Form 10QSB/A
period 1995-03-31
IGENE BIOTECHNOLOGY INC
filed 1995-08-31
CIK 793160

FORM 10QSB/A

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  10549

(Mark One)

[ x ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1995

                                OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to            .


                   Commission file number    0-15888   .


                        IGENE Biotechnology, Inc.
         (Exact name of Registrant as specified in its charter)


  Maryland                                             52-1230461
(State or other jurisdiction of incorporation         (I.R.S. Employer
         or organization)                         Identification No.)

 9110 Red Branch Road, Columbia, Maryland              21045-2020
(Address of principal executive officers)             (Zip code)


Registrant's telephone number, including area code:     (410) 997-2599


                                        None
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES    X            NO

    The number of shares outstanding of the Registrant's $.01 par value Common
Stock as of March 31, 1995 is   13,029,071  .

                               FORM 10QSB/A

                         IGENE Biotechnology, Inc.

                                   INDEX





                                                            Page

PART I - FINANCIAL INFORMATION


    Balance Sheets .................................................     4

    Statements of Operations .......................................     5

    Statements of Stockholder's Deficit ............................     6

    Statements of Cash Flows .......................................     8

    Notes to Financial Statements ..................................     9

    Management's Discussion and Analysis of Financial
         Conditions and Results of Operations .....................     10


PART II - OTHER INFORMATION ..........................................       12


SIGNATURES ...........................................................       13

























                         IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      PART I - FINANCIAL INFORMATION


                           IGENE Biotechnology, Inc.
                                 Balance Sheets


                                                                              March 31,       March 31,
December 31,
                                                                                1994            1995
1994
                                                                             (Unaudited)     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ...............................................$       62,779  $       16,989  $
19,529
  Accounts receivable (no allowance for doubtful accounts) ................        44,235
8,962          10,790
  Due from stockholder ....................................................        76,550             ---
- ---
  Prepaid expenses ........................................................         1,781           4,307
1,438

       Total current assets ...............................................       185,345          30,258
31,757

Property and equipment, net ...............................................        60,222          30,856
35,199
Security deposits .........................................................        10,600          10,600
10,600

                                                                           $      256,167  $       71,714  $
   77,556


LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
DEFICIT
Current liabilities:
  Accounts payable and other accrued expenses .............................       204,462
223,765         238,022
  Debenture interest payable ..............................................        60,000          60,000
30,000
  Promissory Notes payable ................................................       261,300         533,850
409,550

       Total current liabilities ..........................................       525,762         817,615
677,572

Long term liabilities:
  Variable rate subordinated debenture ....................................     1,500,000       1,500,000
    1,500,000

             Total liabilities ............................................     2,025,762       2,317,615
2,177,572



Redeemable preferred stock -- 8% cumulative, convertible, voting,
     Series A, $.01 par value per share; redemption value $11.52,
     $12.16 and $12.00 per share.  Authorized 920,000 shares; issued
     38,592, 38,342, and 38,592 shares....................................       444,580          466,279
 463,104

Stockholders' deficit:
  Preferred stock -- $.01 par value per share. 8% cumulative, convertible, voting, Series A.  Authorized and issued 187,500 shares (aggregate involuntary liquidation value of $2,160,000, 2,280,000, and
     2,250,000 ............................................................         1,875           1,875           1,875
  Common stock -- $.01 par value per share. Authorized 35,000,000 shares;
     issued 12,975,237, 13,029,071, and 13,028,571 shares .................       129,752
130,291         130,285
  Additional paid-in capital ..............................................    17,012,881      17,110,644
17,113,824
  Deficit .................................................................   (19,358,683)    (19,954,990)
(19,809,104)

             Total stockholders' deficit ..................................    (2,214,175)     (2,712,180)
(2,563,120)


                                                                           $      256,167  $       71,714  $
   77,556

See accompanying notes to financial statements

                           IGENE Biotechnology, Inc.
                            Statements of Operations
                                  (Unaudited)




                            ---  Three months ended ---
                                                                          March 31,         March 31,
                                                                            1994              1995

Sales ...............................................................   $     35,109      $      9,548
Cost of sales .......................................................         22,547             8,251

                                                                              12,562             1,297
Selling, general and administrative expenses:
     Marketing and selling ..........................................            988               872
     Research, development and pilot plant ..........................         92,730            84,156
     General and administrative .....................................         64,688            56,096

                                                                            (158,406)         (141,124)

                                             (145,844)         (139,827)
Other income (expenses):
     Investment income ..............................................              6                13
     Joint Venture income ...........................................        100,000               ---
     Other income (loss) ............................................         10,054               442
     Interest expense ...............................................        (33,947)          (39,909)
     Forgiveness of Interest on Promissory Notes ....................            ---            33,395


Net loss ............................................................       ( 89,839)         (145,886)


Deficit at beginning of period ......................................    (19,268,844)      (19,809,104)


Deficit at end of period ............................................   $(19,358,683)     $(19,954,990)




Net loss per common share ...........................................   $      (0.01)     $      (0.01)

See accompanying notes to financial statements

                           IGENE Biotechnology, Inc.
                      Statements of Stockholder's Deficit
                                  (Unaudited)


                                                      Redeemable
                          Preferred Stock           Preferred Stock       Common Stock
                          (Shares/Amount)           (Shares/Amount)     (Shares/Amount)


Balance at December 31, 1993.......................   38,592/$438,405 187,500/$1,875
12,975,237/$129,752

Cumulative undeclared dividends on redeemable
  preferred stock..................................                6,175                  ---                  ---

Net Loss for Quarter ended March 31, 1994 .........                                       ---
       ---                 ---

Balance at March 31, 1994 .........................      38,592/$444,580       187,500/$1,875
12,975,237/$129,752



Balance at December 31, 1994.......................   38,592/$463,104 187,500/$1,875
13,028,571/$130,286

Cumulative undeclared dividends on redeemable
  preferred stock..................................               6,175                         ---
           ---

Conversion of preferred stock to common stock......       (250)/($3,000)                 ---
          500/$5

Net Loss for Quarter ended March 31, 1995 .........                 ---                  ---
       ---

Balance at March 31, 1995 .........................                           38,342/$466,279
187,500/$1,875 13,029,071/$130,291

See accompanying notes to financial statements

                            IGENE Biotechnology, Inc.
                      Statements of Stockholder's Deficit
                             (Unaudited- Continued)


                                                      Additional                               Total
Stockholder's
                          Paid-In Capital               Deficit             Deficit




Balance at December 31, 1993.......................       $17,019,056   $(19,268,844)
$(2,118,161)

Cumulative undeclared dividends on redeemable
  preferred stock..................................              (6,175)                                      ---
        (6,175)

Net Loss for Quarter ended March 31, 1994 .........                 ---              (89,839)
      (89,839)

Balance at March 31, 1994 .........................          $17,012,881         $(19,358,683)
$(2,214,175)



Balance at December 31, 1994.......................        17,113,824   $(19,809,104)
$(2,563,120)

Cumulative undeclared dividents on redeemable
  preferred stock..................................              (6,175)                 ---                (6,175)

Conversion of preferred stock to common stock......               2,995                  ---
        3,000

Net Loss for Quarter ended March 31, 1995 .........                  ---             (145,886)
     (145,886)

Balance at March 31, 1995 .........................         $17,110,644         $(19,954,990)
$(2,712,180)


See accompanying notes to financial statements

                     IGENE Biotechnology, Inc.
                      Statements of Cash Flows
                            (Unaudited)


                                                                --- Three months ended ---
                                                                  March 31,     March 31,
                                                                    1994          1995

     Cash flows from operating activities:
       Net loss ................................................$(   89,839)  $(  145,886)
       Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization ........................      7,422         4,343
          Loss on sale of assets ...............................     10,054           ---
          Changes in assets and liabilities:
             Increase (decrease) in accounts payable and
                other accrued expenses .........................     35,589       (14,257)
             Debenture interest payable ........................     30,000        30,000
             Decrease (increase) in accounts receivable ........    (36,223)        1,828
             Decrease (increase) in prepaid expenses and
                deposits .......................................       (948)       (2,869)

       Net cash used in operating activities ...................   ( 43,945)     (126,841)


     Cash flows from investing activities:
       Capital expenditures ....................................     (6,973)          ---
       Proceeds from Sales of Equipment ........................     25,800           ---

       Net cash used in investing activities ...................     18,827           ---


     Cash flows from financing activities:
       Issuance of promissory notes ............................     22,000       124,300

       Net cash provided by (used in) financing activities .....     22,000       124,300


     Net increase (decrease) in cash and cash equivalents ......   (  3,118)      ( 2,541)


     Cash and cash equivalents at beginning of year ............     65,897        19,529


     Cash and cash equivalents at end of period ................$    62,779   $    16,989



     Supplementary disclosure - cash paid for interest .........$       ---   $       131

     Noncash investing and financing activities:

          During the three months ended March 31, 1994 and 1995, the Company recorded dividends
     in arrears on 8% redeemable preferred stock at $.16 per share aggregating $6,175 in each
     period which has been removed from paid-in capital and included in the carrying value of
     the redeemable preferred stock.

     See accompanying notes to financial statements.

                         IGENE Biotechnology, Inc.

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

(1)   Unaudited Financial Statements

      The financial statements presented herein as of March 31, 1994 and 1995 and for the three-month period ended March 31, 1994 and 1995 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

(2)   Inventories

      None.

(3)   Stockholders' Equity

      At March 31, 1994 and 1995, 77,184 and 76,684 shares of authorized but unissued common stock were reserved for issuance upon conversion of the Company's outstanding preferred stock.

      As of March 31, 1994 and 1995, 1,200,000 share of authorized but unissued common stock were reserved for exercise pursuant to the 1986 Stock Option Plan.

      As of March 31, 1994 shares were reserved for exercise of Warrants to purchase an aggregate of 800,000 shares of Common Stock to Kimelman & Baird, LLC, an employee of the same and Anthony B. Low-Beer, exercisable at $.25 per share expiring February 14, 1995. The Warrants were issued to the aforementioned for acting as placement agent in the Company's private placement of $1,149,000 in gross proceeds which closed February 15, 1991 and there are substantial restrictions against the transfer of these Warrants. The Warrants were not publicly traded and there were no trades of these Warrants before the expiration date.

      As of March 31, 1994 and 1995, the Company has reserved shares for the exercise of Warrants to purchase an aggregate of 252,400 shares of Common Stock to Kimelman & Baird, LLC, at $.75 per share expiring June 26, 1996. The Warrants were issued to the aforementioned for acting as placement agent in the Company's private placement of $510,500 in gross proceeds which closed June 26, 1992 and there are substantial restrictions against the transfer of these Warrants.

      As of March 31, 1994 and 1995, the Company has reserved shares for the exercise of Warrants to purchase an aggregate of 680,667 shares of Common Stock to purchasers of stock in the Company's Private Placement of June
26,
      1992. The exercise price of the Warrants is $.75 per share expiring June 26, 1995 and there are substantial restrictions against the transfer of these warrants.

      As of March 31, 1994 and 1995, 800,000 shares of authorized but unissued common stock were reserved for issuance upon reinvestment of interest on the variable rate subordinated debenture and 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the
      variable rate subordinated debenture.

      As of March 31, 1994 and 1995, 994,416 and 3,995,374 shares of Common
Stock
      were reserved for the conversion of Promissory Notes and the issue of Warrants subject to that conversion. The Promissory Notes are held by Directors of the Company.

(4)   Net Loss Per Common Share

      Net loss per common share for the three-month periods ended March 31, 1994 and 1995 is based on 12,975,237 and 13,028,971 weighted average shares, respectively. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends in arrears on preferred stock.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Sales revenue for the three month period ended March 31, 1995 consisted entirely of sales of the Company's ClandoSan nematicide product. The revenue decereased from the corresponding period in 1994. Selling expenses for the quarter also declined when compared with the corresponding period of the prior year. These decreases reflect a reduced in-house marketing effort for ClandoSan as the Company focuses on its AstaXin product. The Company is actively seeking a marketing partner for ClandoSan .

Research, development and pilot plant expenses decreased for the quarter due to cost containment measures by management and a decrease in scale-up expense related to the astaxanthin technology.

Decreases in general and administrative costs for the three month period ending March 31, 1995 and for the current quarter also reflect successful cost containment measures.

Financial Position

In December 1988, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or increase the liquidation preference or redemption value of the preferred stock. As of March 31, 1995, total dividends in arrears on the Company's preferred stock was $939,503, of which $159,503 ($4.16 per share) was included in the carrying value of the redeemable preferred stock and $780,000 ($4.16 per share) was included in the liquidation preference of the preferred stock.

Liquidity and Capital Resources

Historically, the Company has been funded primarily by equity contributions, loans from stockholders and license fees. As of March 31, 1995, the Company had a working capital deficit of approximately $787,000, and cash and cash equivalents of $17,000, consisting of proceeds from Promissory Notes issued to certain Directors of the Company described below.

On March 4, 1994 the Company and the Food Science Group of Pfizer Inc, New York, N.Y., signed a Technology Evaluation Agreement for AstaXin . The Agreement provided for cash compensation to IGENE of $250,000 over a three month period ending May 18, 1994. On April 28, 1994, the Company and the Food Science Group of Pfizer Inc agreed to extend its Technology Evaluation Agreement for AstaXin until it ended on July 18, 1994. The exclusive evaluation period has ended, and it is unlikely that Pfizer will commit to a multiyear commitment for manufacture and sale of AstaXin in the foreseeable future. Consequently, the Company is actively seeking other potential manufacturers for AstaXin .

On February 10, 1994, September 26, 1994, October 24, 1994, November 28, 1994, January 23, 1995, and March 7, 1995 the Company issued promissory notes to certain directors of the Company for a total aggregate consideration of $534,550.
The notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.375 per share for the note issued February 10, 1994 and at $.25 per share for notes issued September 26, 1994, October 24, 1994, and November 28, 1994 and at a $.1875 per share for the note issued January 23, 1995 and at $.125 per share for the note issued March
7, 1995 and to receive warrants for an equivalent number of common shares at $.375 per share for the note issued February 10, 1994 and at $.25 per share for notes issued September 26, 1994, October 24, 1994, and November 28, 1994 and at $.1875 per share for the note issued January 23, 1995, and $.125 per share for the note issued March 7, 1995. The promissory notes are due on demand with interest charged at the prime rate. The Directors subsequently agreed to waive all interest charges on these notes.

The Company is actively seeking and is in discussion with a potential manufacturer of its AstaXin technology. The Company believes this technology to be highly marketable and that it is likely that an income-producing technology licensing agreement will be executed during 1995 for this product.

On May 10, 1995, the Company signed an Agreement for sale of a non-exclusive license to Archer-Daniels-Midland Company, Decatur, Illinois for technology relating to the manufacture of astaxanthin pigment using the Company's AstaXin product. The agreement provides for a cash payment to IGENE of $200,000 at signing, an advance of royalties of $500,000 within 6 months and a royalty based on gross sales for 10 years.

To supplement this anticipated income from a technology licensing agreement, the Company will consider issuing additional stock to officers and directors and encouraging holders of outstanding warrants to exercise these rights. To increase its working capital position the Company will also encourage the holders of promissory notes to convert them into common stock. To meet short-term cash needs the Company plans to issue additional promissory notes to officers and directors in March of 1995.

In the long-term, the Company is continuing its development of additional AstaXin technology which it hopes to license and market to benefit future periods.

The Company does not believe that inflation has had a significant impact on the Company's operations during the past two years.

Effective January 1, 1993, the Company adopted the provision of FASB Statement no. 109 "Accounting for income taxes".

                               FORM 10-QSB/A

                         IGENE Biotechnology, Inc.

                        PART II - OTHER INFORMATION




Item 1.  Legal Proceedings

      None

Item 2.  Changes in Securities

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      (a)    Exhibits

             None

      (b)    Reports on Form 8-K

             None

Item 7.  Subsequent Events

      On May 10, 1995, the Company signed an Agreement for sale of a non-exclusive license to Archer-Daniels-Midland Company, Decatur, Illinois for technology relating to the manufacture of astaxanthin pigment using the Company's
AstaXin  product.  The agreement provides for a cash payment to IGENE of
$200,000
at signing, an advance of royalties of $500,000 within 6 months and a royalty based on gross sales for 10 years.

                               FORM 10QSB/A

                                SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  IGENE Biotechnology, Inc.
                                        (Registrant)


Date:  August 24, 1995
                               /s/  Stephen F. Hiu
                                  Stephen F. Hiu
                                  President, Treasurer and
                                  Secretary
                             (On behalf of the Registrant and as
                              Principal Financial Officer)

                               FORM 10QSB/A

                                SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  IGENE Biotechnology, Inc.
                                        (Registrant)


Date:  August 24, 1995

                                  Stephen F. Hiu
                                  President, Treasurer and
                                  Secretary
                             (On behalf of the Registrant and as
                              Principal Financial Officer)