Form 10QSB
period 1995-06-30
IGENE BIOTECHNOLOGY INC
filed 1995-08-31
CIK 793160

                                FORM 10QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  10549
(Mark One)

[ x ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1995

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

                   YES    X            NO

    The number of shares outstanding of the Registrant's $.01 par value Common Stock as of June 30, 1995 is 13,055,738.

                                FORM 10-QSB

                         IGENE Biotechnology, Inc.

                                   INDEX





                                                            Page

PART I - FINANCIAL INFORMATION


    Balance Sheets .................................................     4

    Statements of Operations .......................................     5

    Statements of Stockholder's Equity (Deficit) ...................     6

    Statements of Cash Flows .......................................     8

    Notes to Financial Statements ..................................     9

    Management's Discussion and Analysis of Financial
         Conditions and Results of Operations .....................     11


PART II - OTHER INFORMATION ..........................................       13


SIGNATURES ...........................................................       14

                         IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      PART I - FINANCIAL INFORMATION


                           IGENE Biotechnology, Inc.
                                 Balance Sheets


                                                                               June 30,        June 30,
December 31,
                                                                                1994            1995
1994
                                                                             (Unaudited)     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ...............................................$       60,124  $       73,272  $
19,529
  Accounts receivable (no allowance for doubtful accounts) ................        33,271
13,831          10,790
  Inventory-finished goods ................................................           ---           1,240
- ---
  Due from stockholder ....................................................        76,550             ---
- ---
  Prepaid expenses and deposits ...........................................         2,115           3,230
 1,438
       Total current assets ...............................................       172,060          91,573
31,757

Property and equipment, net ...............................................        52,800          30,856
35,199
Security deposits .........................................................        10,600          10,600
10,600

                  Total assets                                             $      235,460  $      133,029
$       77,556



LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
DEFICIT
Current liabilities:

  Accounts payable and other accrued expenses .............................       224,478
228,465         238,022
  Debenture interest payable ..............................................        30,000          30,000
30,000
  Promissory Notes payable ................................................       261,300         536,300
409,550
       Total current liabilities ..........................................       515,777         794,765
677,572

Long term liabilities:
  Variable rate subordinated debenture ....................................     1,500,000       1,500,000
    1,500,000

             Total liabilities ............................................     2,015,778       2,294,765
2,177,572



Redeemable preferred stock -- 8% cumulative, convertible, voting,
     Series A, $.01 par value per share; redemption value $11.68,
     $12.32 and $12.00 per share.  Authorized 920,000 shares; issued
     38,592, 38,342, and 38,592 shares....................................       450,754          472,373
  463,104

Stockholders' deficit:
  Preferred stock -- $.01 par value per share. 8% cumulative, convertible, voting, Series A.  Authorized and issued 187,500 shares (aggregate involuntary liquidation value of $2,190,000, 2,310,000, and
     2,250,000 ............................................................         1,875           1,875           1,875
  Common stock -- $.01 par value per share. Authorized 35,000,000 shares;
     issued 12,809,520, 13,001,904, and 12,975,237 shares .................       130,019
130,557         130,285
  Additional paid-in capital ..............................................    17,066,440      17,164,282
17,113,824
  Deficit .................................................................   (19,429,406)    (19,930,823)
(19,809,104)

             Total stockholders' equity (deficit) .........................    (2,231,072)     (2,634,109)
  (2,563,120)


  Total liabilities and stockholders' equity ..............................$      235,460  $      133,029
$       77,556




See accompanying notes to financial statements

                           IGENE Biotechnology, Inc.
                            Statements of Operations
                                  (Unaudited)

                                                      -----  Three months ended  ----         -----  Six
months ended  -----
                                                        June 30,          June 30,              June 30,
   June 30,
                                                          1994              1995                  1994
   1995
Revenue:
Sales ................................................$      5,318      $       (306)         $     40,427     $
9,242
Cost of sales ........................................       3,712              (694)               26,259
7,557

     Gross profit from sales of products .............       1,606               388
14,168            1,685

Technology licensing income ..........................     150,000           200,000
250,000          200,000
Technology services income ...........................         ---             9,000                   ---
     9,000

     Net revenue .....................................     151,606           209,388               264,168
  210,685
Selling, general and administrative expenses:
     Marketing and selling ...........................       1,098             1,665                 2,086
      2,537
     Research, development and pilot plant ...........      99,347            90,135
192,077          174,290
     General and administrative ......................      87,715            63,368
152,403          119,235

     Operating income ................................     (36,554)          (54,220)              (82,398)
     (85,377)
Other income (expenses):
     Investment income ...............................          67               113                    73
     126
     Forgiveness of debt income ......................         ---               ---                   ---
   33,395
     Other income (expense) ..........................         ---              (330)              (10,054)
         112
     Interest expense ................................     (34,235)          (30,066)              (68,182)
  (69,975)


Net income (loss) ....................................$    (70,722)     $     23,937          $   (160,561)
$   (121,719)


Net loss per common share ............................$     (0.006)     $      (0.01)         $
(0.01)    $      (0.01)










     Sales and cost of sales for the 3 month period ended June 30, 1995 are negative due to a reversal of a previous sale.  The
product sold was returned and placed in inventory and is being resold.









See accompanying notes to financial statements

                           IGENE Biotechnology, Inc.
                  Statements of Stockholder's Equity (Deficit)
                                  (Unaudited)

                                                        Redeemable
                                                         Preferred         Preferred          Common

                                                           Stock             Stock             Stock
                                                      (shares/amount)  (shares/amount)
(shares/amount)

Balance at December 31, 1993.....................        38,592/$438,405   187,500/$1,875
12,975,237/$129,752

Conversion of preferred stock into common stock .               ---              ---
  ---

Issuance of 26,667 shares of common stock in
  lieu of cash payment for interest on
  subordinated debenture ........................                   ---              ---
26,667/$267

Cumulative undeclared dividends on redeemable
  preferred stock ...............................            $12,349             ---                   ---


Balance at June 30, 1994 ........................    38,592/$450,754   187,500/$1,875
13,001,904/$130,019



Balance at December 31, 1994.....................        38,592/$463,104   187,500/$1,875
13,028,571/$130,285

Cumulative undeclared dividend on redeemable
  preferred stock ...............................            $12,270             ---                   ---

Issuance of 26,667 shares of common stock in
  lieu of cash payment for interest on
  subordinated debenture ........................                   ---              ---
26,667/$267

Conversion of preferred stock into common stock .        250/($3,000)            ---
     500/$5

Balance at June 30, 1995 ........................    38,342/$472,373   187,500/$1,875
13,055,738/$130,557



























See accompanying notes to financial statements

                            IGENE Biotechnology, Inc.
                      Statements of Stockholder's Deficit
                             (Unaudited- Continued)



                                                       Additional
                                                        Paid-In                          Total
Stockholder's
                                                        Capital            Deficit              Deficit

Balance at December 31, 1993.....................           $17,019,056        $(19,268,844)
$(2,118,161)

Issuance of 26,667 shares of common stock in
  lieu of cash payment for interest on
  subordinated debenture ........................                59,733

Cumulative undeclared dividends on redeemable
  preferred stock ...............................           (12,349)                ---              (12,349)


Net loss for six months ended June 30, 1994 .....               ---            (160,561)
   ---

Balance at June 30, 1994 ........................       $17,066,440        $(19,429,405)
$(2,130,150)


Balance at December 31, 1994.....................            17,113,824        $(19,809,104)
$(2,563,120)

Cumulative undeclared dividend on redeemable
  preferred stock ...............................           (12,270)                ---              (12,270)

Issuance of 26,667 shares of common stock in
  lieu of cash payment for interest on
  subordinated debenture ........................                59,733                 ---
60,000

Conversion of preferred stock into common stock .             2,995                 ---
    3,000

Net loss for six months ended June 30, 1995 .....               ---            (121,719)
(121,719)

Balance at June 30, 1995 ........................   $   17,164,282   $      (19,930,823) $
(2,634,109)

























See accompanying notes to financial statements

                     IGENE Biotechnology, Inc.
                      Statements of Cash Flows
                            (Unaudited)

                                                                ---- Six months ended ----
                                                                  June 30,      June 30,
                                                                    1994          1995
     Cash flows from operating activities:
       Net loss ................................................$(  160,561)  $(  121,719)
       Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization ........................     14,844         4,343
          Loss on sale of equipment.............................     10,054           ---
          Interest on debentures paid in shares
             of common stock....................................     60,000        60,000
          Changes in assets and liabilities:
             Increase (decrease) in debenture interest payable .        ---           ---
             Increase (decrease) in accounts payable and
                other accrued expenses .........................     55,604        (9,558)
             Decrease (increase) in accounts receivable ........    (25,259)       (3,041)
             Decrease (increase) in prepaid expenses ...........     (1,282)       (1,792)
             Decrease (increase) in inventories ................        ---        (1,240)

       Net cash used in operating activities ...................    (46,600)      (73,007)
     Cash flows from investing activities:
       Capital expenditures ....................................     (6,973)          ---
       Sale of Equipment .......................................     25,800           ---

       Net cash used in investing activities ...................     18,827           ---
     Cash flows from financing activities:
       Issuance of promissory notes ............................     22,000       126,750
       Issuance of common stock pursuant to exercise
          of employee stock options ............................        ---           ---

       Net cash provided by (used in) financing activities .....     22,000       126,750

     Net increase (decrease) in cash and cash equivalents ......     (5,773)      (53,743)

     Cash and cash equivalents at beginning of year ............     65,897        19,529

     Cash and cash equivalents at end of period ................$    60,124   $    73,272

     Supplementary disclosure - cash paid for interest .........$       ---   $       ---
                              - cash paid for taxes ........... $       ---   $       ---

     Noncash investing and financing activities:

         During the three months and six months ended June 30, 1994 and 1995, the
Company
     issued 26,667 shares of common stock in each period in payment of interest on the variable
     rate subordinated debenture.  If paid in cash, the interest would have been payable at 8%
     during each period, or $60,000.  Shares may be issued in lieu of cash per the debenture
     agreement at the higher of $2.25 per share or market price per share.  The stock was issued
     and related interest expense for the three months and six months ended June 30,
1994 and
     1995 were recorded at $2.25 per share, or $60,000 in the aggregate in each period.

         During the three months and six months ended June 30, 1994 and 1995, the
Company
     recorded dividends in arrears on 8% redeemable preferred stock at $.16 and $.32 per share,
     respectively aggregating $6,175 and $12,349, respectively in each period which has been
     removed from paid-in capital and included in the carrying value of the redeemable preferred
     stock.

     See accompanying notes to financial statements.

                         IGENE Biotechnology, Inc.

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

(1) Unaudited Financial Statements

    The financial statements presented herein as of June 30, 1994 and 1995 and for the six-month and the three month periods ended June 30, 1994 and 1995 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

(2) Inventories

    Inventories are stated at the lower of average cost, or market. Inventories as of June 30, 1995 consist entirely of finished goods.

(3) Stockholders' Equity

    As of June 30, 1994 and 1995, 77,184 and 76,684, shares of authorized but unissued common stock were reserved for issuance upon conversion of the Company's outstanding preferred stock.

    As of June 30, 1994 and 1995, 1,200,000 share of authorized but unissued common stock were reserved for exercise pursuant to the 1986 Stock Option Plan.

    As of June 30, 1994 shares were reserved for exercise of Warrants to purchase an aggregate of 800,000 shares of Common Stock to Kimelman & Baird, LLC, an employee of the same and Anthony B. Low-Beer, exercisable at $.25 per share expiring February 14, 1995. The Warrants were issued to the aforementioned for acting as placement agent in the Company's private placement of $1,149,000 in gross proceeds which closed February 15, 1991 and there are substantial restrictions against the transfer of these Warrants. The Warrants were not publicly traded and there were no trades of these Warrants before the expiration date.

    As of June 30, 1994 and 1995, the Company has reserved shares for the exercise of Warrants to purchase an aggregate of 252,400 shares of Common Stock to Kimelman & Baird, LLC, at $.75 per share expiring June 26, 1996. The Warrants were issued to the aforementioned for acting as placement agent in the Company's private placement of $510,500 in gross proceeds which closed June 26, 1992 and there are substantial restrictions against the transfer of these Warrants.

    As of June 30, 1994 the Company has reserved shares for the exercise of Warrants to purchase an aggregate of 680,667 shares of Common Stock to purchasers of stock in the Company's Private Placement of June 26, 1992. The exercise price of the Warrants is $.75 per share expering June 26, 1995 and there are substantial restrictions against the transfer of these warrants.

    As of June 30, 1994 and 1995, 800,000 shares of authorized but unissued Common Stock were reserved for issuance upon reinvestment of interest on the variable rate subordinated debenture and 375,000 shares of authorized but unissued Common Stock were reserved for issuance upon conversion of the variable rate subordinated debenture.

    As of June 30, 1994 and 1995, 994,416 and 3,995,374 shares of Common Stock were reserved for the conversion of Promissory Notes and the issue of Warrants subject to that conversion. The Promissory Notes are held by Directors of the Company.

(4) Net Loss Per Common Share

    Net loss per common share for the six-month periods ended June 30, 1994 and 1995 is based on 12,988,644 and 13,114,719 weighted average shares, respectively. For purposes of computing net income (loss) per common share, the amount of net loss has been increased and the amount of net income reduced by cumulative undeclared dividends in arrears on preferred stock.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Sales revenue for the six-month period ended June 30, 1995 consisted of sales of the Company's ClandoSan nematicide product, and a licensing agreement and contracted technology services related to the Company's AstaXin products.
The revenue decreased from the corresponding period in 1994 because of a decrease in sales of ClandoSan in the first six months of 1995.

Selling expenses for the quarter remained steady when compared with the corresponding period of the prior year. Research, development and pilot plant expenses for the first six months of 1995 remained steady primarily because of expenses involved in the pilot plant programs for the technology licensing agreements involving AstaXin .

General and administrative costs for the six-month period ended June 30, 1995 have decreased due to continuing cost containment measures.

Financial Position

In December 1988, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or increase the liquidation preference or redemption value of the preferred stock. As of June 30, 1995, total dividends in arrears on the Company's preferred stock was $975,637, of which $165,637 ($4.32 per share) was included in the carrying value of the redeemable preferred stock and $810,000 ($4.32 per share) was included in the liquidation preference of the preferred stock.

Liquidity and Capital Resources

Historically, the Company has been funded primarily by equity contributions, loans from stockholders and license fees. As of June 30, 1995, the Company had a working capital deficit of approximately $703,192, and cash and cash equivalents of $73,272, consisting principally of proceeds from Promissory Notes issued to certain Directors of the Company described below.

On March 4, 1994 the Company and the Food Science Group of Pfizer Inc, New York, N.Y., signed a Technology Evaluation Agreement for AstaXin . The Agreement provided for cash compensation to IGENE not to exceed $200,000 over a three month period ending May 18, 1994. On April 28, 1994, the Company and the Food Science Group of Pfizer Inc agreed to extend its Technology Evaluation Agreement for AstaXin until August 18, 1994. The exclusive evaluation period has now ended.

On February 10, 1994, September 26, 1994, October 24, 1994, November 28, 1994, January 23, 1995, and March 7, 1995 the Company issued promissory notes to certain directors of the Company for a total aggregate consideration of $536,300.

The notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of the Company at $.375 per share for the notes issued February 10, 1994 and at $.25 per share for notes issued September 26, 1994, October 24, 1994, and November 28, 1994 and at $.1875 per share for the notes issued January 23, 1995 and at $.125 per share for the notes issued March 7, 1995 and to receive warrants for an equivalent number of common shares at $.375 per share for the notes issued February 10, 1994 and at $.25 per share for notes issued September 26, 1994, October 24, 1994, and November 28, 1994 and at $.1875 per share for the notes issued January 23, 1995, and $.125 per share for the notes issued March 7, 1995. The promissory notes are due on demand with interest charged at the prime rate. The Directors subsequently agreed to waive all interest charges on these notes.

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

                                FORM 10-QSB

                         IGENE Biotechnology, Inc.

                        PART II - OTHER INFORMATION




Item 1.  Legal Proceedings

    None

Item 2.  Changes in Securities

    None

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    None

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

              None

    (b)  Reports on Form 8-K

              None

Item 7.  Subsequent Events

    On July 24, 1995 IGENE's Board of Directors approved a Resolution to purchase from the Company One Million Two Hundred Thousand (1,200,000) shares of common stock, $.01 par value, at a price of $.125 per share for an aggregate purchase amount of One Hundred Fifty Thousand ($150,000.00) Dollars.

                                FORM 10-QSB

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  IGENE Biotechnology, Inc.
                                         (Registrant)


Date:  August 14, 1995
                               /s/  Stephen F. Hiu
                                   Stephen F. Hiu
                                   President, Treasurer and
                                   Secretary
                             (On behalf of the Registrant and as
                              Principal Financial Officer)

                                FORM 10-QSB

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  IGENE Biotechnology, Inc.
                                         (Registrant)


Date:  August 14, 1994

                                   Stephen F. Hiu
                                   President, Treasurer and
                                   Secretary
                             (On behalf of the Registrant and as
                              Principal Financial Officer)