Form 10KSB/A
period 1994-12-31
IGENE BIOTECHNOLOGY INC
filed 1995-10-16
CIK 793160

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  10549

                                  FORM 10KSB/A
                       AMENDMENT TO APPLICATION OR REPORT
                    Filed pursuant to Section 13 or 15(d) of
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                           IGENE BIOTECHNOLOGY, INC.
(Exact name of registrant as specified in charter)


                                AMENDMENT NO. 1


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 1994 report on Form 10KSB as set forth in the pages attached hereto:


PART II, Item 6.    Managements Discussion and Analysis or Plan of Operation

PART III, Item 10.  Executive Compensation

PART III, Item 11.       Security Ownership of Certain Beneficial Owners and
Management

PART III, Item 12.       Certain Relationships and Related Transactions

PART IV,  Item 13.  Exhibits, Financial Statements Schedules, and Reports on
Form 8K


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                              IGENE BIOTECHNOLOGY, INC.


Date:  October 13, 1995                 By:  /s/ Stephen F. Hiu
                                   Chief Executive Officer
                                   Principal Financial Officer &
                                   Principal Accounting Officer

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10KSB/A


(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF
     1934 [FEE REQUIRED]

For the fiscal year ended                                    December 31, 1994



[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT
     OF 1934 [NO FEE REQUIRED]

For the transition period from
to


Commission file number                                            0-15888




                           IGENE Biotechnology, Inc.
              (Exact name of small business issuer in its charter)

                Maryland
52-1230461
          (State of other jurisdiction of              (I.R.S. Employer
Identification No.)
           incorporation or organization)

          9110 Red Branch Road
          Columbia, Maryland
21045
          (Address of principal executive offices)                      (Zip
Code)

Issuer's telephone number, including area code:   (410) 997-2599

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class           Name of each exchange on which registered

       None                                             None



Securities registered pursuant to Section 12(g) of the Exchange Act:

                       Common Stock (par value $.01 per share)
                                 (Title of each class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13
or 15(d) of the Exchange Act
during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES    X                 NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B contained in this form,
and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.  [   ]

     The issuer's net revenues for its most recent fiscal year were $363,349.

     As of March 1, 1995, there were 13,029,071 shares of the issuer's Common Stock and
225,842 shares of the issuer's
8% Cumulative Convertible Preferred Stock, Series A outstanding. The aggregate market value of the Common Stock and Preferred Stock held by non-affiliates was $4,310,854, based on the last bid quotation prices of the Common Stock as reported by the National Association of Securities Dealers pink sheets on such date and, with respect to the Preferred Stock for which no quotations were available, based on the conversion rate applicable to the Preferred
Stock and the last bid price of the
Common Stock as reported above. (The officers and directors of the issuer are considered affiliates only for purposes of this calculation.)

                                  PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

     IGENE Biotechnology, Inc. ("The Company") is engaged in the business of industrial microbiology and related biotechnologies. The Company was formed on October 27, 1981 to develop, produce and market value-added specialty biochemical products derived from abundant, inexpensive and renewable agricultural residues and wastes through the use of state-of-the-art fermentation technology, physical and chemical separation technology, and related chemical and biochemical engineering technologies.

     The Company has devoted its resources to the development of proprietary processes to convert selected agricultural raw materials or feedstocks into commercially useful and cost effective specialty biochemical products for the food, feed, flavor and agrichemical industries. In developing these processes and products, the
Company has relied on the expertise and skills of its in-house scientific staff and, for special projects, various consultants.

     The Company has no manufacturing facilities other than its pilot plant facility in
Columbia, Maryland.
To date, the Company has either licensed its products to third-party manufacturers or joint venture partners.

Government Regulation

     The manufacturing and marketing of most of the products the Company has developed are and will likely continue to be subject to regulation by various governmental agencies in the
United States, including the
Food and Drug Administration ("FDA"), the Department of Agriculture ("USDA"), and the Environmental
Protection Agency ("EPA"), and comparable agencies in other countries. Substantially all of the food products developed by the Company to date have been reviewed by a panel of independent scientific experts (the "Product
Review Panel") who are qualified by scientific training and experience to evaluate, among other things, the safety of ingredients intended to be used directly or indirectly in foods. The Product Review
Panel has advised the
Company that it considers such products to be Generally Recognized As Safe ("GRAS") under the regulations of the FDA. The Company is not aware of any action by the FDA, the USDA or the EPA contesting these affirmations or of any basis for their doing so. There can be no assurance, however, that such independent expert evaluations will be accepted by the FDA, the USDA or the EPA and that the
Company will not be
required to obtain costly and time-consuming approvals from these agencies or comparable agencies in foreign countries. The Company, as a matter of policy, requires that its products conform to current Good
Manufacturing Practices (as defined under the Federal Food, Drug and Cosmetic Act and the rules and regulations thereunder) and the Company believes all of its products so conform. The extent of any adverse governmental regulation that might arise from future administrative or legislative action, including current rules and regulations pertaining to the process of GRAS affirmations, cannot be predicted.

Research and Development

     As of December 31, 1994, the Company had expended approximately $9,600,000 on research and development since its inception on October 17, 1981 and has, as of December 31, 1994,
received revenues from
product sales of approximately $1,487,000 from the proprietary processes resulting from such research and development, excluding one-time license fees received in 1982 and 1985. The Company will continue to incur research and development costs in connection with improvements in its existing processes and products, but it does not anticipate development of new processes and products in 1995.

     The Company's research and development activities have resulted in the development of processes to produce the products hereinafter discussed.

Commercial Products

1.   AstaXin

     AstaXin is the Company's tradename for its dried yeast product made from a proprietary microorganism developed by the Company. AstaXin is a natural source of astaxanthin, a pigment which imparts the characteristic red color to the flesh of salmon, trout, and prawns. In the ocean, salmon and trout obtain astaxanthin from krill and other planktonic crustaceans in their diet.
A crustacean
diet would be
prohibitively expensive for farm raised salmonids; without the addition of astaxanthin, the flesh of such fish is a pale, off-white color which is less appealing to consumers expecting "salmon-colored" fish. Efficacy of
AstaXin has been demonstrated by fish feeding trials in Europe, Asia, and North and
South America.  An
estimated 285,000 metric tons of farm raised salmon are produced annually worldwide.

     In 1991 the Company entered into a business arrangement with Lefersa Alimentos,
S.A., ("Lefersa") in
Chile to manufacture AstaXin on a non-exclusive basis. During 1991, Lefersa experienced manufacturing problems attributed to microbial contamination which delayed Scale-Up and commercial production. During
1992, Lefersa discontinued further attempts to manufacture AstaXin . The Company has produced ton quantities of the product on a limited basis for evaluation and testing purposes at a contract manufacturing facility in Michigan.

     During 1993, commercial quantities of AstaXin were manufactured by the Fleischmann's Yeast
Division of Burns Philp Food Inc. under contract as part of a Technology
License
Agreement.  On October 5,
1993, Burns Philp informed the Company that it would no longer manufacture AstaXin .

     During 1994 commercial quantities of AstaXin were manufactured by Pfizer Inc for testing purposes
as part of a Technology Evaluation Agreement.  To date, IGENE has not received any
long-term commitment
for manufacture of the product.    The Company is in contact with other
potential
manufacturers and licensees
for additional production capacity for AstaXin .

2.   Crustacean Shell Products

     ClandoSan is the Company's registered trademark for its natural nematicide made from crab and crawfish exoskeletons and processed into pellets or granules by patented and patent pending technology developed by the Company. The product acts in soils as a biological control agent by stimulating the growth of normal soil microorganisms which produce chitinase and other enzymes that degrade chitin present in the cuticles and eggs of plant-pathogenic nematodes. It has secondary effects as a slow release organic fertilizer.
ClandoSan does not have a direct adverse effect on plant-pathogenic nematodes either in vitro or in sterilized or irradiated soils and only acts indirectly to suppress nematode populations in soils.
The product generally is
not water soluble and, consequently, does not contribute to ground water contamination.

     On March 17, 1988, ClandoSan was unconditionally registered by the EPA for use with all agricultural and horticultural crops in accordance with the Federal Insecticide, Fungicide, and
Rodenticide Act ("FIFRA")
section 3(c)(5). ClandoSan is now registered in 49 states and is produced at two contract manufacturing facilities in the United States. During 1991, the inventories related to the Company's
ClandoSan  product line
were written down to net realizable value due to the then prevailing market conditions.

3.   Whey-Based Products

     (a)  MacroMin  and MinraLac

     MacroMin and MinraLac are the Company's registered trade names for coproducts it developed for converting low economic value cheese whey into economically and biologically useful products for the food industry. In spite of extensive sales efforts throughout 1989, the Company was not able to develop a market for these products and they were phased out in 1990.

     (b)  Weyco-Serv

     Weyco-Serv (or NaturServ ) is the Company's trade name for a fermented whey-based product containing calcium propionate and calcium acetate that can be used as a food preservative and mold inhibitor in the baked goods industry, in condiments, and in other foods and beverages. The product is produced by fermenting modified cheese whey residues using a patented microbial co-culture and fermentation process developed by the Company.

     A license to manufacture and sell Weyco-Serv was granted by the Company to
Hercules Incorporated
("Hercules"), Wilmington, Delaware, in exchange for an initial license fee of $500,000, pursuant to a license
agreement dated as of September 16, 1985. Hercules had not produced commercially any quantities of Weyco-
Serv and by an agreement dated October 15, 1987, the Company and Hercules terminated the license agreement.

     The termination arrangement provided that the Company pay Hercules $25,000 for termination of the license. If the Company commercializes Weyco-Serv , the Company will pay Hercules up to an additional
$600,000 from revenues from the sale or licensing of the product.

     The Company continues to be interested in licensing the Weyco-Serv technology.

4.   Diagnostic Reagents

     The Company has developed a number of enzymes that are suitable as reagents for clinical diagnostic applications. Two such microorganisms and fermentation processes yield high concentrations of stabilized enzymes that can be used for the isolation of strain-specific cell wall components in rapid diagnostic tests for streptococcal diseases. The Company has been granted a patent for industrial production of a lytic enzyme specific for Group A Streptococcus. To date, the Company has produced only small commercial quantities of these enzymes and continues to be interested in manufacturing and marketing these enzymes for use in diagnostic test kits.

5.   Flavors and Fragrances

     The Company has developed natural flavor and fragrance chemicals by fermentation of whey and other carbohydrates. Patent applications on the proprietary microorganisms developed by the
Company have been
submitted in Europe and in the United States.

     The fermentation processes yield a range of water-soluble low molecular weight organic (carboxylic) acids which can be converted with naturally occurring alcohols into esters which are commercially useful both as food flavors and as fragrances in cosmetic and toiletry products.

     The Company is continuing to seek opportunities to commercialize its flavors technology.

Patents and Trademarks

     It is the Company's policy to protect its intellectual property rights by a variety of means, including applying for patents and trade marks in the United States and in other countries. The
Company also relies upon
trade secrets and improvements, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive position. In this regard, the Company places restrictions in its agreements with third parties with respect to the use and disclosure of any of its proprietary technology. The Company also has internal nondisclosure safeguards, including confidentiality agreements with employees and consultants.

     During fiscal years 1992, 1993, and 1994, as part of the Company's stringent cost containment efforts, all patents and trademarks were carefully reviewed and those with no foreseeable commercial value have been abandoned to eliminate costly maintenance fees. Patents (and applications) and/or trademarks on technology with recognized commercial value include those for AstaXin , ClandoSan , Weyco-Serv , and streptococcus lytic enzyme. Extensive additional foreign applications for AstaXin have been submitted.

Competition

     Competitors in the biotechnology field in the United States and elsewhere are numerous and include major chemical, pharmaceutical and food companies, as well as specialized biotechnology companies.
Competition can be expected to increase as small biotechnology companies continue to be purchased by major multinational corporations with their huge resources. Competition is also expected to increase with the introduction of more diverse products developed by biotechnology firms, increasing research cooperation among academic institutions and large corporations, and continued government funding of research and development activities in the biotechnology field, both in the United States and overseas. Unlike the majority of biotechnology companies, which are developing products principally for the pharmaceutical industry, the Company has focused its own activities on the development of proprietary products for use in food, fermentation and agricultural industries. In the future, however, competitors may offer products which, by reason of price or efficacy or more adequate resources for technology advances, may be superior to the Company's existing or future products.

     In addition, the aquaculture market into which the Company's product, AstaXin , will be sold is a highly competitive industry worldwide and certain large companies are presently known to be developing and marketing competitive products.

Employees

     At December 31, 1994, the Company had 9 employees, three of whom are in administration and marketing, while the remainder are engaged in process development and support of manufacturing activities.

     None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages. The Company believes its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases 8,480 square feet of space in the Oakland Ridge Industrial Park located at 9110
Red Branch Road, Columbia, Maryland. The Company occupies the space under leases expiring on January
31, 1996 with an approximate rental expense of $75,000 for 1994 through expiration.

     Approximately 2,000 square feet of the space occupied by the Company is used for executive and administrative offices and approximately 2,300 feet is used for research and development activities.
Approximately 4,000 square feet of space is used for the Company's intermediate-stage or scale-up pilot plant facility.

     In addition, the Company has a 180 square-foot Biosafety Level 2 Laboratory suitable for manufacturing bacterial enzymes for in vitro diagnostic kits.

     The Company owns all equipment necessary for its current operations and all equipment is in satisfactory condition.


ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1994.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

Preferred Stock

     Prices for the Preferred Stock were quoted on the over-the-counter market on the
National Association
of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") from November 25, 1987 through January
25, 1988. Prior to November 25, 1987 there was no public market for the Preferred
Stock and since January 25,
1988, no quotations for the Preferred Stock have been reported on NASDAQ. The aggregate number of record holders of Preferred Stock as of March 1, 1995 was approximately 17 (18 in 1994).

Common Stock

     The Common Stock has been traded in the over-the-counter market since July 23,
1986.  Prior to July
23, 1986, there was no public market for the Common Stock.

     On or about June 9, 1989, the Company was advised by NASDAQ that its capital and surplus (exclusive of Redeemable Preferred Stock), based on its financial statements at and for the quarter ended March 31, 1989, did not meet requirements for continued inclusion in the NASDAQ System. Accordingly, the quotation of
Common Stock in the NASDAQ System was terminated.

     Commencing on or about June 12, 1989, the Company's Common Stock began trading on the over-the-counter market on a limited basis and is quoted in the national bureau's "Pink Sheets".
The following table
shows, by calendar quarter, the range of representative bid prices for the Common Stock for 1993 and 1994.

          Calendar Quarter              High           Low
     1993:     First Quarter                 $1.25               $ .50
          Second Quarter                $1.38               $ .50
          Third Quarter                 $ .94               $ .38
          Fourth Quarter                $ .56               $ .13

     1994:     First Quarter                 $1.06               $ .13
               Second Quarter                $ .75               $ .25
          Third Quarter                 $ .56               $ .31
          Fourth Quarter                $ .38               $ .31

     The above information was obtained by management from the National
Quotation
Bureau.  Such
quotations are inter-dealer quotations without retail mark-up, mark-downs, or commissions, and may not represent actual transactions. The above quotations do not reflect the "asking price" quotations of the stock.

     The aggregate number of record holders of the Common Stock as of March 1, 1995 was 258.  As of
March 1, 1995, the high and low bid prices for the Common Stock, as shown in the "pink sheets" were $0.19 and
$0.13, respectively.

Warrants

     As of December 31, 1992, the Company had Warrants outstanding for the purchase of 314,092 shares of Common Stock, exercisable at $6.00 per share. These Warrants expired on July 30,
1993.  The Warrants were
not publicly traded and there were no trades of these Warrants before the expiration date.

     On or about February 15, 1991, the Company issued Warrants to purchase an aggregate of 800,000 shares of Common Stock to Kimelman & Baird, LLC., an employee of the same and Anthony B. Low-Beer, exercisable at $.25 per share until February 14, 1995. The Warrants were issued to the aforementioned for acting as placement agent in the Company's private placement of $1,149,000 in gross proceeds which closed February
15, 1991 and there are substantial restrictions against the transfer of these Warrants.
The Warrants were not
publicly traded and there were no trades of these Warrants before the expiration date.

     On or about June 26, 1992, the Company issued Warrants to purchase an aggregate of 252,400 shares of Common Stock to Kimelman & Baird, LLC, at $.75 per share until June 26,
1996.
The Warrants were issued
to the aforementioned for acting as placement agent in the Company's private placement of $510,500 in gross
proceeds which closed June 26, 1992 and there are substantial restrictions against the transfer of these Warrants.
In addition, 680,667 warrants to purchase common stock at $.75 per share were issued to other qualified
investors as part of the private placement.   The warrants expire June 26,
1995.

     The aggregate number of record holders of all Warrants as of March 1, 1995 was approximately 16.

Dividend Policy

     When and if funds are legally available for such payment under statutory restrictions, the Company may pay annual cumulative dividends on the Preferred Stock of $.64 per share on a quarterly basis. During 1988 the
Company declared and paid a cash dividend of $.16 per share. In December 1988, the
Company suspended
payment of the quarterly dividend of $.16 per share of Preferred Stock. No dividends have been declared or paid since 1988. Any resumption of dividend payments on Preferred Stock would require significant improvement in cash flow. Preferred Stock dividends are payable when and if declared by the Company's board.
Unpaid dividends accumulate for future payment or addition to the liquidation preference and redemption price of the Preferred Stock. As of December 31, 1994 the total amount of dividends in arrears with respect to the
Company's Preferred Stock was $904,368.

     Dividends on Common Stock are currently prohibited because of the preferential rights of holders of
Preferred Stock. The Company has paid no cash dividends on its Common Stock in the past and does not intend to declare or pay any dividends on its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

   1994 Compared with 1993

        Sales revenue increased for the year ended December 31, 1994 from $68,516 in
1993 to $113,166 in 1994.
The increase in overall sales revenues (65%) resulted from an 82% increase in domestic sales of ClandoSan
and a 16% increase in sales of AstaXin . Until results of additional in progress field testing of ClandoSan
are completed, the Company expects to continue to focus its efforts on AstaXin
 .
However, long-term
production and sales of AstaXin will depend on the Company's ability to find suitable manufacturing partners
since it has no commercial scale manufacturing facilities of its own.   The
Company is in
discussion with a
potential manufacturing partner for AstaXin . It hopes to execute profitable technology licensing and royalty agreements during 1995. Additional sales of ClandoSan will depend on continued marketing arrangements with distributors for the product, the Company expects to continue its own limited sale of these products in the near future.

   Cost of product sales as a percentage of product sales decreased to 33% in 1994 from
47% in 1993.  As
in 1993, these margins reflect sales of AstaXin that was received at a reduced cost as part of a contract agreement.

        Research, development and pilot plant expenses increased approximately $63,000 for the current year.
This increase reflects an increase in repairs and maintenance costs and a one-time fee related to the scale-up of the Company's AstaXin product. Research and development costs may be expected to increase gradually in support of increased manufacturing efforts for AstaXin , but would be offset by technology licensing and technology services income.

        Marketing, general and administrative expenses decreased 5% to $319,362 for the current year.  This
decrease can be attributed in part to reduced marketing and selling expenses for
ClandoSan  as well as an
overall cost containment effort by management.  Marketing expenses related to the
Company's AstaXin
product could be expected to increase if production and sale of AstaXin proceeds, but this will depend on
marketing arrangements with distributors of the product.   This increase would
be offset
by sales income from
licensing additional technology. General and administrative expenses could be expected to rise to reflect increasing costs of maintaining and enforcing the Company's patents and patent applications for AstaXin and
ClandoSan worldwide, but only if commercial quantities of the products are manufactured, in which case royalty income would more than offset these costs.

   Interest expenses for the year ended December 31, 1994 increased by approximately
$16,000 over the
prior year. This increase reflects accumulating interest due on promissory notes issued to certain directors of the Company.

   In 1994, equipment which was no longer needed in the manufacturing process for
AstaXin  was sold.
Loss on sale of these assets was approximately $15,000 as compared to a gain on sales of equipment of approximately $9,700 in 1993.

   In 1994, the Company's operational costs were offset by an aggregate
$250,000
payment as part of a
Technology Evaluation Agreement for AstaXin .

   As a result of the foregoing, the Company reported a net loss of $540,260, or $.04 per common share in
1994, compared to a net loss of $708,567, or $.06 per common share in 1993. The weighted average number of common shares outstanding increased to 13,002,050 in 1994 from 12,769,011 in 1993.
This increase in shares in
1994 reflects the annual issuance of common stock as payment of interest on a variable note subordinated debenture.

   1993 Compared with 1992

   Sales revenue decreased for the year ended December 31, 1993 from $165,060 in 1992 to $68,516 in 1993.
The decline in overall sales revenues resulted primarily from a reduced marketing effort for ClandoSan as the
Company shifted its resources and focus toward its AstaXin product. Commercial production and sale of
AstaXin contributed approximately $7,000 to sales revenue in 1992 (4% of revenue) as compared to approximately $18,000 in 1993 (26% of revenue). The Company expects to continue to focus its efforts on
AstaXin . However, production and additional sales of the product will continue to depend on the Company's ability to find suitable manufacturing partners and to maintain manufacturing commitments as it has no commercial scale manufacturing facilities of its own.

   Cost of product sales as a percentage of product sales decreased to 47% in 1993 from
72% in 1992.
These margins reflect sales of AstaXin which was received at a reduced cost as part of a contract agreement.

   Research, development and pilot plant expenses decreased 20% to $329,030 for the current year. This decrease reflects a decrease in repair and maintenance expenses as well as the continuing research and development focus on a single product line. Research and development costs will likely increase gradually in support of increased manufacturing efforts for AstaXin .

   Marketing, general and administrative expenses decreased by approximately $7,600 as compared to 1992.
This decrease can be attributed primarily to reduced marketing and selling expenses for
ClandoSan .
Marketing expenses related to the Company's AstaXin product could be expected to increase as production and sale of AstaXin proceeds and will depend on marketing arrangements with distributors of the product.

   Capital expenditures of $9,969 in 1993 were offset by sale of equipment which was no longer needed in the manufacturing process for AstaXin , resulting in a net cash increase of approximately
$28,000.  In
comparison, capital expenditure for 1992 was $1,898.

   Investment income for 1993 decreased by approximately $5,000, reflecting the Company's lower average cash balance. Interest expense for 1993 was approximately the same as the prior year.

   As a result of the foregoing the Company reported a net loss of $708,567, or $.06 per common share in
1993, compared to a net loss of $790,023, or $.07 per common share in 1992.
The
weighted number of common
shares outstanding increased to 12,769,011 in 1993 from 12,048,190 in 1992. This increase in shares in 1993 was primarily due to the issuance of additional shares of common stock pursuant to the
Company's License
Agreement with Burns Philp Food Inc. for production of AstaXin .

Financial Position

   In December 1988, as part of an overall effort to contain costs and conserve working capital, the
Company suspended payment of the quarterly dividend on its Preferred Stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the Preferred Stock. As of December
31, 1994, total dividends
in arrears on the Company's Preferred Stock was $904,368, of which $154,368 ($4.00 per share) was included
in the carrying value of the redeemable Preferred Stock and $750,000 ($4.00 per share) was included in the liquidation preference of the Preferred Stock.

Liquidity and Capital Resources

   Historically, the Company has been funded primarily by equity contributions, loans from stockholders and license fees. As of December 31, 1994 the Company had a working capital deficit of approximately
$646,000, and cash and cash equivalents of $19,529 consisting principally of proceeds from a Technology
Evaluation Agreement for AstaXin and promissory notes to certain directors of the
Company.



        Beginning in September of 1989, and continuing through 1994, the Company followed a plan designed to reduce expenses and conserve working capital. This plan included the reduction in staff as well as reductions in all areas of the Company's selling, research, general and administrative expenses and refocusing of research and development activities solely on the Company's AstaXin product. These budgeted expenditures provided for minimizing capital expenditures for the Company's pilot plant facility in Columbia,
Maryland or for any new
manufacturing facilities.

        Cash used by operations in 1993 and 1994 amounted to $523,551 and $287,195, respectively.  IGENE
continues to focus on research and development of its products, achieving only minimal sales of its ClandoSan and AstaXin products. IGENE was able to reduce the amount of cash required to fund
1994 operations
through an increase in product sales, and through a Technology Evaluation Agreement for AstaXin , with the
Food Science Group of Pfizer, Inc, New York, NY, signed in March of 1994. That agreement provided for cash compensation of $250,000 over an exclusive evaluation period extended through July 18,
1994.  During the
evaluation period, the two companies conducted additional testing of the product, its manufacturing process and market. The exclusive evaluation period has ended, and it appears unlikely that Pfizer will agree to a multi-year commitment for manufacture and sale of AstaXin in the foreseeable future. Consequently, the Company is actively seeking other potential manufacturers for AstaXin .

        Cash provided by (used in) investing activities amounted to $(5,973) and
$28,331, respectively in 1994 and
1993. Capital expenditures decreased from $20,973 in 1993 to $9,969 in 1994, reflecting the continuation of plans to minimize capital expenditures. IGENE believes its existing equipment is substantially sufficient to meet its needs in continuing its research and development activities in the foreseeable future.
Also, cash of $38,300 and
$15,000, respectively, was provided in 1993 and 1994 by the sale of unused equipment.

   Following is a detail of the Company's financing activities for 1993 and 1994:

        On March 25, 1993 the Company and Burns Philp Food Inc., San Francisco, California signed a Letter of Intent to enter into an exclusive technology license agreement for manufacture and sale of the Company's
AstaXin brand Phaffia yeast. Upon execution of the Letter of Intent, Burns Philp purchased 33,334 newly issued shares of Common Stock at $.75 per share, for an aggregate consideration of
$25,000.50.  Upon execution
of a License Option Agreement on April 16, 1993, Burns Philp Food Inc.
purchased
166,666 newly issued shares
of common stock at $.75 per share for an aggregate consideration of $124,999.50. On
July 13, 1993 Burns Philp
Food Inc. purchased 62,500 newly issued shares of common stock at $.48 per share for an aggregate consideration of $30,000 pursuant to the Technology License Agreement. On October 6,
1993 Burns Philp Food
Inc. informed the Company that it would not execute the License Agreement. As part of the settlement, Burns
Philp purchased 76,550 newly issued shares of common stock at $1.00 per share for an aggregate consideration of $76,550, which was received in 1994.

        On August 23, 1993, and November 19, 1993, the Company issued
Promissory
Notes to certain Directors
of the Company for an aggregate consideration of $239,300.  The notes, dated
August
23, 1993, and November
19, 1993 specify that at any time prior to repayment the holder has the right to convert the Note to common stock of the Company at $.48 per share and to receive a warrant for an equivalent number of common shares at $.48 per share. On February 10, 1994, September 26, 1994, October 24, 1994 and
November 28, 1994, the
Company issued Promissory Notes to certain Directors of the Company for a total aggregate consideration of
$170,250. These notes specify that anytime prior to repayment the holder may convert the Note to Common
Stock of the Company at $.375 per share for the Note issued February 10, 1994 and at
$.25 per share for all
other Notes, and to receive warrants for an equivalent number of common shares at
$.375 per share for the Note
issued February 10, 1994 and at $.25 per share for all other Notes.

        The Company is actively seeking and is in discussion with a potential manufacturer of its AstaXin technology. The Company believes this technology to be highly marketable and that it is likely that an income-producing technology licensing agreement will be executed during 1995 for this product.

        To supplement this anticipated income from a technology licensing agreement, the Company will consider issuing additional stock to officers and directors and encouraging holders of outstanding warrants to exercise these rights. To increase its working capital position the Company will also encourage the holders of promissory notes to convert them into common stock. To meet short-term cash needs the Company plans to issue additional promissory notes to officers and directors in January and March of 1995.

        In the long-term, the Company is also continuing its development of additional
AstaXin  technology
which it plans to license and market and which it hopes will benefit future periods.

   The Company does not believe that inflation has had a significant impact on the
Company's operations
during the past three years.

   Effective January 1, 1993, the Company adopted the provisions of FASB
Statement
No. 109 "Accounting
for income taxes".


ITEM 7. FINANCIAL STATEMENTS

   The financial statements appear after Part IV of this Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
        FINANCIAL DISCLOSURE

   None.

                                 PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL
PERSONS, AND KEY
        EMPLOYEES


The Company's directors are elected annually by the shareholders of the Company. The directors, executive officers and key employees of the Company are as follows:

        Name             Age     Position with IGENE
Michael G. Kimelman          56       Chairman of the Board of Directors

Thomas L. Kempner            67       Vice Chairman of the Board of Directors

Stephen F. Hiu               38       Director, President, Secretary, Acting
Treasurer,
                             and Director of Research and Development

Patrick F. Monahan           44       Director, and Director of Manufacturing

Joseph C. Abeles             80       Director

John A. Cenerazzo            71       Director

Sidney R. Knafel             64       Director

Anthony Low-Beer         52      Director

R. Todd Lorenz           34      Senior Research Microbiologist


   MICHAEL G. KIMELMAN was elected a Director of the Company in February
1991 and Chairman of
the Board of Directors in March 1991.  He is the Managing Partner of  Kimelman
&
Baird, LLP.  He is a
founder of Blue Chip Farms, a standardbred horse-breeding farm, and has been an officer of the same since its inception in 1968. Mr. Kimelman is currently a Director of the Harness Horse
Breeders of New York State
and serves on the Board of the Hambletonian Society.

THOMAS L. KEMPNER is Vice Chairman of the Board of Directors and has been a Director of the Company since its inception in October 1981. He is and has been Chairman and Chief Executive
Officer of Loeb Partners
Corporation, investment bankers, New York, and its predecessors since February 1978.
He is currently a
Director of Alcide Corporation, Arlen Development Corp., Energy Research Corp., Intermagnetics General
Corp., Northwest Airlines, Inc., Roper Worldwide, Inc., and Silent Radio, Inc.

STEPHEN F. HIU was appointed President and Treasurer in March 1991, Secretary in
July 1990, and elected
a Director in August 1990. He has been Director of Research and Development since
January 1989 and, prior
thereto, was Senior Scientist since December 1985, when he joined the Company. He was a post-doctoral
Research Associate at the Virginia Polytechnic Institute and State University, Blacksburg,
Virginia, from January
1984 until December 1985. Dr. Hiu holds a Ph.D. degree in microbiology from Oregon
State University and
a B.S. degree in biological sciences from the University of California, Irvine.

PATRICK F. MONAHAN was appointed Director of Manufacturing and elected a Director of the Company in
April 1991 and has managed the Company's fermentation pilot plant since 1982. Prior thereto, he was a technical specialist in the fermentation pilot plant of W.R. Grace and Co. from 1975 to 1982. He received an Associate
in Arts degree in biology from Allegheny Community College and a B.S. degree in biology with a minor in
Chemistry from Frostburg State College, Frostburg, Maryland.

JOSEPH C. ABELES, private investor, was elected Director of the Company on February 28, 1991. Mr. Abeles serves as Director of Intermagnetics General Corporation, Patten Corporation, Peridot
Holdings, Inc. and
Ultralife Batteries, Inc.

JOHN A. CENERAZZO was Chairman of the Board from November 1989 to April
1991.  He served as
President of the Company from August 1988 through September 1989 and has been a Director since September
1987. He is presently Chairman of the Executive Committee and Director of National
Penn Bank Shares, Inc.
of Boyertown, Pennsylvania and a Director of National Penn Bank, a Director of U.S.
Axle Corporation, and
a Chairman and a Director of InfoCore, Incorporated.

SIDNEY R. KNAFEL, a Director of the Company since 1982, has been Managing Partner of SRK Management
Company, a private investment concern, New York, since 1981, Chairman of Insight
Communications, Inc. since
1985, and of Microbiological Associates, Inc. since 1985. Mr. Knafel is also currently a
Director of Cellular
Communications, Inc., Cellular Communications International, Inc., Cellular Communications of Puerto Rico,
Inc., General American Investors Company, Inc., International CableTel Inc., four
Prudential mutual funds, and
other private companies.

ANTHONY B. LOW-BEER was elected a Director of the Company in February 1991.
He is President of Low-
Beer Advisory Services, Inc., a money management company, and has been an officer of the same since 1990.
Mr. Low-Beer has worked on Wall Street for more than twenty years as both an analyst and investor. He received his M.A. and Ph.D. in Economics from Columbia University and his B.A. from
Brown University.

R. TODD LORENZ joined the Company in October 1992 as Senior Research Microbiologist. A specialist in yeast physiology and molecular genetics, he was a post-doctoral research associate at
North Carolina State
University from January 1990 until October 1992 and has served as a consultant on strain improvement and fermentation for carotenoid production. Dr. Lorenz holds a Ph.D. degree in Microbial
Physiology from North
Carolina State University and a B.S. degree in Microbiology from Oregon State University.

Compliance with Section 16 (a) of the Exchange Act

   Forms 3 and 4 were filed by the Company in a timely manner in accordance with
Section 16 (a) of the
Securities Act of 1934.

ITEM 10.    EXECUTIVE COMPENSATION

   During 1994, Michael G. Kimelman, Chairman of the Company's Board of Directors served as Chief
Executive Officer. Mr. Kimelman received no cash compensation for his services.
During 1994, no executive
officer's annual cash compensation exceeded $100,000.

   Other than the 1986 Stock Option Plan described below, the Company has no profit sharing, incentive compensation or retirement plans.

Stock Option Plan

   The 1986 Stock Option Plan (the "Plan"), which was approved by the stockholders on
May 5, 1987 and
amended on June 12, 1989 and August 8, 1990, provides for the issuance of options to acquire up to 978,850 shares of Common Stock of the Company. On March 17, 1994, the Directors of the Company approved a resolution to increase from 978,850 to 1,200,000 the number of shares issuable pursuant to options granted under the Plan and that an amendment to the 1986 Stock Option Plan reflecting the increase in such number of shares was submitted to the stockholders and approved at the Company's 1994 Annual Meeting.

   The Plan is administered by a committee appointed by the Company's Board of Directors (the
"Committee"). The Board of Directors may administer the Plan itself in the absence of an appointed Committee, or by vote of a majority of the members of the Board of Directors if a Committee is not in existence.

   The purpose of the Plan is to promote the long-term success of the Company by providing an incentive to directors and employees providing services to the Company and by encouraging such individuals to acquire a proprietary interest in the Company. Any employee, officer or director of the
Company who is determined
by the Committee to be a "Key Employee" is eligible to receive options under the Plan.
The term of each option
granted under the Plan will be for such period as the Committee may determine, but in no event to exceed 10 years from the grant of such option. With respect to options granted, the option price may be greater than, less than or equal to, the fair market value of the Company's Common Stock at the time the option is granted, as determined in the discretion of the Committee. The Company may, in conjunction with the grant of options under the Plan, grant bonuses to optionees to assist them in the payment of income tax liabilities incurred upon the exercise of options, and may make or guarantee loans to optionees to assist them in the exercise of options.
No option can be granted by the Committee under the Plan on or after January 22, 1997.
The Committee may
modify, extend or renew outstanding options granted under the Plan, or accept the surrender of outstanding options, to the extent not previously exercised.

   Options are exercisable in annual installments, in such manner as the Committee may determine. Options may be exercised by payment in full of the option price in cash, by tender of shares of the Company's Common
Stock having a total fair market value on the date of exercise equal to the option price
(subject to certain
limitations) or in such other consideration as may be approved by the Committee. The
Committee has the
power to condition the exercise of any option granted under the Plan on the continued employment by the
Company of the Key Employee at the time of exercise or on the attainment of specified performance goals by the Key Employee or by the Company.

   In the event of a reclassification, recapitalization, stock exchange, stock split, stock dividend or other similar event affecting the Company's Common Stock, the number and class of shares under previously granted options and the option price payable upon exercise of such options will be appropriately adjusted by the
Committee to reflect the change in such manner as the Committee may determine. In the event of a proposed merger, consolidation, share exchange or similar transaction to which the Company would be a party, or in the case of a tender offer for the Company's stock, the Committee or the Board of Directors may take such action as may be appropriate to protect the holders of options and to effectuate the purposes of the Plan.

   The Board of Directors may terminate, suspend or amend the Plan at any time, without the approval of the Company's stockholders. Stockholders' approval is required to amend the Plan to (i) increase the aggregate number of shares subject thereto, (ii) change the provisions for establishing the option price, (iii) permit options to be exercisable after the period ending on the tenth anniversary date of the grant of the option, (iv) extend the term of the Plan, (v) materially modify the requirements as to eligibility for participation in the Plan or (vi) materially increase the benefits accruing to participants under the Plan.

   In 1989 the Company took action to replace outstanding options for the purchase of
64,000 shares at
$5.40 per share with options to purchase 64,000 shares at $1.00 per share (but otherwise having the same terms as the options replaced).

   Currently, there are a total of (8) persons eligible to participate in the Plan.

   Options to acquire 1,059,750 shares of Common Stock of the Company have been issued and 952,750 shares of Common Stock are outstanding under the Plan. Options for 107,000 shares of common stock were exercised in fiscal 1993. No options were exercised in fiscal 1994.

   The following table sets forth information as to all incentive and non-statutory stock options that have
been granted to the executive officers of the Company.   No options were
exercised by
any officer during 1994.
The following table provides information regarding the number of shares covered by both exercisable and unexercisable stock options for executive officers as of December 31, 1994 and the values of "in-the-money" options as of that date. An option is "in-the-money" if the per share fair market value of the underlying stock exceeds the option exercise price per share.


                                   Aggregate Fiscal Year End Option Values
                                                 Number of
Dollar Value of
                      Number                     Unexercised Options
In-the-Money
Options
                      of Shares      Dollar      At End of Fiscal Year
At End of Fiscal
Year<F1>
                      Acquired on    Value
Name                  Exercise       Realized    Exercisable/Unexercisable
Exercisable/Unexercisable
Stephen F. Hiu           ----          ----        265,000/190,000
$8,640/$2,160
Patrick F. Monahan       ----          ----        194,500/148,000
$5,184/$1,296


<F1>    The value of unexercised in-the-money options at December 31, 1994 is based
on the difference
   between $.172 per share and the per share option exercise price, multiplied by the
number of shares of
   common stock underlying such option.


Compensation of Directors

   During 1994, Directors were not compensated for their Board or Committee activities.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

   The following table sets forth information as of March 1, 1995 with respect to beneficial ownership of shares of the Company's outstanding Common Stock and Preferred Stock by (i) each person known to the
Company to own more than five percent of its Common Stock or Preferred Stock,
(ii)
each Director, and (iii)
all Directors and Officers as a group.

                                          Common Stock                Preferred
Stock
                                    Number of          Number of
Name and Address  Shares              Percent            Shares
 Percent
Joseph C. Abeles      1,540,178<F1>           8.6 %               ---
   ---
                          c/o Abel Associates
                          220 E. 42nd Street
                          New York, NY  10017

John A. Cenerazzo       198,468<F2>     1.1 %    ---       ---
                          Stokesay Castle Lane
                          Reading, PA  19606

Stephen F. Hiu 325,500<F3>   1.8 %      ---      ---
                          9110 Red Branch Road
                          Columbia, MD  21045

Thomas L. Kempner     1,780,359<F4>    10.0 %    ---       ---
                          c/o Loeb Partners
                            Corporation
                          61 Broadway
                          New York, NY  10006

Michael G. Kimelman     795,738<F5>     4.4 %    ---       ---
                          c/o Kimelman & Baird, LLC
                          100 Park Avenue
                          Suite 1105
                          New York, NY  10017

Sidney R. Knafel      1,487,972<F6>     8.3 %    ---       ---
                          c/o SRK Management
                          126 East 56th Street
                          New York, NY  10022

Anthony B. Low-Beer     967,078<F7>     5.4 %    ---       ---
                          c/o Kimelman & Baird, LLC
                          100 Park Avenue
                          Suite 1105
                          New York, NY  10017

Patrick F. Monahan      246,500<F8>     1.4 %    ---       ---
                          9110 Red Branch Road
                          Columbia, MD  21045

All Directors and Officers       7,341,793<F9>  41.0 %               ---
   ---
                          as a Group (8 persons)

Dow Chemical Company   535,002<F10>     3.0 %  187,500   100.0 %
                          2030 Willard H. Dow Center
                          Midland, MI  48674

All Shareholders        17,920,046    100.0 %  187,500   100.0 %

<F1>    Includes the following: 680,000 shares and warrants for 80,000 shares held by
Mr. Abeles, 345,214
        shares and warrants for an additional 345,214 shares subject to the conversion of
$105,508 of
        promissory notes held by Mr. Abeles, 2,250 shares subject to the redemption of
1,125 shares of
        redeemable preferred stock held by Mr. Abeles, 75,000 shares held by a trust for which Mr.
        Abeles is the trustee, and 12,500 shares subject to the redemption of 6,250 shares of redeemable preferred stock owned by Mr. Abeles' wife. Mr. Abeles disclaims beneficial ownership of the shares held in a trust for which he is the trustee and the shares held by his wife.

<F2>    Includes 100,000 shares held by Mr. Cenerazzo and 32,750 shares which are
subject to options
        currently exercisable or exercisable within 60 days. Also includes 32,859 shares and warrants for an additional 32,859 shares subject to the conversion of $13,949 of promissory notes held by Mr.
        Cenerazzo.

<F3>    Includes 500 shares held by Dr. Hiu and 325,000 shares which are subject to
options currently
        exercisable or exercisable within 60 days.

<F4>    Includes 174,012 shares held by Mr. Kempner; 94,000 shares and warrants for
54,000 shares held
        by a trust under which Mr. Kempner is one of two trustees and the sole beneficiary; 165,901 shares held by a trust under which Mr. Kempner is one of two trustees and a one-third beneficiary; 182,526 shares held by his wife; and 257,880 shares and warrants for
54,000 shares
        held by a trust under which Mr. Kempner is one of two trustees with his brothers as beneficiaries.
        Also includes 399,020 shares and warrants for an additional 399,020 shares subject to the conversion of $121,738 of promissory notes held by Mr. Kempner. Mr. Kempner has disclaimed beneficial ownership of all but 174,012 shares held in his name; 94,000 shares and warrants for
        54,000 shares held by a trust under which he is the sole beneficiary, 55,300 of the shares held by
        a trust of which he is a one-third beneficiary, and 399,020 shares and warrants for an additional
        399,020 shares subject to the conversion of promissory notes held by Mr.
Kempner.

<F5>    Includes 180,000 shares and warrants for 252,400 shares held by
Kimelman &
Baird, LLC, of
        which Mr. Kimelman disclaims all but his partnership interest in Kimelman &
Baird, LLC.  Also
        includes 181,669 shares and warrants for an additional 181,669 shares subject to the conversion of $55,408 of promissory notes held by Mr. Kimelman.

<F6>    Includes 370,929 shares and warrants for 36,029 shares held by Mr.
Knafel and
370,771 shares and
        warrants for 35,971 shares held in trust for the benefit of Mr. Knafel's sons. Also includes
        337,136 shares and warrants for an additional 337,136 shares subject to the conversion of $102,817 of promissory notes held by Mr. Knafel.

<F7>    Includes 681,500 shares held by Mr. Low-Beer; 141,789 shares and warrants for
an additional
        141,789 shares subject to the conversion of $66,880 of promissory notes held by
Mr. Low-Beer;
        and 2,000 shares held by trusts under which Mr. Low-Beer is the trustee and his children are beneficiaries.

<F8>    Includes 2,000 shares held by Mr. Monahan and 244,500 shares which are subject to options
        currently exercisable or exercisable within 60 days.

<F9>    Includes 602,250 shares of common stock which are subject to options currently
exercisable or
        exercisable within 60 days; unexpired warrants to purchase 512,400 shares of common stock;
        14,750 shares of common stock subject to the redemption of 7,375 shares of redeemable preferred stock; and 1,437,687 shares of common stock and warrants to purchase an additional 1,437,687 shares of common stock subject to the conversion of $466,300 of promissory notes held by
        Directors of the Company. Preferred stock does not include 7,375 shares held or beneficially owned by a Director, which are subject to redemption at the rate of two shares of common stock for each preferred share, and have therefore been included in shares of common stock beneficially owned by Directors at their equivalent value of 14,750 shares of common stock. The redeemable preferred shares carry voting rights prior to their redemption at two votes per share.

<F10>   Includes 160,002 shares of common stock which represent shares issued in lieu
of interest on the
        $1,500,000 debenture held by Dow, and 375,000 shares of common stock subject to the conversion of the $1,500,000 debenture. The debenture carries no voting rights prior to its conversion. Dow has waived certain redemption rights as to the 187,500 shares of preferred stock which it holds and which are not redeemable at the shareholder's option. These limited redemption preferred shares carry no voting rights prior to redemption.

<F11>   For the purposes of this table, total outstanding shares of common stock
includes shares which
        are subject to rights of acquisition within sixty days as follows:
630,850 shares of
common stock
        which are subject to options currently exercisable or exercisable within 60 days;
933,067 shares
        of common stock which are subject to warrants which are currently exercisable;
1,437,687 shares
        and warrants to purchase an additional 1,437,687 shares of common stock which are subject to the conversion of $466,300 of promissory notes held by Directors; 375,000 shares of common stock
        which are subject to the conversion of the $1,500,000 debenture held by Dow; and
76,684 shares
        of common stock which are subject to the redemption of 38,342 shares of redeemable preferred stock outstanding, and which shares have not been included in total outstanding preferred stock for the purposes of this table.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Effective June 4, 1990, the Company accepted subscriptions in a private placement to purchase 4,500,000 newly issued shares of Common Stock from Kimelman & Baird, LLC and Messrs. Abeles, Cenerazzo, Kempner and Knafel, all of whom are Directors of the Company. The shares were issued at a price of $.10 per share, for an aggregate consideration of $450,000.

   Effective February 15, 1991, the Company accepted subscriptions in a private placement to purchase
4,596,000 newly issued shares of Common Stock from accredited investors, certain of whom were Directors of the Company. The shares were issued at a price of $.25 per share for an aggregate consideration of $1,149,000.
The Company engaged the investment banking firm of Kimelman & Baird, LLC ("Firm") to act as placement agent for the offering. Michael G. Kimelman, a general partner, and Anthony B. Low-Beer, an employee of the
Firm, primarily directed placement efforts. The Company agreed to pay the Firm, an unrelated employee of the Firm and Anthony B. Low-Beer an aggregate placement fee in the form of a Warrant to purchase 800,000 shares of Common Stock at an exercise price of $.25 per share exercisable over a period of four years ending
February 14, 1995. Messrs. Kimelman and Low-Beer also serve as members of the Board of Directors of the
Company.

   The shares were issued by the Company in both the June 4, 1990 and February
15,
1991 offerings in order
to provide the Company with working capital funds for fiscal year 1991.

        Effective June 26, 1992 the Company accepted subscriptions in a private placement to purchase 680,667 newly issued shares of Common Stock from accredited investors, certain of whom were
Directors of the
Company.  The shares and warrants for an additional 680,667 shares were issued at a
price of $.75 per share
for an aggregate consideration of $510,500. Kimelman & Baird, LLC acted as placement agent for the offering
and received an aggregate placement fee in the form of a Warrant to purchase 252,400 shares of Common Stock
at $.75 per share exercisable over a period of four years until June 26, 1996. The shares issued by the Company in this offering were to provide the Company with working capital funds through the first quarter 1993.

   On August 23, 1993 and on or about November 19, 1993, the Company issued Promissory Notes to certain directors of the Company (Kimelman, Kempner, Abeles, Cenerazzo, Knafel and
Low-Beer) for an
aggregate consideration of $108,250 and $131,050, respectively. The notes specify that interest will be paid quarterly in arrears at Prime Rate. In addition, at any time before repayment, the value of the note may be converted to common shares of the Company at $.48 per share and the Company will provide a warrant to purchase a like number of shares at $.48 per share.

   On February 10, 1994, the Company issued Promissory Notes to certain directors of the Company
(Kimelman, Kempner, Abeles, Cenerazzo, Knafel and Low-Beer) for an aggregate consideration of $22,000. The notes specify that interest will be paid quarterly in arrears at Prime Rate.
In addition, at
any time before
repayment, the value of the notes may be converted to common shares of the Company at $.375 per share. In the event of any such conversion, warrants to purchase a like number of common shares at a price of $.375 per share shall be issued, which warrant may be exercised by the holder at any time subsequent to delivery.

   On September 26, 1994, October 24, 1994, and November 28, 1994, the Company issued Promissory Notes to certain directors of the Company (Kimelman, Kempner, Abeles, Cenerazzo, and Knafel) for an aggregate consideration of $50,000, $50,000, and $48,250, respectively. The notes specify that interest will be paid quarterly in arrears at Prime Rate. In addition, at any time before repayment, the value of the notes may be converted to common shares of the Company at $.25 per share and the Company will provide warrants to purchase a like number of common shares at a price of $.25 per share.

                                  PART IV

ITEM 13.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS
ON FORM 8-K

   A.1. The following financial statements relating to 1993 and 1994 are filed as a part of this Report:

            Independent Auditors' Report.

            Balance Sheets as of December 31, 1993 and December     31, 1994.

            Statements of Operations for the years ended December 31, 1993 and December 31, 1994.

            Statements of Stockholders' Deficit for the years ended December 31, 1993 and
                December 31, 1994.

            Statements of Cash Flows for the years ended December 31, 1993 and December 31, 1994.

            Notes to Financial Statements.

   A.1.a.   The following financial statement schedules relating to 1993 and
1994 are filed
as a part of this
            Report:

            Schedule V.      Property, Plant and Equipment.

            Schedule VI. Accumulated Depreciation and Amortization of Property, Plant and
                             Equipment.

            Schedule X.      Supplementary Income Statement Information.

   A.2. Exhibits filed herewith or incorporated by reference herein are set forth in the following table prepared in accordance with Item 601 of Regulation S-K.

            3.1 Articles of Incorporation of the Registrant, constituting
Exhibit 3.1 to
Registration
                Statement No. 33-5441 on Form S-1, and Amendment, constituting Exhibit
3.1 to
                Registration Statement No. 33-23266, are hereby incorporated herein by reference.

            3.2 Articles Supplementary of the Registrant filed September 28, 1987 and
October 26,
                1987 constituting Exhibit 3.2 to Registration Statement No. 33-18179 are
hereby
                incorporated herein by reference.

            3.3 By-Laws, constituting Exhibit 3.2 to the Registrant's Registration Statement
No. 33-
                5441 on Form S-1, are hereby incorporated herein by reference.

            4.1 Form of Underwriter's Warrant, constituting Exhibit 4 to Registration
Statement
                No. 33-5441 on Form S-1, is hereby incorporated herein by reference.

            4.2 Form of Preferred Stock Certificate constituting Exhibit 4.2 to Registration
                Statement No. 33-18179 is hereby incorporated herein by reference.

            4.3 Form of Warrant Certificate and Warrant Agreement dated as of May 31,
1988
                between the Registrant and Manufacturers Hanover Trust Company, constituting
                Exhibit 4.3 to Registration Statement No. 33-5441 on Form S-1, is hereby incorporated herein by reference.

            4.4 Form of Variable Rate Convertible Subordinated Debenture Due
2002
(Class A),
                constituting Exhibit 4.4 to Registration Statement No. 33-5441 on Form S-1, is
                hereby incorporated herein by reference.

          10.1 Agreement, effective as of September 16, 1985, between IGI Biotechnology,
Inc. and
                Hercules Incorporated constituting Exhibit 10.9 to the Registration
Statement No. 33-5441
                on Form S-1 is hereby incorporated herein by reference.

          10.2 1986 Stock Option Plan of IGENE Biotechnology, Inc. constituting Exhibit
(10)(15) to the
                Registrant's Report on Form 10-K for the year ended December 31, 1986 is hereby
                incorporated herein by reference.

          10.3  Letter Agreement dated October 15, 1987 between Hercules
Specialty
Chemicals
                Company and the Registrant constituting Exhibit 10.17 to the Registrant
Statement No.
                18179 on Form S-1 is hereby incorporated herein by reference.

          10.4 Form of Conversion and Exchange Agreement used in May 1988 in connection with the conversion and exchange by certain holders of shares of Preferred Stock for
Common
                Stock and Warrants, constituting Exhibit 10.19 to Registration Statement No.
33-5441 on
                Form S-1, is hereby incorporated herein by reference.

          10.5 Exchange Agreement made as of July 1, 1988 between the Registrant and
Essex Industrial
                Chemicals, Inc. with respect to the exchange of 187,500 shares of Preferred
Stock for a
                Debenture, constituting Exhibit 10.21 to Registration Statement No. 33-5441
on Form S-1,
                is hereby incorporated herein by reference.

          10.6 Preferred Stockholders' Waiver Agreement dated May 5, 1988, incorporated by reference to the identically numbered exhibit in Form S-1 Registration Statement No.
33-23266.

          10.7 Form of Agreement between the Registrant and Certain Investors in
Preferred Stock
                dated September 30, 1987, incorporated by reference to the identically numbered exhibit in Amendment No. 1 to Form S-1 Registration Statement No. 33-23266.

          10.8 Agreement of Lease effected February 1, 1991 between Columbia Warehouse Limited
                Partnership and IGENE Biotechnology, Inc. constituting exhibit
10.8 to the
registrant's
                report on Form 10-K for the year ended December 31, 1991 is hereby incorporated herein by reference.

          10.9 Letter of Intent as of March 26, 1993, between Burns Philp Food Inc. and
IGENE
                Biotechnology, Inc. constituting Exhibit 10.9 to the Registrant's Report on
Form 10-KSB
                for the year ended December 31, 1992 is hereby incorporated herein by reference.

         10.10 Technology Evaluation Agreement as of March 4, 1994 between the Food
Science Group
                of Pfizer Inc and IGENE Biotechnology, Inc. constituting
Exhibit 10.10 to
the Registrant's
                Report on Form 10-KSB for the year ended December 31, 1993 is hereby incorporated herein by reference.

   (b)  No reports on Form 8-K were filed during the Fourth Quarter of 1994.

<AUDIT-REPORT>

                       INDEPENDENT AUDITORS' REPORT
                    FOR PERIOD ENDING DECEMBER 31, 1994






Board of Directors
IGENE Biotechnology, Inc.
Columbia, MD


We have audited the financial statements of IGENE Biotechnology, Inc. as listed in response to A.1. of Item
13. In connection with our audits of the financial statements, we also have audited the financial statement schedules as listed in response to A.1a. of Item 13. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.
Those standards require
that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IGENE Biotechnology, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying financial statements and financial statement schedules have been prepared assuming that
IGENE Biotechnology, Inc. will continue as a going concern.  As discussed in note 14 to
the financial
statements, the Company's recurring losses and limited capitalization raise substantial doubt about the
Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 14. The financial statements and financial statement schedules do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.




                         BERENSON & COMPANY LLP

New York, NY
February 15, 1995, except for note 16
  for which the date is March 7, 1995
</AUDIT-REPORT>

                            IGENE Biotechnology, Inc.
                           Statement of Operations Data

               Years Ended
December 31,
                  1990                   1991                   1992
1993           1994

Sales         $    94,275            $   173,383            $   165,060    $
68,516    $
113,166

Total Revenues$   105,360            $   200,215            $   170,654    $
69,089    $
363,349

Cost of Sales $    98,521            $   100,810            $   118,652    $
32,137    $
36,945

Research, Development
  and Pilot Plant Expenses           $   370,535            $   460,372    $
409,645    $
329,030    $   391,912

Other Expenses           $   657,884 $   526,802            $   432,380    $
416,489    $
474,752

Net Loss      $(1,021,580)           $  (887,769)           $  (790,023)   $
(708,567)   $
(540,260)

Net Loss Per Common Share<F1>        $     ( .24)           $      (.08)   $
 (.07)   $
 (.06)   $      (.04)

Coverage Deficiency
  of Fixed Charges<F2>   $ 1,178,959 $ 1,042,528            $   934,722    $
853,266    $
684,959

                            IGENE Biotechnology, Inc.
                                Balance Sheet Data

            As of December
31,
                  1990                   1991                   1992
1993          1994

Cash and Cash Equivalents            $     9,682            $   276,663    $
128,118   $
65,897   $     19,529

Working Capital (Deficit)            $ ( 151,025)           $    83,126    $
(26,918)  $
(286,881)  $   (645,815)

Total Assets  $   148,452            $   535,939            $   315,834   $
258,417   $
77,556

Long-term Debt           $ 1,500,000 $ 1,500,000            $ 1,500,000   $
1,500,000   $
1,500,000

Total Liabilities        $ 1,702,870 $ 1,741,600            $ 1,677,272   $
1,938,173   $
2,177,572

Redeemable Preferred Stock           $   534,229            $   518,788    $
413,706   $
438,405   $    463,104

Stockholders' Deficit                $(2,088,647)           $(1,724,449)
$(1,775,144)  $
(2,118,161)  $ (2,563,119)

Common Shares Outstanding              7,056,518             11,716,102
12,475,853
12,975,237     13,028,571

Preferred Shares Outstanding             244,092                238,967
226,092
226,092        226,092


[FN]

<F1>  Net Loss per common share for the year ended December 31, 1990 is based on
4,836,844 shares. Net loss per common share for each of the years in the four-year period ended December 31, 1994 is based on 11,052,647,
12,084,190, 12,769,011, and 13,002,050 weighted
average shares, respectively. For purposes of computing net loss per common share, the amount of net loss has been increased by dividends declared and cumulative undeclared dividends in arrears on preferred stock.

<F2>  Earnings are not adequate to cover fixed charges.  The "coverage deficiency of
fixed charges" for each year is equal to the net loss for the year plus dividends on preferred stock.
[/FN]

                            IGENE Biotechnology, Inc.
                                  Balance Sheets

December 31
                                                      1993          1994

ASSETS
Current assets:
    Cash and cash equivalents..................................................
$      65,897   $     19,529
    Accounts receivable (no allowance for doubtful accounts)...................
       8,012
10,790
    Due from stockholder (note 3)..............................................
      76,550            ---
    Prepaid expenses ..........................................................
         833          1,438

          Total current assets ...........................................
     151,292         31,757

Property and equipment, net (note 4)..........................................
      96,525         35,199
Security deposits ............................................................
      10,600         10,600

                                                 $     258,417
$     77,556

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
DEFICIT
Current liabilities:
    Accounts payable and other accrued expenses (note 5).......................
              $
168,873   $    238,022
    Debenture interest payable (note 6)........................................
      30,000         30,000
    Promissory Notes payable (note 7)..........................................
     239,300        409,550

          Total current liabilities.......................................
     438,173        677,572

Long term liabilities:
    Variable rate subordinated debenture (note 6)..............................
   1,500,000
1,500,000

          Total liabilities...............................................
   1,938,173      2,177,572

Commitments and contingency (notes 11 and 12)

Carrying amount of redeemable preferred stock -- 8% cumulative, convertible, voting, Series A, $.01 par value per share. Stated value $11.36 per share in 1993 and $12.00 per share in 1994.  Authorized 920,000 shares; issued
    38,592 shares in 1993 and 38,592 shares in 1994 (notes 6, 8 and 9).........
     438,405
   463,104
      Redemption amount $438,405 in 1993 and $463,104 in 1994.

Stockholders' deficit (notes 8 and 9):
    Preferred stock -- $.01 par value per share.  8% cumulative, convertible.
      voting, Series A.  Authorized and issued 187,500 shares
      (aggregate involuntary liquidation value of $2,130,000
        in 1993 and $2,250,000 in 1994)........................................
       1,875          1,875
    Common stock -- $.01 par value per share.  Authorized 35,000,000 shares;
        issued 12,975,237 shares in 1993 and 13,028,571 shares in 1994.........
     129,752
                  130,285
    Additional paid-in capital.................................................
                 17,019,056
17,113,824
    Deficit....................................................................
 (19,268,844)   (19,809,104)

          Total stockholders' deficit ....................................
  (2,118,161)   ( 2,563,120)




$    258,417   $     77,556

See accompanying notes to financial statements.

                          IGENE Biotechnology, Inc.
                           Statements of Operations


                                                              Years ended
December 31,
                                                 1993         1994

Sales ..................................................................     $
  68,516   $    113,166
Cost of sales ..........................................................
  32,137         36,945
                                                  36,379       76,221
Selling, general and administrative expenses:
   Marketing and selling ................................................
   6,777          4,691
   Research, development and pilot plant ................................
 329,030        391,912
   General and administrative ...........................................
 295,618        314,671

                                                (631,425)    (711,274)
                                                (595,046)    (635,053)
Other income (expenses):
   Investment income ....................................................
     573            183
   Joint Venture income (note 15) .......................................
     ---        250,000
   Other income (loss) ..................................................
  10,058        (14,870)
   Interest expense .....................................................
(124,152)      (140,520)

Net loss ................................................................
(708,567)      (540,260)

Deficit at beginning of year ............................................
(18,560,277)   (19,268,844)

Deficit at end of year ..................................................
($19,268,844)  ($19,809,104)


Net loss per common share (note 10) .....................................
   ($.06)         ($.04)


See accompanying notes to financial statements.

                          IGENE Biotechnology, Inc.
                     Statements of Stockholders' Deficit


                                                      Redeemable

                          Preferred Stock           Preferred Stock
Common Stock
                          (Shares/Amount)           (Shares/Amount)
(Shares/Amount)


Balance at December 31, 1992.......................   38,592/$413,706
187,500/$1,875
12,475,853/$124,759


Sale of 339,050 shares of common stock pursuant
  to License Agreement.............................  ---          ---
339,050/3,390

Issuance of 53,334 shares of common stock as
  payment of interest on variable rate
  subordinate debenture (note 6)...................  ---          ---
53,334/533

Issuance of 107,000 shares of common stock
  pursuant to exercised employee stock options.....  ---          ---
107,000/1,070

Cumulative undeclared dividends on redeemable
  preferred stock..................................            24,699
---                ---

Net loss for 1993 .................................                 ---
        ---                   ---

Balance at December 31, 1993.......................   38,592/$438,405
187,500/$1,875
12,975,237/$129,752


Issuance of 53,334 shares of common stock as
  payment of interest on variable rate
  subordinate debenture (note 6)...................  ---          ---
53,334/533

Cumulative undeclared dividends on redeemable
  preferred stock..................................              24,699
     ---                      ---

Net loss for 1994 .................................                 ---
        ---                   ---

Balance at December 31, 1994 ......................      38,592/$463,104
187,500/$1,875
13,028,571/$130,285


See accompanying notes to financial statements.

                          IGENE Biotechnology, Inc.
                     Statements of Stockholders' Deficit
                                 (Continued)


                                                      Additional
              Total
Stockholder's
                          Paid-In Capital               Deficit
Deficit

Balance at December 31, 1992 ......................       $16,658,499
$(18,560,277)
$(1,775,144)

Sale of 339,050 shares of common stock pursuant
  to License Agreement.............................           253,160
---
256,550

Issuance of 53,334 shares of common stock as
  payment of interest on variable rate
  subordinate debenture (note 6)...................           119,467
---
120,000

Issuance of 107,000 shares of common stock
  pursuant to exercised employee stock options.....            12,629
---
      13,699

Cumulative undeclared dividends on redeemable
  preferred stock..................................           (24,699)
---                       (24,699)

Net loss for 1993 .................................                 ---
   (708,567)
(708,567)

Balance at December 31, 1993.......................       $17,019,056
$(19,268,844)
$(2,118,161)

Issuance of 53,334 shares of common stock as
  payment of interest on variable rate
  subordinate debenture (note 6)...................           119,467
---
120,000

Cumulative undeclared dividends on redeemable
  preferred stock..................................             (24,699)
     ---                  (24,699)

Net loss for 1994 .................................                 ---
   (540,260)
(540,260)

Balance at December 31, 1994 ......................          $17,113,824
$(19,809,104)
$(2,563,120)


See accompanying notes to financial statements.

                         IGENE Biotechnology, Inc.
                          Statements of Cash Flows

                                                              Years ended
December 31,
                                                 1993         1994
Cash flows from operating activities
 Net loss..............................................................
($708,567)($540,260)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and amortization.....................................
39,753    22,429
     Loss (gain) on sale of assets ....................................
(9,729)   14,870
     Interest on debenture paid in shares of
         common stock..................................................
120,000   120,000
     Changes in assets and liabilities:
         Increase (decrease) in accrued payroll........................
(5,976)      ---
         Increase (decrease) in accounts payable and
            other accrued expenses.....................................
27,577    99,149
         Decrease (increase) in accounts receivable....................
5,695    (2,778)
         Decrease (increase) in prepaid expenses and
            deposits...................................................
4,509      (605)
         Decrease (increase) in inventories............................
        3,187            ---

 Net cash used in operating activities.................................
     (523,551)
(287,195)

Cash flows from investing activities:
 Capital expenditures..................................................
                      (9,969)
(20,973)
 Sale of equipment.....................................................
       38,300         15,000

 Net cash provided by (used in) investing activities ..................
       28,331
(5,973)

Cash flows from financing activities:
 Proceeds from issuance of common stock................................
193,699    76,550
 Issuance of promissory notes..........................................
      239,300        170,250

 Net cash provided by financing activities.............................
      432,999
246,800

Net decrease in cash and cash equivalents ...............................
(62,221)  (46,368)

Cash and cash equivalents at beginning of year...........................
      128,118
65,897

Cash and cash equivalents at end of year.................................
 $     65,897    $
19,529


Supplementary disclosure - cash paid for interest........................
 $        863    $
236

[FN]

Noncash investing and financing activities:

 During 1993, the Company issued common stock for $76,550 to Burns Philp Food
Inc.
in return for a receivable, which was
repaid in 1994.  (See also notes 3 and 9)

 During 1994 the Company sold equipment for $30,000, which was remitted by the buyer directly to another company in payment of outstanding amounts due for services performed for the Company. (See also note 4)

 During 1993 and 1994, the Company issued 53,334 shares of common stock in each year in payment of interest on the variable rate subordinated debenture. If paid in cash, the interest would have been payable at 8% during 1993 and 1994, or $120,000 per year. Shares may be issued in lieu of cash under the debenture agreement at the higher of $2.25 per share or market price per share. The stock was issued and related interest expense for 1993 and 1994 were recorded at $2.25 per
share, or $120,000 in each year.  (See also note 6)

 During 1993 and 1994 the Company recorded dividends in arrears on 8% redeemable preferred stock at $.64 per share aggregating $24,699 in each year which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock. (See also note 8)

                         IGENE Biotechnology, Inc.

                       Notes to Financial Statements


(1)   History of the Company

      The Company was incorporated under the laws of the State of Maryland on October
27, 1981 as "Industrial
Genetics, Inc." The Company changed its name to "IGI Biotechnology, Inc." on August
17, 1983 and to "IGENE
Biotechnology, Inc." on April 14, 1986.


(2)   Summary of Significant Accounting Policies

      Cash and cash equivalents

      For purposes of the financial statements, cash equivalents have been combined with cash. The Company considers cash equivalents to be short-term, highly liquid investments that have maturities of less than three months. These include interest bearing money market accounts and certificates of deposit.

      Research and development costs

      For financial reporting purposes, research, development and pilot plant scale-up costs are charged to expense when incurred.

      Depreciation

      Depreciation of property and equipment is provided under the straight-line method over the lives of the respective assets.

      Sales returns

      The Company records sales returns in the period in which the product is returned, rather than estimating future returns of current sales, since they are expected to be immaterial in amount.

      Interest on Variable Rate Subordinated Debenture

      The Company records interest on its variable rate subordinated debenture (see also note 6) at a level rate of 8%; rather than at the fair-market value of shares which have been issued in lieu of cash payments of interest.
This is an estimated average rate based on the Company's plan to continue (as it has since October 1, 1989) to pay interest on the debenture by issuing shares of common stock at the higher of $2.25 per share or the current market
value of the Company's shares, as allowed under the terms of the debenture. If the market value of the Company's stock remains below $2.25 per share (during the period from October 1989 through
December 1994 its highest price
was $1.25) the Company can continue to issue stock in lieu of cash payments at $2.25 per share.

(3)   Due From Stockholder

      During October 1993, the Company issued shares of Common Stock to Burns Philp
Food Inc. at $1.00 per share
for an aggregate consideration of $76,550. Payment was received in 1994. (See also note 9)

(4)   Property and Equipment

      Property and equipment are stated at cost and are summarized as follows:

                                                        December 31,
                                                          1993
1994
      Laboratory equipment and fixtures...........    $   71,092       $
85,092
      Pilot plant equipment and fixtures........          56,862
56,862
      Machinery and equipment...................         197,315
99,313
      Office furniture and fixtures.............          42,864
42,864
                                                         368,133
284,131

      Less accumulated depreciation ............         271,608
248,932
                                                      $   96,525       $
35,199

      During 1994 certain machinery and equipment was sold for $30,000 whereby payment was remitted directly to a company who performed services for IGENE.

                         IGENE Biotechnology, Inc.

                       Notes to Financial Statements
                                (continued)


(5)   Accounts Payable and Other Accrued Expenses

      Accounts payable and other accrued expenses consist of the following:

                                                               December 31,
                                                          1993
1994
      Accounts payable .........................      $  152,584       $
201,448
      Audit fees................................          13,000
13,000
      Accrued interest, promissory Notes .......           3,289
23,574
                                                      $  168,873       $
238,022


(6)   Variable Rate Subordinated Debenture

      In July 1988, the Company and a principal holder of the Company's redeemable preferred stock agreed to exchange 187,500 shares of the Company's 8% cumulative convertible preferred stock,
Series A for a $1,500,000
variable rate convertible subordinated debenture due 2002, Class A.

      The debenture bears interest at a rate of 8% per annum through September
30,
1996 and thereafter at a rate
of 12% per annum. Interest was payable in cash through October 1, 1989. Thereafter, the debenture agreement provides that at the option and at the discretion of the Company, interest may be paid in shares of the Company's common stock at the greater of $2.25 per share or the average market value per share.
During 1993 and 1994, the
Company issued 106,668 of its common stock as payment of interest on the debenture.
The debenture is convertible
into common stock of the Company at any time at the option of the holder at an initial rate of $4 per share of common stock. The debenture is redeemable at the option of the Company at any interest payment date at par value plus accrued interest. Upon maturity of the debenture, the Company, at its option, may repay the remaining principal in shares of 8% cumulative convertible preferred stock, Series B at a rate of $8 per preferred share.

(7)   Promissory Notes Payable

      On August 23, and November 19, 1993, the Company issued promissory notes to certain directors of the Company for an aggregate consideration of $239,300. The notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.48 per share and to receive a warrant for an equivalent number of common shares at $.48 per share. The promissory notes are due on demand with interest charged at the prime rate.

      On February 10, 1994, and September 26, October 24, 1994 and November 28, 1994,
the Company issued additional
promissory notes to certain directors of the Company for an aggregate consideration of
$170,250.  The notes specify
that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.375 per share for the note issued February 10, 1994 and at $.25 per share for all other notes and to receive warrants for an equivalent number of common shares at $.375 per share for the note issued February 10, 1994 and at $.25 per share for all other notes. These promissory notes are also due on demand with interest charged at the prime rate.

(8)   Redeemable Preferred Stock

      Each share of redeemable preferred stock is entitled to vote on all matters requiring shareholder approval as one class with holders of common stock, except that each share of redeemable preferred stock is entitled to two votes and each share of common stock is entitled to one vote.

      Redeemable preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into shares of the Company's common stock at the rate of two shares of common stock for each share of preferred stock (equivalent to a conversion price of $4.00 per common share), subject to adjustment under certain conditions.

      Shares of redeemable preferred stock are redeemable for cash in whole or in part at the option of the Company at any time at the stated value plus accrued and unpaid dividends to the redemption date. Dividends are cumulative and payable quarterly on January 1, April 1, July 1 and October 1, since January 1, 1988.
Mandatory redemption is
required by October 2002.

      As of December 31, 1994, cumulative dividends in arrears totaled $154,368 ($4.00 per share) and were included
in carrying value of redeemable preferred stock.

      See note 6 relating to exchange of redeemable preferred stock and note 9 relating to conversion of redeemable preferred stock and waiver of redemption privileges.

                         IGENE Biotechnology, Inc.

                       Notes to Financial Statements
                                (continued)


(9)   Stockholders' Equity

      Common Stock

      In January 1987, the Board of Directors approved the 1986 Stock Option
Plan
("Plan").  In August 1990, the
shareholders approved an increase in the number of shares issuable pursuant to options granted under the Plan.
Under the Plan options to acquire up to 978,850 shares of the Company's common stock may be issued to certain
directors, officers and employees. Options granted under the Plan are exercisable in installments of twenty percent
each year beginning on the first anniversary of the date when such options are granted and expire not later than
ten years from the date of grant. On January 22, 1987, the Board of Directors approved the granting, under the
Plan, of options to purchase 72,750 shares of the Company's common stock at $5.40 per share to 23 full-time
employees of the Company.  The option price represented a discount from the market
price at the date of grant.  The
total amount of such discount was accounted for as compensation expense and recognized over the period in which employees were providing the related services. In May 1989 the Compensation Committee of the Board of Directors
approved the reduction of the exercise price from $5.40 to $1.00 per share of the
aforementioned  options.   In
addition, the Compensation Committee approved the granting of options to purchase an additional 146,350 shares at an exercise price of $1.00 per share pursuant to the Plan. In May 1990, the Compensation Committee of the Board of Directors approved the granting of options to purchase an additional 560,250 shares at an exercise price of $.10 per share pursuant to the Plan. In January 1991, options to purchase 250,000 shares of common stock of the Company at $.25 per share were granted to two officers and one key employee of the Company. In
January 1992,  options to
purchase 350,000 shares of common stock of the Company at $.625 per share were granted to one officer and one key employee of the Company. In April 1993, options to purchase 50,000 shares of common stock of the Company at $1.00 per share were granted to one key employee of the Company. The options granted in
May 1989, May 1990, January 1991,
January 1992, and April 1993 were at an exercise price in excess or equal to the current market price and, accordingly, no additional compensation expense was recognized. Prior to 1993, no options were exercised under the
Plan. In 1993 options to purchase 87,000 shares of common stock at $.10 per share and
20,000 shares of common stock
at $.25 per share were exercised pursuant to the Plan. On March 17, 1994 the Board of
Directors approved an
increase from 978,850 to 1,200,000 in the number of shares issuable pursuant to options granted under the plan which was approved by stockholders at the Company's 1994 Annual Meeting.

      In May and November 1988, holders of 314,092 shares of redeemable preferred stock converted those shares into
628,184 shares of the Company's common stock and received warrants to purchase 314,092 shares of common stock at a rate of $6.00 per share which expired on July 30, 1993. During 1990, holders of 13,500 shares of redeemable
preferred stock converted those shares to 27,000 shares of the Company's common stock.
During 1991 holders of 5,125
shares of redeemable preferred stock converted those shares to 10,250 shares of the
Company's common stock.  During
1993 and 1994 no shares of redeemable preferred stock were converted to shares of the
Company's common stock.

      In February 1991, the Company sold 4,596,000 shares of common stock and received net proceeds of $1,109,000.
Also in February, 1991, the Company issued warrants to purchase 800,000 shares of common stock at $.25 per share to a stockholder controlled company for acting as placement agent.

      In June 1992, the Company sold 680,667 shares of common stock and received net proceeds of $503,693.  Also
in June, 1992, the Company issued warrants to purchase 252,400 shares of common stock at $.75 per share to a
stockholder controlled Company for acting as placement agent.  In addition,
680,667
warrants to purchase common
stock at $.75 per share were issued to other qualified investors as part of the private placement.

      On March 25, 1993 the Company issued 33,334 shares of common stock at
$.75
upon execution of a Letter of
Intent with Burns Philp Food Inc. to enter into a Technology License Agreement. Upon execution of a Technology
License Option Agreement on April 16, 1993, Burns Philp purchased 166,666 newly issued shares of common stock at $.75 per share, and an additional 62,500 shares at $.48 per share on July 13, 1993. On
October 13 the Company
issued 76,550 shares of common stock at $1.00 per share as part of the termination of the Agreement with Burns
Philp.

      At December 31, 1994, 86,746 shares of authorized but unissued common stock were reserved for exercise at
$6.64 per share pursuant to a stock purchase warrant granted to the underwriter in connection with the Company's initial public offering, 978,850 shares of authorized but unissued common stock were reserved for exercise pursuant to the 1986 Stock Option Plan, 452,184 shares of authorized but unissued common stock were reserved for issuance upon conversion of the Company's outstanding preferred stock, 314,092 shares of authorized but unissued common stock were reserved for issuance upon exercise at $6.00 per share of stock purchase warrants issued to preferred stockholders who converted to common stock in 1988, 800,000 shares of authorized but unissued common stock were reserved for issuance upon reinvestment of interest on the variable rate subordinated debenture and 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the variable rate subordinated debenture.

                         IGENE Biotechnology, Inc.

                       Notes to Financial Statements
                                (continued)



      The following table summarizes options and warrants issued, exercisable and outstanding:

                                            December 31,
                                    1993                   1994
                                 Issued                2,816,067
2,792,817
                                 Outstanding           2,709,067
2,685,817
                                 Exercisable           2,116,417
2,291,517


      Preferred Stock

      In May 1988, the Company and a holder of its redeemable preferred stock entered into an agreement under which the mandatory redemption rights referred to in note 6 were waived as to 187,500 shares of the preferred stock.
These shares are subject to redemption at the option of the Company under provisions governing the preferred stock which permit the Company to redeem such stock at any time. Under these arrangements, the amounts attributable to shares of the preferred stock as to which mandatory redemption rights were waived are recorded and combined in total with the stockholders' equity accounts.

                                 At December 31, 1994, cumulative dividends in
arrears
totaled $750,000 ($4.00 per share) and was included in the aggregate involuntary liquidation value of the preferred stock.

      At December 31, 1994, 187,500 shares of authorized but unissued preferred stock were reserved for issuance upon maturity of the variable rate subordinated debenture.

(10)  Net Loss Per Common Share

      Net loss per common share for 1993 and 1994 is based on 12,769,011 and 13,002,050 weighted average shares,
respectively. For purposes of computing net loss per common share, the amount of net loss has been increased by dividends declared and cumulative undeclared dividends in arrears on preferred stock.

(11)  Commitments

      The Company is obligated for office and laboratory facilities and other rentals under separate operating lease agreements which expire in 1996. The basic annual rentals are expected to be between $63-$72,000 under such lease. Annual rent expense relating to leases approximated $76,000 in 1993, and $78,000 in 1994.

      Exclusive worldwide rights to manufacture and sell one of the products developed by the Company were granted to Hercules Incorporated ("Hercules"), in exchange for an initial license fee of $500,000 pursuant to a licensing
agreement dated as of September 16, 1985. Hercules did not produce commercially any quantities of the product and by an agreement dated October 15, 1987, the Company and Hercules agreed to terminate the license agreement.
Pursuant to termination agreements negotiated between the parties, the Company paid
Hercules $25,000 for termination
of the license and will not refund the $500,000 initial license fee paid by Hercules. If the
Company commercializes
the product, the Company will pay Hercules up to an additional $600,000 from revenues from the sale or licensing of the product.

(12)  Contingency

      On September 24, 1982, the Company and McKesson Corporation formed a joint venture for the purpose of developing, manufacturing and selling certain whey-based products. On June 26, 1984,
McKesson Corporation assigned
to the Company all of its rights, titles and interests in the joint venture in consideration of a cash payment for the joint venture's inventory and a commitment to pay an additional amount of approximately $500,000, payable without interest in five equal annual installments, commencing after the first fiscal year in which the Company attains pre-tax profits, as defined, or at least $1 million. Because the payment is dependent upon the Company's attaining profitable operations in the future, no liability therefore has been reflected in the accompanying balance sheets.

(13)  Income Taxes

      At December 31, 1993 and 1994, the Company has federal and state net operating loss carry-forwards of approximately $18,300,000 and $18,800,000, respectively, that expire from 1997 to 2009.
The recorded deferred tax
asset, representing the expected benefit from the future realization of the net operating losses, net of the valuation allowance, was $-0- for both years.

                         IGENE Biotechnology, Inc.

                       Notes to Financial Statements
                                (continued)


      The sources of the deferred tax asset and the tax effect of each is as follows:

                                                          1993         1994
                                 Net operating loss carry-forward benefit
$  7,500,000    $
7,700,000
                                 Valuation allowance                (7,500,000)
   (7,700,000
                                 Deferred tax asset               $        ---
 $       ---


(14)  Uncertainty

      The Company has incurred net losses in each year of its existence, aggregating approximately $19,800,000 from inception to December 31, 1994 and its liabilities and redeemable preferred stock exceeded its assets by approximately $2,600,000 at that date. These factors indicate that the Company will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

      Management has instituted a program of significant cost reductions, deferred all except immediately necessary capital expenditures and suspended payment of dividends on the Company's preferred stock. The implementation of these measures to conserve working capital together with the successful marketing and licensing of the Company's products, which management hopes to achieve, may permit the Company to attract additional capital and enable it to continue.

      The Company is actively seeking and is in discussion with a potential manufacturer of its AstaXin technology. The Company believes this technology to be highly marketable and is hopeful that an income-producing technology licensing agreement could be executed during 1995 for this product.

      To increase working capital, the Company plans to issue additional stock to officers and directors and to encourage holders of outstanding warrants to exercise these rights. The Company will also encourage the holders of convertible promissory notes to convert them into common stock. To meet short-term cash needs the Company issued additional promissory notes to officers and directors in January and March of 1995. (see also note 16)

   (15)                          Joint Venture Income

      On March 4, 1994 the Company and the Food Science Group of Pfizer Inc.,
New
York, N.Y., signed a Technology
Evaluation Agreement for AstaXin . The Agreement provided for cash compensation to
IGENE of $250,000 over a three
month period ending May 18, 1994.

   (16)                          Subsequent Events

      On January 23, 1995, and March 7, 1995, the Company issued Promissory Notes to certain directors of the
Company (Kimelman, Kempner, Abeles, Cenerazzo and Knafel) for an aggregate consideration of $56,750, and $70,000, respectively. The notes specify that interest will be paid quarterly in arrears at Prime
Rate.  In addition, at
any time before repayment, the value of the notes may be converted to common shares of the Company at $.1875 per share for the notes dated January 23, 1995, and $.125 per share for the notes dated
March 7, 1995.


                                                                  Schedule V

                         IGENE Biotechnology, Inc.
                       Property, Plant and Equipment



                                       Balance at             Balance
                                       beginning     Additions          at end

      Classification of period         at cost     Retirementsof period

Year ended December 31, 1993:
      Laboratory equipment and fixtures$   71,092   $    ----          $
---- $   71,092
      Pilot plant equipment and fixtures   56,862   ---- ----     56,862
      Machinery and equipment   227,346          9,969          40,000
197,315
      Office furniture and fixtures        42,864        ----
----        42,864

                                       $  398,164   $    9,969         $
40,000$  368,133

Year ended December 31, 1994:
      Laboratory equipment and fixtures$   71,092   $   14,000         $
---- $   85,092
      Pilot plant equipment and fixtures   56,862   ---- ----     56,862
      Machinery and equipment   197,315     6,973 104,975         99,313
      Office furniture and fixtures        42,864        ----
----        42,864

                                       $  368,133   $   20,973         $
104,975$  284,131


                                                                 Schedule VI

                         IGENE Biotechnology, Inc.
 Accumulated Depreciation and Amortization of Property, Plant and Equipment



                     Balance at        Depreci-          Balance
                     beginning         ation             at end
      Classification of period         Expense          Retirementsof period

Year ended December 31, 1993:
      Laboratory equipment and fixtures$   65,025        $    4,153$     ----
 $   69,178
      Pilot plant equipment and fixtures   52,385   3,032     ----     55,417
      Machinery and equipment    90,703    28,472  11,429   107,746
      Office furniture and fixtures        35,171             4,096
      ----     39,267

                     $  243,284        $   39,753       $    11,429$  271,608

Year ended December 31, 1994:
      Laboratory equipment and fixtures$   69,178        $    2,580
$     ---- $
71,758
      Pilot plant equipment and fixtures   55,417   1,021     ----     56,438
      Machinery and equipment   107,746    16,380  45,105    79,021
      Office furniture and fixtures        39,267             2,448
      ----     41,715

                     $  271,608        $   22,429       $    45,105$  248,932


                                                                  Schedule X

                         IGENE Biotechnology, Inc.
                 Supplementary Income Statement Information



                                  1993              1994

Maintenance and repairs .............................................$  29,176
$  34,251
Taxes, other than payroll and income taxes...........................   11,559
 15,438
Advertising costs....................................................    3,837
  4,691


                                 SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act
of 1934, the Registrant
has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in
Columbia, Howard County, State of Maryland on October    , 1995.


                                  IGENE Biotechnology, Inc.


Date:  October 13, 1995                  By:   /s/  Stephen F. Hiu
                                     Stephen F. Hiu, President

      Pursuant to the requirements of the Securities Act of 1933, this report to be signed below by the following persons in the capacities indicated.

        Signature          Title                  Date

  /s/   Joseph C. Abeles                          Director  October 13, 1995
       (Joseph C. Abeles)


  /s/   John A. Cenerazzo                         Director  October 13, 1995
       (John A. Cenerazzo)


  /s/   Stephen F. Hiu                            Director, President,
October 13, 1995
       (Stephen F. Hiu)    Secretary, and Treasurer
      Chief Financial Officer,
      Chief Accounting Officer

  /s/   Thomas L. Kempner                         Vice Chairman of Board
October 13,
1995
       (Thomas L. Kempner)                        of Directors


  /s/   Michael G. Kimelman                       Chairman of the Board
October 13, 1995
       (Michael G. Kimelman)                      of Directors


  /s/   Sidney R. Knafel                          Director  October 13, 1995
       (Sidney R. Knafel)


  /s/   Anthony B. Low-Beer                       Director  October 13, 1995
       (Anthony B. Low-Beer)


  /s/   Patrick F. Monahan                        Director  October 13, 1995
       (Patrick F. Monahan)