Form 10QSB/A
period 1995-03-31
IGENE BIOTECHNOLOGY INC
filed 1995-10-16
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  10549



                                   FORM 10QSB/A
                        AMENDMENT TO APPLICATION OR REPORT
                     Filed pursuant to Section 13 or 15(d) of
                     THE SECURITIES AND EXCHANGE ACT OF 1934



                            IGENE BIOTECHNOLOGY, INC.
                (Exact name of registrant as specified in charter)



                                 AMENDMENT NO. 2

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its March 31, 1995 Report on Form 10QSB as set forth in the pages attached hereto:


PART I. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, therunto duly authorized.


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

                                   FORM 10QSB/A

                            IGENE Biotechnology, Inc.

                                      INDEX





                                                          Page

PART I - FINANCIAL INFORMATION


  Balance Sheets .................................................     4

  Statements of Operations .......................................     5

  Statements of Stockholder's Deficit ............................     6

  Statements of Cash Flows .......................................     8

  Notes to Financial Statements ..................................     9

  Management's Discussion and Analysis of Financial
       Conditions and Results of Operations .....................     11


PART II - OTHER INFORMATION ..........................................     14


SIGNATURES ...........................................................     15

                            IGENE BIOTECHNOLOGY, INC.

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                      OF THE SECURITIES EXCHANGE ACT OF 1934

                          PART I - FINANCIAL INFORMATION

                           IGENE Biotechnology, Inc.
                                 Balance Sheets


                                     March 31,       March 31,     December 31,
                                      1994            1995            1994
                                    (Unaudited)     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents .....$       62,779  $       16,989  $       19,529
  Accounts receivable (no
    allowance for doubtful
    accounts) ...................        44,235           8,962          10,790
  Due from stockholder ..........        76,550             ---             ---
  Prepaid expenses ..............         1,781           4,307           1,438

       Total current assets .....       185,345          30,258          31,757

Property and equipment, net .....        60,222          30,856          35,199
Security deposits ...............        10,600          10,600          10,600

                                 $      256,167  $       71,714  $       77,556



LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and other
    accrued expenses ............       204,462         223,765         238,022
  Debenture interest payable ....        60,000          60,000          30,000
  Promissory Notes payable ......       261,300         533,850         409,550

       Total current liabilities.       525,762         817,615         677,572

Long term liabilities:
  Variable rate subordinated
    debenture ...................     1,500,000       1,500,000       1,500,000

       Total liabilities ........     2,025,762       2,317,615       2,177,572



Redeemable preferred stock -- 8% cumulative, convertible, voting,
     Series A, $.01 par value per share; redemption value $11.52,
     $12.16 and $12.00 per share.  Authorized 920,000 shares; issued
     38,592, 38,342, and
     38,592 shares...............       444,580          466,279        463,104

Stockholders' deficit:
  Preferred stock -- $.01 par
     value per share. 8%
     cumulative, convertible,
     voting, Series A.
     Authorized and issued
     187,500 shares (aggregate
     involuntary liquidation
     value of $2,160,000,
     2,280,000, and 2,250,000....         1,875           1,875           1,875
  Common stock -- $.01 par value
     per share. Authorized 35,000,000 shares;
     issued 12,975,237, 13,029,071,
     and 13,028,571 shares ......       129,752         130,291         130,285
  Additional paid-in capital ....    17,012,881      17,110,644      17,113,824
  Deficit .......................   (19,358,683)    (19,954,990)    (19,809,104)

   Total stockholders' deficit ..    (2,214,175)     (2,712,180)     (2,563,120)


                                 $      256,167  $       71,714  $       77,556

See accompanying notes to financial statements

                           IGENE Biotechnology, Inc.
                            Statements of Operations
                                  (Unaudited)



                                               ---  Three months ended ---
                                                March 31,         March 31,
                                                  1994              1995

Sales ...................................   $     35,109      $      9,548
Cost of sales ...........................         22,547             8,251

                                                  12,562             1,297

Selling, general and administrative expenses:
     Marketing and selling ..............            988               872
     Research, development and pilot plant        92,730            84,156
     General and administrative .........         64,688            56,096

                                                (158,406)         (141,124)

                                                (145,844)         (139,827)
Other income (expenses):
     Investment income ..................              6                13
     Joint Venture income ...............        100,000               ---
     Other income (loss) ................         10,054               442
     Interest expense ...................        (33,947)          (39,909)
     Forgiveness of Interest
       on Promissory Notes ..............            ---            33,395


Net loss ................................       ( 89,839)         (145,886)


Deficit at beginning of period ..........    (19,268,844)      (19,809,104)


Deficit at end of period ................   $(19,358,683)     $(19,954,990)




Net loss per common share ...............   $      (0.01)     $      (0.01)



See accompanying notes to financial statements


                           IGENE Biotechnology, Inc.
                      Statements of Stockholder's Deficit
                                  (Unaudited)



                                            Redeemable
                Preferred Stock           Preferred Stock       Common Stock
                (Shares/Amount)           (Shares/Amount)     (Shares/Amount)


Balance at
December 31,
1993........   38,592/$438,405         187,500/$1,875      12,975,237/$129,752

Cumulative
undeclared
dividends
on redeemable
preferred
stock.....                6,175                  ---                  ---

Net Loss
for Quarter
ended
March 31, 1994 .            ---                  ---                 ---

Balance at
March 31, 1994..    38,592/$444,580       187,500/$1,875  12,975,237/$129,752



Balance at
December 31,
1994.............   38,592/$463,104       187,500/$1,875  13,028,571/$130,286

Cumulative
undeclared
dividends on
redeemable
preferred stock.....          6,175                 ---                  ---

Conversion of
preferred stock
to common stock.....  (250)/($3,000)                ---                500/$5

Net Loss for
Quarter ended
March 31, 1995 .....           ---                  ---                  ---

Balance at
March 31, 1995 ....   38,342/$466,279       187,500/$1,875  13,029,071/$130,291


 See accompanying notes to financial statements


                           IGENE Biotechnology, Inc.
                      Statements of Stockholder's Deficit
                             (Unaudited- Continued)

                            Additional                     Total Stockholder's
                          Paid-In Capital     Deficit           Deficit



Balance at
December 31, 1993....      $17,019,056      $(19,268,844)       $(2,118,161)

Cumulative undeclared
dividends on redeemable
preferred stock......           (6,175)              ---             (6,175)

Net Loss for Quarter
ended March 31,
1994 ................              ---           (89,839)           (89,839)

Balance at
March 31, 1994 ......       $17,012,881     $(19,358,683)       $(2,214,175)



Balance at
December 31, 1994....        17,113,824     $(19,809,104)       $(2,563,120)

Cumulative undeclared
dividents on redeemable
preferred stock......            (6,175)             ---             (6,175)

Conversion of
preferred stock
to common stock......             2,995              ---              3,000

Net Loss for
Quarter ended
March 31, 1995 ......               ---          (145,886)         (145,886)

Balance at
March 31, 1995 ......       $17,110,644      $(19,954,990)      $(2,712,180)


See accompanying notes to financial statements

                     IGENE Biotechnology, Inc.
                      Statements of Cash Flows
                            (Unaudited)


                                                   --- Three months ended ---
                                                     March 31,     March 31,
                                                       1994          1995

     Cash flows from operating activities:
       Net loss ...................................$(   89,839)  $(  145,886)
       Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization ...........      7,422         4,343
          Loss on sale of assets ..................     10,054           ---
          Changes in assets and liabilities:
             Increase (decrease) in accounts payable and
                other accrued expenses ............     35,589       (14,257)
             Debenture interest payable ...........     30,000        30,000
             Decrease (increase) in
                accounts receivable ...............    (36,223)        1,828
             Decrease (increase) in prepaid expenses and
                deposits ..........................       (948)       (2,869)

       Net cash used in operating activities ......   ( 43,945)     (126,841)


     Cash flows from investing activities:
       Capital expenditures .......................     (6,973)          ---
       Proceeds from Sales of Equipment ...........     25,800           ---

       Net cash used in investing activities ......     18,827           ---


     Cash flows from financing activities:
       Issuance of promissory notes ...............     22,000       124,300

       Net cash provided by (used in)
         financing activities .....................     22,000       124,300


     Net increase (decrease) in cash
        and cash equivalents ......................   (  3,118)      ( 2,541)


     Cash and cash equivalents
        at beginning of year ......................     65,897        19,529


     Cash and cash equivalents
        at end of period ..........................$    62,779   $    16,989



     Supplementary disclosure
       - cash paid for interest ...................$       ---   $       131

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

      As of March 31, 1994 and 1995, the Company has reserved shares for the exercise of Warrants to purchase an aggregate of 680,667 shares of Common Stock to purchasers of stock in the Company's Private Placement of June 26,1992. The exercise price of the Warrants is $.75 per share expiring June 26, 1995 and there are substantial restrictions against the transfer of these warrants.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

   Sales revenue for the quarter ended March 31, 1995, consisting entirely of sales of the Company's ClandoSan product, decreased by 72% relative to the corresponding quarter in 1994. Selling expenses for the quarter ended March 31, 1995 decreased 12% relative to the quarter ended March 31, 1994. These decreases are reflective of the reduced selling and marketing efforts for ClandoSan as the Company focuses on obtaining a technology licensing agreement for the manufacture and sale of its AstaXin product. The Company is actively seeking a selling and marketing partner for ClandoSan .

Research, development and pilot plant expenses for the quarter ended March 31, 1995 decreased by 9% relative to the quarter ended March 31, 1994, due to cost containment measures and reduced scale-up activities related to the AstaXin technology.

A decrease in general and administrative expenses for the quarter ended March 31, 1995 over the quarter ended March 31, 1994 of 13% is reflective of successful administrative cost containment measures.

Interest expense remained at comparable levels for the quarters ended March 31, 1994 and 1995, and is composed mainly of interest on the Company's variable rate subordinated debenture ($30,000 in each of the quarters ended March 31, 1994 and 1995). During the quarter ended March 31, 1995, the holders of the Company's promissory notes agreed to waive all accrued interest payable, resulting in income of $33,395 from forgiveness of debt.

$100,000 of the increased net loss for the quarter ended March 31, 1995 when compared with the corresponding quarter in 1994 is caused by the $100,000 of other income recorded for the quarter ended March 31, 1994 for a Technology Evaluation Agreement for the Company's AstaXin product. (See additional discussion of this item below, under Liquidity and Capital Resources).

As a result of the forgoing, the Company reported net losses of $89,839 and $145,886, respectively, for the quarters ended March 31, 1994 and 1995. Net loss per common share, however, remained constant at $.01 per share for the quarters ended March 31, 1994 and 1995 due to the increase in weighted average number of shares outstanding. Weighted average number of shares outstanding increased from 12,975,237 for the quarter ended March 31, 1994 to 13,028,971 for the quarter ended March 31, 1995 due to the issuance of 53,333 shares of common stock in lieu of cash in payment of the interest on the variable rate subordinated debenture.

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

Cash used by operations in the quarters ended March 31, 1994 and 1995 amounted to $43,945 and $126,841, respectively. IGENE continues to focus on research and development of its products, achieving only minimal sales of its ClandoSan and AstaXin products. IGENE was able to reduce (from 1993 levels) the amount of cash required to fund 1994 operations through an increase in product sales over 1993, and through a Technology Evaluation Agreement for AstaXin , with the Food Science Group of Pfizer, Inc., New York, New York, signed in March of 1994. That Agreement provided for cash compensation of $250,000 over the evaluation period which was extended to July 1994, of which $100,000 was recorded for the three months ended March 31, 1994. The exclusive evaluation period has ended, and it is unlikely that Pfizer will agree to a multi-year commitment for the manufacture and sale of AstaXin in the foreseeable future. Consequently, the Company is actively seeking other potential manufacturers for AstaXin , and is in discussion with a potential manufacturer of its AstaXin technology. The Company believes this technology to be highly marketable and that it is likely that an income-producing technology licensing agreement will be executed during 1995 for this product. (See also item 7, page 14).

Cash provided by investing activities in the quarter ended march 31, 1994 amounted to $18,827. This resulted from proceeds from the sale of unused equipment of $25,800, offset by $6,973 in capital expenditures. No cash was provided by investing activities for the quarter ended March 31, 1995. This is reflective of the Company's continued plan to minimize capital expenditures, since existing equipment is believed to be sufficient to meet the needs of the Company for the foreseeable future.

The following is a summary of the Company's financing activities for 1994 and the quarter ended March 31, 1995:

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

In October 1993, as part of the settlement for an unexecuted license agreement, Burns Philp Food Inc. purchased 76,550 newly issued shares of common stock at $1.00 per share for an aggregate consideration of $76,550, which was received during 1994.

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

To supplement this anticipated income from a technology licensing agreement, the Company will consider issuing additional stock to officers and directors and encouraging holders of outstanding warrants to exercise these rights. To increase its working capital position the Company will also encourage the holders of promissory notes to convert them into common stock. To meet short-term cash needs the Company issued additional promissory notes to officers and directors in March of 1995.

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

                               FORM 10QSB/A

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



                                  IGENE Biotechnology, Inc.
                                        (Registrant)


Date:  October 13, 1995
                               /s/  Stephen F. Hiu
                                  Stephen F. Hiu
                                  President, Treasurer and
                                  Secretary
                             (On behalf of the Registrant and as
                                Principal Financial Officer