Form 10QSB/A
period 1995-06-30
IGENE BIOTECHNOLOGY INC
filed 1995-10-16
CIK 793160

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


                                 AMENDMENT NO. 1


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its June 30, 1995 Report on Form 10QSB as set forth in the pages attached hereto:


PART I Financial Information - Statements of Cash Flows; Notes to Financial Statements

PART I Management's Discussion and Analysis of Financial Conditions and Results of Operations



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant+ has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                         IGENE BIOTECHNOLOGY, INC.

Date:  October 13 , 1995 By:  /S/ Stephen F. Hiu
                              Chief Executive Officer
                              Principal Financial Officer &
                              Principal Accounting Officer

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

                 YES    X            NO

  The number of shares outstanding of the Registrant's $.01 par value Common
Stock as of June 30, 1995 is   13,055,738  .


                                   FORM 10QSB/A

                            IGENE Biotechnology, Inc.

                                      INDEX





                                                          Page

PART I - FINANCIAL INFORMATION

[S]                                                                   [C]
  Balance Sheets .................................................     4

  Statements of Operations .......................................     5

  Statements of Stockholder's Equity (Deficit) ...................     6

  Statements of Cash Flows .......................................     8

  Notes to Financial Statements ..................................     9

  Management's Discussion and Analysis of Financial
       Conditions and Results of Operations .....................     11


PART II - OTHER INFORMATION .....................................     15


SIGNATURES ......................................................     16

                            IGENE BIOTECHNOLOGY, INC.

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                      OF THE SECURITIES EXCHANGE ACT OF 1934

                          PART I - FINANCIAL INFORMATION

                           IGENE Biotechnology, Inc.
                                 Balance Sheets

                                     June 30,        June 30,     December 31,
                                      1994            1995            1994
                                    (Unaudited)     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ......$       60,124  $       73,272  $     19,529
  Accounts receivable (no
  allowance for doubtful
  accounts) ......................        33,271          13,831        10,790
  Inventory-finished goods .......           ---           1,240           ---
  Due from stockholder ...........        76,550             ---           ---
  Prepaid expenses and deposits ..         2,115           3,230         1,438
       Total current assets ......       172,060          91,573        31,757

Property and equipment, net ......        52,800          30,856        35,199
Security deposits ................       10,600          10,600         10,600

                  Total assets   $      235,460  $      133,029  $       77,556


LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and
  other accrued expenses ........       224,478         228,465         238,022
  Debenture interest payable ....        30,000          30,000          30,000
  Promissory Notes payable ......       261,300         536,300         409,550
       Total current liabilities.       515,777         794,765         677,572
Long term liabilities:
  Variable rate
  subordinated debenture ........     1,500,000       1,500,000       1,500,000

       Total liabilities ........     2,015,778       2,294,765       2,177,572
Redeemable preferred stock --
  8% cumulative, convertible,
  voting, Series A, $.01 par
  value per share; redemption
  value $11.68, $12.32 and
  $12.00 per share.
  Authorized 920,000 shares;
  issued 38,592, 38,342,
  and 38,592 shares..............      450,754          472,373         463,104
Stockholders' deficit:
  Preferred stock -- $.01
  par value per share.
  8% cumulative,
  convertible, voting,
  Series A.
  Authorized and
  issued 187,500
  shares (aggregate
  involuntary liquidation
  value of $2,190,000,
  2,310,000, and
  2,250,000)..............         1,875           1,875           1,875
  Common stock -- $.01
  par value per share.
  Authorized 35,000,000
  shares;issued 12,809,520,
  13,001,904, and
  12,975,237 shares ......       130,019         130,557         130,285
  Additional paid-in
  capital ................    17,066,440      17,164,282      17,113,824
  Deficit ................   (19,429,406)    (19,930,823)    (19,809,104)
  Total stockholders'
     equity (deficit) ....    (2,231,072)     (2,634,109)     (2,563,120)
  Total liabilities
    and stockholders'
    equity ...............$      235,460  $      133,029  $       77,556

See accompanying notes to financial statements

                           IGENE Biotechnology, Inc.
                            Statements of Operations
                                  (Unaudited)

<CAPTION
          -----  Three months ended  ----      -----  Six months ended  -----
               June 30,     June 30,           June 30,         June 30,
                1994          1995               1994             1995
Revenue:
Sales........$    5,318    $       (306)       $     40,427     $      9,242
Cost of
sales .......     3,712            (694)             26,259            7,557
Gross profit
from sales
of products .     1,606             388              14,168            1,685
Technology
licensing
income ......   150,000         200,000             250,000          200,000
Technology
services
income ......       ---          9,000                  ---            9,000
Net revenue .   151,606         209,388             264,168          210,685
Selling, general and administrative expenses:
Marketing
and selling .     1,098           1,665               2,086            2,537
Research,
development
and pilot plant  99,347          90,135             192,077          174,290
General and
administrative.  87,715          63,368             152,403          119,235
Total selling,
general and
and administrative
expenses ...... 188,160         155,168             346,566          296,062
Operating
income ........ (36,554)        (54,220)            (82,398)         (85,377)
Other income (expenses):
Investment
income ........     67              113                  73              126
Forgiveness
of debt
income ........    ---             ---                  ---           33,395
Other income
(expense)......    ---            (330)             (10,054)             112
Interest
expense ......  (34,235)       (30,066)             (68,182)         (69,975)
Net income
(loss) ...... $ (70,722)    $     23,937       $   (160,561)    $   (121,719)
Net loss per
common share .$   (0.01)    $       0.00       $      (0.01)    $      (0.00)

See accompanying notes to financial statements

                     IGENE Biotechnology, Inc.
          Statements of Stockholder's Equity (Deficit)
                            (Unaudited)

                        Redeemable
                        Preferred         Preferred         Common
                        Stock             Stock             Stock
                     (shares/amount)   (shares/amount)  (shares/amount)

Balance at
December 31, 1993.... 38,592/$438,405   187,500/$1,875    12,975,237/$129,752
Conversion of
preferred stock
into common stock ...            ---              ---                   ---
Issuance of 26,667
shares of common
stock in lieu of
cash payment for
interest on
subordinated
debenture ...............        ---              ---             26,667/$267
Cumulative undeclared
dividends on redeemable
preferred stock .........     $12,349             ---                   ---
Balance at June 30,
1994...............   38,592/$450,754   187,500/$1,875    13,001,904/$130,019
Balance at
December 31, 1994..   38,592/$463,104   187,500/$1,875    13,028,571/$130,285
Cumulative undeclared
dividend on redeemable
preferred stock ...           $12,270             ---                   ---
Issuance of 26,667
shares of common stock
in lieu of cash payment
for interest on
subordinated
debenture .........               ---              ---             26,667/$267
Conversion of
preferred stock
into common stock .        250/($3,000)            ---                  500/$5
Balance at
June 30, 1995 .....    38,342/$472,373   187,500/$1,875    13,055,738/$130,557

See accompanying notes to financial statements

                            IGENE Biotechnology, Inc.
                      Statements of Stockholder's Deficit
                             (Unaudited- Continued)

                         Additional
                          Paid-In                          Total Stockholder's
                          Capital            Deficit              Deficit

Balance at December
31, 1993......           $17,019,056        $(19,268,844)         $(2,118,161)
Issuance of
26,667 shares
of common stock
in lieu of cash
payment for
interest on
subordinated
debenture ....              59,733
Cumulative
undeclared
dividends on
redeemable
preferred
stock ........           (12,349)                ---              (12,349)
Net loss for
six months
ended June
30, 1994 .....               ---            (160,561)                 ---
Balance at
June 30, 1994 .       $17,066,440        $(19,429,405)         $(2,130,150)
Balance at
December
31, 1994.......        17,113,824        $(19,809,104)         $(2,563,120)
Cumulative
undeclared
dividend
on redeemable
preferred stock .         (12,270)                ---              (12,270)
Issuance of 26,667
shares of
common stock in
lieu of cash
payment for
interest on
subordinated
debenture .....             59,733                 ---               60,000
Conversion of
preferred stock
into common
stock ..........             2,995                 ---                3,000
Net loss for
six months
ended June
30, 1995 .......               ---            (121,719)            (121,719)
Balance at
June 30, 1995 ..   $   17,164,282   $      (19,930,823) $        (2,634,109)

See accompanying notes to financial statements

                       IGENE Biotechnology, Inc.
                       Statements of Cash Flows
                            (Unaudited)

                                                 ---- Six months ended ----
                                                    June 30,      June 30,
                                                     1994          1995
     Cash flows from operating activities:
       Net loss ...................................$(  160,561)  $(  121,719)
       Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization ............     14,844         4,343
          Loss on sale of equipment.................     10,054           ---
          Interest on debentures paid in shares
             of common stock........................     60,000        60,000
          Changes in assets and liabilities:
             Increase (decrease) in debenture
                          interest payable .........        ---           ---
             Increase (decrease) in accounts
                          payable and other
                          accrued expenses .........     55,604        (9,558)
             Decrease (increase) in accounts
                          receivable ...............    (25,259)       (3,041)
             Decrease (increase) in prepaid
                          expenses .................     (1,282)       (1,792)
             Decrease (increase) in
                          inventories ..............        ---        (1,240)

       Net cash used in operating activities .......    (46,600)      (73,007)

     Cash flows from investing activities:
       Capital expenditures ........................     (6,973)          ---
       Sale of Equipment ...........................     25,800           ---
       Net cash used in investing activities .......     18,827           ---
     Cash flows from financing activities:
       Issuance of promissory notes ................     22,000       126,750
       Issuance of common stock pursuant to exercise
          of employee stock options ................        ---           ---
       Net cash provided by (used in) financing
              activities ...........................     22,000       126,750
       Net increase (decrease) in cash and
              cash equivalents .....................     (5,773)      (53,743)
       Cash and cash equivalents at
              beginning of year ....................     65,897        19,529
       Cash and cash equivalents at end of period ..$    60,124   $    73,272
     Supplementary disclosure - cash paid
              for interest .........................$       ---   $       ---
                  - cash paid for taxes ........... $       ---   $       ---

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

(4) Net Loss Per Common Share

    Net income (loss) per common share for the three month and six month periods ended June 30 is based on 13,001,904 and 12,988,644 weighted average shares, respectively, for 1994, and on 13,055,738 and 12,042,428 weighted average shares, respectively, for 1995. For purposes of computing net income (loss) has been adjusted to include cumulative undeclared dividends in arrears on preferred stock.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

   Sales revenue for the quarter and six months ended June 30, 1995, consisting entirely of sales of the Company's ClandoSan product, decreased by 105.8% and 77.1%, respectively, compared to the corresponding periods in 1994. Sales revenue for the quarter ended June 30, 1995 is composed of gross sales of $4,706 net of a reversal of sales of ClandoSan of $4,400. The returned product was placed in inventory and has been subsequently resold to other customers at the original selling price. Such reversals are rare occurrences which are generally expected to be immaterial in amount. Decreases in sales of ClandoSan are reflective of reduced marketing efforts for this product as the Company focuses obtaining a technology licensing agreement for the manufacture and sale of its AstaXin product. The Company is actively seeking marketing partner for ClandoSan .

Cost of sales for the quarter and six months ended June 30, 1995, decreased by 118.7% and 71.2%, respectively compared to the corresponding periods in 1994. This is reflective of decreased sales as noted above. Cost of sales for the quarter ended June 30, 1995 is composed of purchases for resale of $1,790 net of returned product placed in inventory, as noted above, of $1,096.

Technology licensing income of $200,000 for the quarter and six months ended June 30, 1995 consists of income from an agreement for sale of a non-exclusive license to Archer-Daniels-Midland Company of Decatur, Illinois for technology relating to the manufacture astaxanthin pigment using the Company's AstaXin product. The agreement provides for a cash payment to IGENE at signing of $200,000, an advance or royalties of $500,000 within 6 months, and royalties based on gross sales for 10 years. Technology services income of $9,000 for the six months ended June 30, 1995 consists of fees charged for technology services provided to Archer-Daniels-Midland Company in connection with the licensing agreement. These technology services are not expected to be a continuing source of income

Technology licensing income of $150,000 and $250,000, respectively, for the quarter and six months ended June 30, 1994 consisted of income from a technology evaluation agreement with the Food Science Group of Pfizer Inc of New York, New York for AstaXin . That agreement provided for cash compensation of $250,000 over an exclusive evaluation period which expired in July 1994. Pfizer Inc did not express interest in a commitment to manufacture and sell AstaXin , therefore the Company sought other potential manufacturers for AstaXin .

Selling, general and administrative expenses have decreased 17.5% and 14.6%, respectively, for the quarter and six month periods ended June 30, 1995 as compared to the corresponding periods in 1994. These decreases are attributable to decreased marketing efforts for ClandoSan , as well as continued successful cost containment measures in effect.

Interest expense has remained at comparable levels for the quarter and six months ended June 30, 1995 and 1994 and is composed mainly of interest on the Company's variable rate subordinated debenture of $30,000 and $60,000, respectively in each of the quarter and six month periods ended June 30. 1995 and 1994. During the quarter ended March 31, 1995, the holders of the Company's promissory notes agreed to waive all accrued interest payable, resulting in income of $33,395 from forgiveness of debt.

Other expense of $10,054 for the six months ended June 30, 1994 resulted from a loss recorded on the sale of unused equipment.

As a result of the forgoing, the Company reported net income (loss) for the quarter and six month periods ended June 30, 1995 of $23,937 and $(121,719), respectively, and for the quarter and six month periods ended June 30, 1994 of $(70,722) and $(160,561), respectively. Net income (loss) per common share increased from $(.01) for the quarter ended June 30, 1994 to $0.00 for the quarter ended June 30, 1995, and remained at $(.01) for the six months ended June 30, 1994 and 1995. The increase in weighted average shares outstanding between the periods ended June 30, 1994 and the periods ended June 30, 1995 is due to 53,333 shares of common stock issued in lieu of cash, during the period from July 1, 1994 through June 30, 1995, in payment of interest on the Company's variable rate subordinated debenture.

Financial Position

In December 1988, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or increase the liquidation preference or redemption value of the preferred stock. As of June 30, 1995, total dividends in arrears on the Company's preferred stock was $975,637, of which $165,637 ($4.32 per share) was included in the carrying value of the redeemable preferred stock and $810,000 ($4.32 per share) was included in the liquidation preference of the limited redemption preferred stock.

Liquidity and Capital Resources

   Historically, the Company has been funded primarily by equity contributions, loans from stockholders and license fees. As of June 30, 1995, the Company had a working capital deficit of $703,192, and cash and cash equivalents of $73,272, consisting principally of proceeds from Promissory Notes issued to certain Directors of the Company, as described below.

Cash use by operations for the six months ended June 30, 1994 and 1995 amounted to $46,600 and $73,007, respectively. The Company continues to focus on research and development of its products, achieving only minimal sales of its ClandoSan and AstaXin products. Although the Company has been able to reduce its net loss during the six months ended June 30, 1995 as compared to 1994, by $38,843; cash used by operations increased by $26,407 due to efforts in 1995 to reduce accounts payable and the inclusion in the 1994 net loss of the noncash item of loss on the sale of unused equipment of $10,054.

Cash provided by investing activities in the six months ended June 30, 1994 amounted to $18,827. This resulted from proceeds from the sales of unused equipment of $25,800, offset by $6,973 in capital expenditures. No cash was provided or used by investing activities during the six months ended June 30, 1995. This is reflective of the Company's continued plan to minimize capital expenditures, since existing equipment is believed to be sufficient to meet the needs of the Company for the near future.

The following is a summary of the Company's financing activities for 1994 and the six months ended June 30, 1995:

On February 10, 1994, September 26, 1994, October 24, 1994, November 28, 1994, January 23, 1995, and March 7, 1995 the Company issued promissory notes to certain directors of the Company for a total aggregate consideration of $536,300. The notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of the Company at $.375 per share for the notes issued February 10, 1994; at $.25 per share for notes issued September 26, 1994, October 24, 1994, and November 28, 1994; at $.1875 per share for the notes issued January 23, 1995; and at $.125 per share for the notes issued March 7, 1995. The holders of the notes will also receive warrants, subject to conversion of the notes, for additional shares of common shares equivalent in number and price to the shares received in conversion. The promissory notes are due on demand with interest charged at the prime rate. The Directors subsequently agreed to waive all interest charges on these notes.

During 1994, the Company received $76,550 from the October 1993 issue of 76,500 shares of common stock at $1.00 per share to Burns Philp Food Inc, as part of the settlement for an unexecuted license agreement.
The following
summarizes the Company's known and expected future sources of liquidity and capital:

On May 10, 1995, the Company signed an Agreement for sale of a non-exclusive license to Archer-Daniels-Midland Company of Decatur, Illinois for technology relating to the manufacture of astaxanthin pigment using the Company's AstaXin product. The agreement provides for a cash payment to IGENE of $200,000 at signing, which has been included in revenue for the six months ended June 30, 1995, and an advance of royalties of $500,000 within 6 months and a royalty based on gross sales for 10 years.

To increase working capital, the Company plans to issue additional stock to officers and directors, to encourage the holders of convertible promissory notes to convert them to common stock, and to encourage warrant holders to exercise their rights.

The Company is continuing its development of additional AstaXin technology which it hopes to license and market to benefit future periods' operations.

The Company does not believe that inflation has had a significant impact on the Company's operations during the past two years.

Effective January 1, 1993, the Company has adopted the provision of FASB Statement No. 109, Accounting for income taxes.

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