Form 10QSB/A
period 1995-06-30
IGENE BIOTECHNOLOGY INC
filed 1995-10-16
CIK 793160

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


PART I Financial Information - Addition of Financial Data Statement pursuant to Article 5.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                         IGENE BIOTECHNOLOGY, INC.

Date:  October 16, 1995 By:  /S/ Stephen F. Hiu
                              Chief Operating Officer
                              Principal Financial Officer &
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



                                  IGENE Biotechnology, Inc.
                                         (Registrant)


Date:  October 16, 1995
                               /s/  Stephen F. Hiu
                                   Stephen F. Hiu
                                   President, Treasurer and
                                   Secretary
                             (On behalf of the Registrant and as
                              Principal Financial Officer)