Form 10QSB
period 1995-09-30
IGENE BIOTECHNOLOGY INC
filed 1995-11-15
CIK 793160

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  10549

(Mark One)

[ x ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1995

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

                   YES    X            NO

    The number of shares outstanding of the Registrant's $.01 par value
Common Stock as of September 30, 1995 is   14,255,738  .


                                  FORM 10-QSB

                           IGENE Biotechnology, Inc.

                                     INDEX





                                                            Page

PART I - FINANCIAL INFORMATION


    Balance Sheets .................................................     4

    Statements of Operations .......................................     5

    Statements of Stockholder's Equity (Deficit) ...................     6

    Statements of Cash Flows .......................................     8

    Notes to Financial Statements ..................................     9

    Management's Discussion and Analysis of Financial
         Conditions and Results of Operations .....................     11


PART II - OTHER INFORMATION ........................................    15


SIGNATURES ..........................................................   16

                           IGENE BIOTECHNOLOGY, INC.

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         PART I - FINANCIAL INFORMATION

                           IGENE Biotechnology, Inc.
                                 Balance Sheets



September 30,   September 30,    December 31,

   1995            1994            1994

(Unaudited)     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents
 ...............................................$       72,940  $
36,672  $       19,529
  Accounts receivable (no allowance for doubtful accounts) ................
      10,470          22,047          10,790
  Inventories - finished goods ............................................
       1,240             ---             ---
  Due from stockholder ....................................................
         ---             ---             ---
  Prepaid expenses and deposits ...........................................
       2,153           1,042           1,438

       Total current assets ...............................................
      86,803          59,761          31,757

Property and equipment, net ...............................................
      31,825          35,362          35,199
Security deposits .........................................................
      10,600          10,600          10,600


$      129,228  $      105,723  $       77,556


LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and other accrued expenses .............................
     247,887         267,694         238,022
  Debenture interest payable ..............................................
      60,000          60,000          30,000
  Promissory Notes payable ................................................
     536,300         294,715         409,550
       Total current liabilities ..........................................
     844,186         622,409         677,572

Long term liabilities:
  Variable rate subordinated debenture ....................................
   1,500,000       1,500,000       1,500,000

             Total liabilities ............................................
   2,344,186       2,122,408       2,177,572



Redeemable preferred stock -- 8% cumulative, convertible, voting,
     Series A, $.01 par value per share; redemption value $12.48,
     $11.84 and $12.00 per share.  Authorized 920,000 shares; issued
     38,342, 38,592, and 38,592 shares....................................
    478,508          456,929        463,104

Stockholders' deficit:
  Preferred stock -- $.01 par value per share. 8% cumulative, convertible, voting, Series A.  Authorized and issued 187,500 shares (aggregate involuntary liquidation value of $2,340,000, 2,220,000, and
     2,250,000)............................................................
       1,875           1,875           1,875
  Common stock -- $.01 par value per share. Authorized 35,000,000 shares;
     issued 14,255,738, 13,001,904, and 12,975,237 shares .................
     142,557         130,019         130,285
  Additional paid-in capital ..............................................
  17,296,148      17,060,265      17,113,824
  Deficit .................................................................
 (20,134,047)    (19,665,774)    (19,809,104)

             Total stockholders' equity (deficit) .........................
  (2,693,467)     (2,473,615)     (2,563,120)


  Commitments and contingency
 .............................................$      129,228  $      105,723
$       77,556

See accompanying notes to financial statements

IGENE Biotechnology, Inc.
Statements of Operations
(Unaudited)


                                                      -----  Three months
ended  ----         ----- Nine months ended  -----
                                                      September 30,
September 30,         September 30,    September 30,
                                                          1995
1994                  1995             1994

Sales ................................................$      9,203      $
 20,004          $     18,445     $     60,431
Cost of sales ........................................       5,447
  4,852                13,004           31,111

     Gross profit from sales of product ..............       3,756
 15,152                 5,441           29,320


Technology licensing income  .........................$          0      $
      0          $    200,000     $    250,000
Technology services income ...........................      10,750
      0                19,750     $          0

     Net revenue .....................................      14,506
 15,152               225,191          279,320

Selling, general and administrative expenses:

     Marketing and selling ...........................       3,399
  1,195                 5,936            3,281
     Research, development and pilot plant ...........      91,288
123,205               265,579          315,282
     General and administrative ......................      93,469
 88,785               212,704          241,188

        Total selling, general and
                administrative expenses ..............      188,156
 213,185               484,219          559,751

     Operating income ................................    (173,650)
(198,033)             (259,028)         (280,431)

Other income (expenses):

     Investment income ...............................         308
     93                   435              166
     Forgiveness of debt income ......................           0
      0                33,395                0
     Other income (expense) ..........................         184
 (4,016)                  296          (14,070)
     Interest expense ................................     (30,066)
(34,413)             (100,041)        (102,595)



Net income (loss) ....................................    (203,224)
(236,369)             (324,943)        (396,930)

Net loss per common share ............................$      (0.02)     $
 (0.02 )         $      (0.03)    $      (0.03)


See accompanying notes to financial statement

IGENE Biotechnology, Inc.
Statements of Stockholder's Equity (Deficit)
(Unaudited)

                                                        Redeemable

                                                         Preferred
Preferred          Common
                                                           Stock
Stock             Stock
                                                      (shares/amount)
(shares/amount)    (shares/amount)

Balance at December 31, 1993.....................        38,592/$438,405
187,500/$1,875    12,975,237/$129,752

Conversion of preferred stock into common stock .               ---
    ---                   ---

Issuance of 26,667 shares of common stock in
  lieu of cash payment for interest on
  subordinated debenture ........................                   ---
        ---             26,667/$267

Cumulative undeclared dividends on redeemable
  preferred stock ...............................            $18,524
    ---                   ---


Balance at September 30, 1994 ...................    38,592/$456,929
187,500/$1,875   13,001,904/$130,019



Balance at December 31, 1994.....................        38,592/$463,104
187,500/$1,875    13,028,571/$130,285

Cumulative undeclared dividend on redeemable
  preferred stock ...............................            $18,404
    ---                   ---

Issuance of 1,200,000 shares of common stock
  to certain directors of the Company ...........                ---
    ---        1,200,000/$12,000

Issuance of 26,667 shares of common stock in
  lieu of cash payment for interest on
  subordinated debenture ........................                   ---
        ---             26,667/$267

Conversion of preferred stock into common stock .        250/($3,000)
    ---                  500/$5

Balance at September 30, 1995 ...................    38,342/$478,508
187,500/$1,875    14,255,738/$142,557


See accompanying notes to financial statements


                            IGENE Biotechnology, Inc.
                      Statements of Stockholder's Deficit
                             (Unaudited- Continued)



                                                       Additional
                                                        Paid-In
            Total Stockholder's
                                                        Capital
Deficit              Deficit

Balance at December 31, 1993.....................           $17,019,056
  $(19,268,844)         $(2,118,161)

Issuance of 26,667 shares of common stock in
  lieu of cash payment for interest on
  subordinated debenture ........................                59,733
                             60,000
Cumulative undeclared dividends on redeemable
  preferred stock ...............................           (18,524)
       ---              (18,524)

Net loss for nine months ended September 30, 1994.               ---
   (396,930)           (396,930)

Balance at September 30, 1994 ...................       $17,060,265
$(19,665,774)         $(2,473,615)


Balance at December 31, 1994.....................            17,113,824
  $(19,809,104)         $(2,563,120)

Cumulative undeclared dividend on redeemable
  preferred stock ...............................           (18,404)
       ---              (18,404)

Issuance of 1,200,000 shares of common stock
  to certain directors of the Company ...........          138,000
       ---              150,000

Issuance of 26,667 shares of common stock in
  lieu of cash payment for interest on
  subordinated debenture .........................           59,733
       ---               60,000

Conversion of preferred stock into common stock...            2,995
       ---                3,000

Net loss for nine months ended September 30, 1995.              ---
  (324,943)            (324,943)

Balance at September 30, 1995 ....................   $   17,296,148   $
(20,134,047) $        (2,693,467)



See accompanying notes to financial statements


     IGENE Biotechnology, Inc.
     Statements of Cash Flows
     (Unaudited)
                                                                ---- Nine
months ended ---
                                                                September
30, September 30,
                                                                    1995
     1994
     Cash flows from operating activities:
       Net loss ................................................$
(324,943)   $(  396,930)
       Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization ........................      5,743
      22,266
          Loss on sale of equipment.............................        ---
      14,070
          Interest on debenture paid in shares of common stock..     60,000
      60,000
          Changes in assets and liabilities:
             Increase (decrease) in debenture interest payable .     30,000
      30,000
             Increase (decrease) in accounts payable and
                other accrued expenses .........................      9,865
      98,822
             Decrease (increase) in accounts receivable ........        320
     (14,036)
             Decrease (increase) in prepaid expenses and
                deposits .......................................
(715)         (209)
             Decrease (increase) in inventories ................
(1,240)          ---

       Net cash used in operating activities ...................
(220,970)     (186,017)

     Cash flows from investing activities:
       Capital expenditures ....................................
(2,369)      (20,973)
       Sales of Equipment ......................................        ---
      45,800

       Net cash used in investing activities ...................
(2,369)       24,827

     Cash flows from financing activities:
       Proceeds from private stock subscription.................    150,000
      76,550
       Issuance of promissory notes ............................    126,750
      55,415

       Net cash provided by (used in) financing activities .....    276,750
     131,965

     Net increase (decrease) in cash and cash equivalents ......     53,411
     (29,225)

     Cash and cash equivalents at beginning of year ............     19,529
      65,897

     Cash and cash equivalents at end of period ................$    72,940
 $    36,672

     Supplementary disclosure - cash paid for interest .........$       ---
 $       178
                              - cash paid for taxes ............$       ---
         ---

     Noncash investing and financing activities:

         During the nine months ended September 30, 1994 and 1995, the Company issued 26,667 shares of common stock in each period in payment of interest on the variable rate subordinated debenture. If paid in cash, the interest would have been payable at 8% during each period, or $60,000.
Shares may be issued in lieu of cash per the    debenture agreement at the
higher of $2.25 per share or market price per share. The stock was issued and related interest expense for the three months and nine months ended September 30, 1994 and 1995 were recorded at $2.25 per share, or $60,000 in the aggregate in each period.

         During the three months and nine months ended September 30, 1994 and 1995, the Company recorded dividends in arrears on 8% redeemable preferred stock at $.16 and $.48 per share, respectively aggregating $6,135 and $18,404, respectively in each period which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

     See accompanying notes to financial statements

                           IGENE Biotechnology, Inc.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

(1) Unaudited Financial Statements

    The financial statements presented herein as of September 30, 1994 and 1995 and for the nine-month and the three month periods ended September 30, 1994 and 1995 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

(2) Inventories

    Inventories are stated at the lower of average cost, or market. Inventories as of September 30, 1995 consist entirely of finished goods.

(3) Stockholders' Equity

    As of September 30, 1994 and 1995, 77,184 and 76,684, shares of authorized but unissued common stock were reserved for issuance upon conversion of the Company's outstanding preferred stock.

    As of September 30, 1994 and 1995, 1,200,000 share of authorized but unissued common stock were reserved for exercise pursuant to the 1986 Stock Option Plan.

    As of September 30, 1994 shares were reserved for exercise of Warrants to purchase an aggregate of 800,000 shares of Common Stock to Kimelman & Baird, LLC, an employee of the same and Anthony B. Low-Beer, exercisable at $.25 per share expiring February 14, 1995. The Warrants were issued to the aforementioned for acting as placement agent in the Company's private placement of $1,149,000 in gross proceeds which closed February 15, 1991 and there are substantial restrictions against the transfer of these Warrants. The Warrants were not publicly traded and there were no trades of these Warrants before the expiration date.

    As of September 30, 1994 and 1995, the Company has reserved shares for the exercise of Warrants to purchase an aggregate of 252,400 shares of Common Stock to Kimelman & Baird, LLC, at $.75 per share expiring June 26, 1996. The Warrants were issued to the aforementioned for acting as placement agent in the Company's private placement of $510,500 in gross proceeds which closed June 26, 1992 and there are substantial restrictions against the transfer of these Warrants.

    As of September 30, 1994 the Company has reserved shares for the exercise of Warrants to purchase an aggregate of 680,667 shares of Common Stock to purchasers of stock in the Company's Private Placement of June 26, 1992.

    The exercise price of the Warrants is $.75 per share expiring June 26, 1995 and there are substantial restrictions against the transfer of these warrants. The Warrants were not publicly traded and there were no trades of these Warrants before the expiration date.

    As of September 30, 1994 and 1995, 800,000 shares of authorized but unissued Common Stock were reserved for issuance upon reinvestment of interest on the variable rate subordinated debenture and 375,000 shares of authorized but unissued Common Stock were reserved for issuance upon conversion of the variable rate subordinated debenture.

    As of September 30, 1994 and 1995, 1,519,458 and 3,995,374 shares of
    Common Stock were reserved for the conversion of Promissory Notes and the issue of Warrants subject to that conversion. The Promissory Notes are held by Directors of the Company.

(4) Net Loss Per Common Share

    Net income (loss) per common share for the three month and nine month periods ended September 30 is based on 13,001,904 and 12,988,644 weighted average shares, respectively, for 1994, and on 13,668,781 and 13,253,507 weighted average shares, respectively, for 1995. For purposes of computing net income (loss) per common share, net income
    (loss) has been adjusted to include cumulative undeclared dividends in arrears on preferred stock.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Sales revenue for the quarter and nine months ended September 30, 1995, consisting entirely of sales of the Company's ClandoSan product, decreased by 54% and 69%, respectively, compared to the corresponding periods in 1994. Decreases in sales of ClandoSan are reflective of reduced marketing efforts for this product as the Company focuses obtaining a technology licensing agreement for the manufacture and sale of its AstaXin product. The Company is actively seeking marketing partner for ClandoSan(R).

Cost of sales for the quarter and nine months ended September 30, 1995, increased by 12% and decreased by 58%, respectively compared to the corresponding periods in 1994. The decrease for the nine months ended September 30, 1995 is reflective of decreased sales as noted above, while the increase in cost of sales for the current quarter reflects manufacturing of new product during the quarter whereas product was sold from inventory during the corresponding quarter of 1994.

Technology licensing income of $200,000 for the nine months ended September 30, 1995 consists of income from an agreement for sale of a non-exclusive license to Archer-Daniels-Midland Company of Decatur, Illinois for technology relating to the manufacture astaxanthin pigment using the Company's AstaXin product. The agreement provides for a cash payment to IGENE at signing of $200,000, an advance or royalties of $500,000 within 6 months, and royalties based on gross sales for 10 years. Technology services income of $19,750 for the nine months ended September 30, 1995 consists of fees charged for technology services provided to Archer-Daniels-Midland Company in connection with the licensing agreement. These technology services are not expected to be a continuing source of income.

Technology licensing income of $150,000 and $250,000, respectively, for the quarter and nine months ended September 30, 1994 consisted of income from a technology evaluation agreement with the Food Science Group of Pfizer Inc of New York, New York for AstaXin . That agreement provided for cash compensation of $250,000 over an exclusive evaluation period which expired in July 1994. Pfizer Inc did not express interest in a commitment to manufacture and sell AstaXin , therefore the Company sought other potential manufacturers for AstaXin .

Selling, general and administrative expenses have decreased 11.7% and 13.5%, respectively, for the quarter and nine month periods ended September 30, 1995 as compared to the corresponding periods in 1994. These decreases are attributable to decreased marketing efforts for ClandoSan , as well as continued successful cost containment measures in effect.

Interest expense has remained at comparable levels for the quarter and nine months ended September 30, 1995 and 1994 and is composed mainly of interest on the Company's variable rate subordinated debenture of $30,000 and $60,000, respectively in each of the quarter and nine month periods ended September 30. 1995 and 1994. During the quarter ended March 31, 1995, the holders of the Company's promissory notes agreed to waive all accrued interest payable, resulting in income of $33,395 from forgiveness of debt.

Other expense of $10,054 for the nine months ended September 30, 1994 resulted from a loss recorded on the sale of unused equipment.

As a result of the forgoing, the Company reported net income (loss) for the quarter and nine month periods ended September 30, 1995 of $203,224 and $(324,943), respectively, and for the quarter and nine month periods ended September 30, 1994 of $(236,369) and $(396,930), respectively. Net income
(loss) per common share remained at $(.02) for the quarter ended September 30, 1994 and for 1995, and remained at $(.03) for the nine months ended September 30, 1994 and 1995. The increase in weighted average shares outstanding between the periods ended September 30, 1994 and the periods ended September 30, 1995 is due to 53,333 shares of common stock issued in lieu of cash, during the period from October 1, 1994 through September 30, 1995, in payment of interest on the Company's variable rate subordinated debenture, conversion of 250 shares of preferred shares to 500 shares of common stock, and the issuance of 1,200,000 shares of common stock pursuant to a stock purchase by certain directors of the Company.

Financial Position

In December 1988, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or increase the liquidation preference or redemption value of the preferred stock. As of September 30, 1995, total dividends in arrears on the Company's preferred stock was $1,011,772 of which $171,772 ($4.48 per share) was included in the carrying value of the redeemable preferred stock and $840,000 ($4.48 per share) was included in the liquidation preference of the limited redemption preferred stock.

Liquidity and Capital Resources

Historically, the Company has been funded primarily by equity contributions, loans from stockholders and license fees. As of September 30, 1995, the Company had a working capital deficit of $757,383, and cash and cash equivalents of $86,803, consisting principally of proceeds from Promissory Notes issued to certain Directors of the Company, as described below.

Cash use by operations for the nine months ended September 30, 1994 and 1995 amounted to $186,017 and $220,970, respectively. The Company continues to focus on research and development of its products, achieving only minimal sales of its ClandoSan and AstaXin products. Although the Company has been able to reduce its net loss during the nine months ended September 30, 1995 as compared to 1994, by $71,987; cash used by operations increased by $34,953 due to efforts in 1995 to reduce accounts payable and the inclusion in the 1994 net loss of the noncash item of loss on the sale of unused equipment of $10,054.

Cash provided by investing activities in the nine months ended September 30, 1994 amounted to $24,827. This resulted from proceeds from the sales of unused equipment of $45,820, offset by $20,973 in capital expenditures. Capital expenditure for the nine months ended September 30, 1995 in the amount of $2,369 were for replacement of worn equipment that could not be repaired. This is reflective of the Company's continued plan to minimize capital expenditures since existing equipment is believed to be sufficient to met the needs of the Company for the near future.

The following is a summary of the Company's financing activities for 1994 and the nine months ended September 30, 1995:

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

During 1994, the Company received $76,550 from the October 1993 issue of 76,500 shares of common stock at $1.00 per share to Burns Philp Food Inc, as part of the settlement for an unexecuted license agreement.

The following summarizes the Company's known and expected future sources of liquidity and capital:

On May 10, 1995, the Company signed an Agreement for sale of a non-exclusive license to Archer-Daniels-Midland Company of Decatur, Illinois for technology relating to the manufacture of astaxanthin pigment using the Company's AstaXin product. The agreement provides for a cash payment to IGENE of $200,000 at signing, which has been included in revenue for the nine months ended September 30, 1995, and an advance of royalties of $500,000 within 6 months and a royalty based on gross sales for 10 years.

On July 24, 1995 certain directors of the Company agreed to purchase 1,200,000 shares of common stock from the Company at $.125 per share for an aggregate purchase amount of $150,000 in order to provide needed working capital

To increase working capital, the Company plans to encourage the holders of convertible promissory notes to convert them to common stock, and to encourage warrant holders to exercise their rights. The Company may also issue additional stock to officers and directors.

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

    None

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 11 -- Calculation of Earnings Per Share

    (b)  Reports on Form 8-K

              None

Item 7.  Subsequent Events

    None

                                  FORM 10-QSB

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  IGENE Biotechnology, Inc.
                                         (Registrant)


Date:  November 15, 1995
                               /s/  Stephen F. Hiu
                                    Stephen F. Hiu
                                    President, Treasurer and
                                    Secretary
                             (On behalf of the Registrant and as
                              Principal Financial Officer)