Form 10QSB/A
period 1995-09-30
IGENE BIOTECHNOLOGY INC
filed 1996-02-07
CIK 793160

FORM 10-QSB/A

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

                                  FORM 10-QSB/A

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

                                  FORM 10-QSB/A

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  IGENE Biotechnology, Inc.
                                         (Registrant)


Date:  February 5, 1996
                               /s/  Stephen F. Hiu
                                    Stephen F. Hiu
                                    President, Treasurer and
                                    Secretary
                             (On behalf of the Registrant and as
                              Principal Financial Officer)