Form 10KSB
period 1995-12-31
IGENE BIOTECHNOLOGY INC
filed 1996-04-12
CIK 793160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF
     1934 [FEE REQUIRED]

For the fiscal year ended                December 31, 1995



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

          (Address of principal executive offices      (Zip Code)

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

     YES    X            NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's net revenues for its most recent fiscal year were $274,978.

     As of March 1, 1996, there were 18,572,805 shares of the issuer's Common Stock and
225,342 shares of the issuer's 8% Cumulative Convertible
Preferred Stock, Series A,
outstanding. The aggregate market value of the Common Stock and Preferred Stock held by non-affiliates was $3,699,682, based on the last bid quotation prices of the
Common Stock as reported by the National Association of Securities Dealers pink sheets on such date and, with respect to the Preferred Stock for which no quotations were available, based on the conversion rate applicable to the Preferred Stock and the last bid price of the Common Stock as reported above. (The officers and directors of the issuer are considered affiliates only for purposes of this calculation.)

                         PART I

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

Research and Development

     As of December 31, 1995, the Company had expended approximately $9,900,000 on research and development since its inception on October 27, 1981 and has, as of
December 31, 1995, received revenues from product sales of approximately $1,738,000 from the proprietary processes resulting from such research and development, excluding one-time license fees received in 1982 and 1985. The Company will continue to incur research and development costs in connection with improvements in its existing processes and products, but it does not anticipate development of new processes and products in
1996.

     The Company's research and development activities have resulted in the development of processes to produce the products hereinafter discussed.
Commercial Products

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

     During 1994 commercial quantities of AstaXin were manufactured by Pfizer Inc for testing purposes as part of a Technology Evaluation Agreement.
Pfizer did not commit
to any long-term manufacture of the product and the Agreement was terminated in July
1995.

     In 1995 the Company signed a nonexclusive licensing Agreement with Archer Daniels
Midland Company for manufacture and sale of AstaXin .  The
Agreement provided for
an initial payment and royalties based on sales.   On February
29, 1996 Archer Daniels
Midland Company informed IGENE that it would no longer use IGENE's astaxanthin technology and terminated the licensing agreement. The Company is in contact with other potential manufacturers for the product.

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

     On March 17, 1988, ClandoSan was registered by the EPA for use with all agricultural and horticultural crops in accordance with the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA") section 3(c)(5). ClandoSan is now registered in 49 states and is produced at two contract manufacturing facilities in the United States.
During 1991, the inventories related to the Company's ClandoSan product line were written down to net realizable value due to the then prevailing market conditions.
3.   Whey-Based Products

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

     A license to manufacture and sell Weyco-Serv was granted by the Company to
Hercules Incorporated ("Hercules"), Wilmington, Delaware, in exchange for an initial license fee of $500,000, pursuant to a license agreement dated as of September 16, 1985.
Hercules had not produced commercially any quantities of Weyco-Serv and by an agreement dated October 15, 1987, the Company and Hercules terminated the license agreement.

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

     The fermentation processes yield a range of water-soluble low molecular weight organic (carboxylic)acids which can be converted with naturally occurring alcohols into esters which are commercially useful both as food flavors and as fragrances in cosmetic and toiletry products.

     The Company has also developed a fermentation process for the production of
Poly-LevuLan , its trademark for a high molecular weight fructose polymer which can be used as a flavor carrier or as a foam stabilizer and thickener in food and cosmetic applications.

     The Company is continuing to seek opportunities to commercialize its flavors/fragrances technology.
Patents and Trademarks

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

     During fiscal years 1993, 1994, and 1995, as part of the Company's stringent cost containment efforts, all patents and trademarks were carefully reviewed and those with no foreseeable commercial value have been abandoned to eliminate costly maintenance fees. Patents (and applications) and/or trademarks on technology with recognized commercial value include those for AstaXin , ClandoSan , Weyco-Serv , and streptococcus lytic enzyme. Extensive additional foreign applications for AstaXin have been submitted.

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

Employees

     At December 31, 1995, the Company had 9 employees, two of whom are in administration and marketing, while the remainder are engaged in process development and support of manufacturing activities.

     None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages. The Company believes its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases 8,480 square feet of space in the Oakland Ridge Industrial Park located at 9110 Red Branch Road, Columbia, Maryland. The Company occupies the space under leases which expired on January 31, 1996 with an approximate rental expense of $72,000 for 1995. In late 1995 the Company signed a five year lease expiring on January 31, 2001. Approximate rental expense for the year 1996 is $70,000 and
$73,000 for each remaining year of the lease expiring on January
31, 2001.

     Approximately 2,000 square feet of the space occupied by the Company is used for executive and administrative offices and approximately 2,300 feet is used for research and development activities. Approximately 4,000 square feet of space is used for the
Company's intermediate-stage or scale-up pilot plant facility.
     In addition,
 the Company has a 180 square-foot Biosafety
Level 2 Laboratory
suitable for manufacturing bacterial enzymes for in vitro diagnostic kits.

     The Company owns all equipment necessary for its current operations and all equipment is in satisfactory condition.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

Preferred Stock

     Prices for the Preferred Stock were quoted on the over-the-counter market on the
National Association of Securities Dealers, Inc. Automated
Quotation System
("NASDAQ") from November 25, 1987 through January 25, 1988.
Prior to November
25, 1987 there was no public market for the Preferred Stock and since January 25,
1988, no quotations for the Preferred Stock have been reported on
NASDAQ.   The
aggregate number of record holders of Preferred Stock as of March 1, 1996 was 17 (17 in
1995).

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

     Commencing on or about June 12, 1989, the Company's Common Stock began trading on the over-the-counter market on a limited basis and is quoted in the national bureau's "Pink Sheets". The following table shows, by calendar quarter, the range of representative bid prices for the Common Stock for 1994 and 1995.

          Calendar Quarter              High           Low
     1994:     First Quarter            $1.06               $ .13
               Second Quarter           $ .75               $ .25
          Third Quarter                 $ .56               $ .31
          Fourth Quarter                $ .38               $ .31

     1995:     First Quarter            $ .13               $ .06
          Second Quarter                $ .31               $ .02
          Third Quarter                 $ .13               $ .02
          Fourth Quarter                $ .13               $ .01

     The above information was obtained by management from the National Quotation
Bureau. Such quotations are inter-dealer quotations without retail mark-up, mark-downs, or commissions, and may not represent actual transactions. The above quotations do not reflect the "asking price" quotations of the stock.

     The aggregate number of record holders of the Common Stock as of March 1, 1996 was 252. As of March 1, 1996, the high and low bid prices for the Common Stock, as shown in the "pink sheets" were $0.09 and $0.01, respectively.

Warrants

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

     On or about June 26, 1992, the Company issued Warrants to purchase an aggregate of 252,400 shares of Common Stock to Kimelman & Baird, LLC, at $.75 per share until
June 26, 1996. The Warrants were issued to the aforementioned for acting as placement agent in the Company's private placement of $510,500 in gross proceeds which closed
June 26, 1992 and there are substantial restrictions against the transfer of these
Warrants.  In addition, 680,667 warrants to purchase common stock at $.75 per share
were issued to other qualified investors as part of the private
placement.   These
warrants expired June 26, 1995. These Warrants were not publicly traded and there were no trades of these Warrants before the expiration date.

     On December 14, 1995 stockholders of the Company approved the cancellation of certain promissory notes of the Company in favor of those directors who made loans to the Company on various dates from August 25, 1993 through March 7, 1995 for an aggregate amount of $536,300, and to issue common stock and warrants to purchase the same number of shares as common stock at the per share price of $.125, which warrants shall expire on April 3, 1998.

          The aggregate number of record holders of all Warrants as of March 1, 1996 was 6.

Dividend Policy

     When and if funds are legally available for such payment under statutory restrictions, the Company may pay annual cumulative dividends on the Preferred Stock of $.64 per share on a quarterly basis. During 1988 the Company declared and paid a cash dividend of $.16 per share. In December 1988, the Company suspended payment of the quarterly dividend of $.16 per share of Preferred Stock. No dividends have been declared or paid since 1988. Any resumption of dividend payments on Preferred Stock would require significant improvement in cash flow. Preferred Stock dividends are payable when and if declared by the Company's board. Unpaid dividends accumulate for future payment or addition to the liquidation preference and redemption price of the Preferred
Stock. As of December 31, 1995 the total amount of dividends in arrears with respect to the Company's Preferred Stock was $1,047,907.

     Dividends on Common Stock are currently prohibited because of the preferential rights of holders of Preferred Stock. The Company has paid no cash dividends on its
Common Stock in the past and does not intend to declare or pay any dividends on its
Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

   1995 Compared with 1994

   Sales revenue for the year ended December 31, 1995 decreased from $113,166 in 1994
to $25,563  in 1995.   The decrease in overall sales revenues
(77%) resulted from a
decrease in domestic sales of ClandoSan . Until results of additional in progress field testing of ClandoSan  are completed, the Company expects to
continue to focus its
efforts on AstaXin . However, long-term production and sales of AstaXin will depend on the Company's ability to find suitable manufacturing partners since it has no
commercial scale manufacturing facilities of its own.  No
commercial quantities of
AstaXin  were available for sale in 1995.   In May 1995 the
Company executed a
non-exclusive technology licensing and royalty agreement with Archer Daniels Midland
Co.   However, on February 29, 1996 Archer Daniels Midland
informed the Company
that it would no longer utilize the technology and terminated the agreement. The
Company is in discussion with other potential manufacturers for AstaXin and, in addition, is seeking additional investment to enable it to purchase or lease a manufacturing facility of its own. Additional sales of ClandoSan will depend on continued marketing arrangements with distributors for the product, the Company expects to continue its own limited sale of these products in the near future.

   Cost of product sales as a percentage of product sales increased to 66% in 1995 from 33% in 1994. The margins in 1994 reflect sales of AstaXin that was received at a reduced cost as part of a contract agreement.

   Research, development and pilot plant expenses decreased
approximately $44,000  for
the current year.   The expenses in 1994 reflected a one-time fee
related to the scale-up
of the Company's AstaXin  product which was not incurred in 1995.
Research and
development costs may be expected to increase gradually in support of increased manufacturing efforts for AstaXin , but would be offset by technology licensing and technology services income.

   Marketing, general and administrative expenses in 1995 were comparable to the
expenses in 1994.   Marketing expenses related to the Company's
AstaXin  product could
be expected to increase if production and sale of AstaXin proceeds, but this will depend on marketing arrangements with distributors of the product.
This increase would be
offset by sales income from licensing additional technology. General and administrative expenses could be expected to rise to reflect increasing costs of maintaining and enforcing the Company's patents and patent applications for AstaXin and ClandoSan worldwide, but only if commercial quantities of the products are manufactured.

   Interest expense for the year ended December 31, 1995 decreased by approximately
$10,000 over the prior year. This decrease reflects the decrease in accumulating interest due on promissory notes issued to certain directors of the Company after conversion of some of the notes for equity.

   In 1995, the Company's operational costs were offset by aggregate payments totalling
$249,215, which are part of a Licensing Agreement for AstaXin .

   As a result of the foregoing, the Company reported a net loss of $503,156, or $.04 per common share in 1995, compared to a net loss of $540,260, or $.04 per common share in
1994. The weighted average number of common shares outstanding increased to
13,694,343 in 1995 from 13,002,050 in 1994.  This increase in shares in 1995 reflects the
annual issuance of common stock as payment of interest on a variable note subordinated debenture, a private placement of 1,200,000 shares of common stock by certain directors of the Company and the issuance of an additional 4,290,400 shares of common stock in cancellation of promissory notes to certain directors of the Company.

   On January 19, 1995, 250 shares of redeemable preferred stock was converted into 500 shares of common stock of the Company.

Financial Position

   In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its Preferred
Stock. Resumption of the dividend will require significant improvements in cash flow.
Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the Preferred Stock. As of December 31, 1995, total dividends in arrears on the Company's Preferred Stock was $1,047,907 of which $177,907 ($4.64 per share) was included in the carrying value of the redeemable Preferred Stock and
$870,000 ($4.64 per share) was included in the liquidation preference of the Preferred
Stock.

Liquidity and Capital Resources

   Historically, the Company has been funded primarily by equity contributions, loans from stockholders and license fees. As of December 31, 1995 the Company had a working capital deficit of $336,992, and cash and cash equivalents of $8,326.

   Beginning in September of 1989, and continuing through 1995, the Company followed a plan designed to reduce expenses and conserve working capital. This plan included the reduction in staff as well as reductions in all areas of the Company's selling, research, general and administrative expenses and refocusing of research and development activities solely on the Company's AstaXin product. These budgeted expenditures provided for minimizing capital expenditures for the Company's pilot plant facility in
Columbia, Maryland or for any new manufacturing facilities.

   Cash used by operations in 1994 and 1995 amounted to $287,195 and $340,904, respectively. IGENE continues to focus on research and development of its products, achieving only minimal sales of its ClandoSan and AstaXin products. IGENE was able to reduce the amount of cash required to fund 1995 operations through a Licensing
Agreement for AstaXin with Archer Daniels Midland Co. ("ADM"), Decatur, Illinois, signed in May 1995. That Agreement provided for a cash payment of $200,000 at signing and a royalty based on sales. In addition, the Company has received $24,415 from ADM for technology services related to the Agreement. On December 4, 1995, the Company also received a payment of $25,000 from ADM as stipulated in the licensing Agreement.
On February 29, 1996, ADM terminated its Licensing Agreement with the Company.

   Cash used in investing activities amounted to $ 2,369 and $5,973, respectively in 1995 and 1994. Capital expenditures decreased from $20,973 in 1994 to $2,369 in 1995, reflecting the continuation of plans to minimize capital expenditures. IGENE believes its existing equipment is substantially sufficient to meet its needs in continuing its research and development activities in the foreseeable future. Also, cash of $15,000 was provided in 1994 by the sale of unused equipment. No equipment was sold in 1995.

Following is a detail of the Company's financing activities for 1995:

   On January 23, 1995, and March 7, 1995, the Company issued Promissory Notes to certain directors of the Company (Kimelman, Kempner, Abeles, Cenerazzo and Knafel) for an aggregate consideration of $126,750. The notes specify that interest will be paid quarterly in arrears at Prime Rate. In addition, at any time before repayment, the value of the notes may be converted to common shares of the Company at $.1875 per share for the notes dated January 23, 1995, and $.125 per share for the notes dated March 7, 1995.
 On December 14, 1995 the January 23, 1995 and March 7, 1995 notes were terminated, with equal amounts of common stock and warrants being issued in their place equal to the principal amount of each of the notes divided by $.125 which was the per share price of the stock at the time.

   On July 24, 1995 the Directors approved a Resolution to purchase from the Company
1,200,000 shares of common stock of the Company at a price of $.125 per share for an aggregate purchase amount of $150,000. Such shares were issued on August 15, 1995.

   On November 16, and December 22, 1995, the Company issued Promissory Notes to certain Directors of the Company for an aggregate consideration of $100,000. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of the Company at $.05 per share and to receive a warrant for an equivalent number of common shares at $.05 per share. $55,320 of this total was received prior to December 31, 1995, the remaining $44,680 was received during January
1996.

   At its Annual Meeting on December 14, 1995 the shareholders of the Company approved the conversion of all Promissory Notes issued to certain directors of the
Company  (Kimelman, Kempner, Abeles, Cenerazzo, Knafel, and
Low-Beer) from
August 1993 until February 10, 1994, into Common Stock, along with Warrants to purchase additional shares of Common Stock at a price of $.125 per share at any time during the period from April 3, 1995 to April 3, 1998, all shares being equal to the aggregate principal amount of the Loans divided by $.125, which was the fair market value of the Common Stock as quoted on April 3, 1995 by the National Quotation
Bureau.  These shares were issued on December 14, 1995.

   To continue operations short term, the Company will consider issuing additional stock to officers and directors and encouraging holders of outstanding warrants to exercise these rights. To increase its working capital position the Company will also encourage the holders of promissory notes to convert them into common stock. To meet short-term cash needs the Company plans to issue additional notes to certain directors in
February of 1996.

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

   None.
                                 PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL
PERSONS, AND KEY
        EMPLOYEES


The Company's directors are elected annually by the shareholders of the Company. The directors, executive officers and key employees of the Company are as follows:

        Name             Age     Position with IGENE
Michael G. Kimelman          57       Chairman of the Board of
Directors

Thomas L. Kempner            68       Vice Chairman of the Board
of Directors

Stephen F. Hiu               39       Director, President,
Secretary, Acting Treasurer,
                             and Director of Research and
Development

Dexter W. Gaston *           50       Chief Executive Officer

Patrick F. Monahan           45       Director, and Director of
Manufacturing

Joseph C. Abeles             81       Director

John A. Cenerazzo            72       Director

Sidney R. Knafel             65       Director

Anthony Low-Beer **      53      Director

R. Todd Lorenz           35      Senior Research Microbiologist

*       Mr. Gaston was appointed CEO of the Company on January
12, 1996.
**      Mr. Low-Beer resigned as Director on May 15, 1995.

MICHAEL G. KIMELMAN was elected a Director of the Company in February 1991 and Chairman of the Board of Directors in March 1991. He is the Managing Partner of
Kimelman & Baird, LLC. He is a founder of Blue Chip Farms, a standardbred horse-breeding farm, and has been an officer of the same since its inception in 1968. Mr. Kimelman is currently a Director of the Harness Horse Breeders of New
York State and serves on the Board of the Hambletonian Society.

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

STEPHEN F. HIU was appointed President and Treasurer in March
1991, Secretary in
July 1990, and elected a Director in August 1990. He has been Director of Research and Development since January 1989 and, priorthereto, was Senior Scientist since
December 1985, when he joined the Company. He was a post-doctoral
Research Associate at the Virginia Polytechnic Institute and State University, Blacksburg,
Virginia, from January 1984 until December 1985. Dr. Hiu holds a Ph.D. degree in microbiology from Oregon State University and a B.S. degree in biological sciences from the University of California, Irvine.

DEXTER W. GASTON was appointed Chief Executive Officer on January
11, 1996.
Prior positions include CEO of Microbio Resources, Managing Director of Algatec, CEO and Chairman of Reclaimex and Director of Technical Operations, Revlon Health Care.
He is also a Director of the California Wine Company. He holds a B.S. in chemistry from Rutgers University and an M.B.A. from the University of Chicago.

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

Compliance with Section 16(a) of the Exchange Act

   Forms 3 and 4 were filed by the Company in a timely manner in accordance with
Section 16(a) of the Securities Act of 1934.

ITEM 10.    EXECUTIVE COMPENSATION

   During 1995, Michael G. Kimelman, Chairman of the Company's
Board of Directors
served as Chief Executive Officer. Mr. Kimelman received no cash compensation for his services. During 1995, no executive officer's annual cash compensation exceeded
$100,000.

   Other than the 1986 Stock Option Plan described below, the Company has no profit sharing, incentive compensation or retirement plans.

Stock Option Plan

   The 1986 Stock Option Plan (the "Plan"), which was approved by the stockholders on
May 5, 1987 and amended on June 12, 1989, August 8, 1990, March
17, 1994, and
December 14, 1995, provides for the issuance of options to acquire up to 2,000,000 shares of Common Stock of the Company.

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

   In the event of a reclassification, recapitalization, stock exchange, stock split, stock dividend or other similar event affecting the Company's Common Stock, the number and class of shares under previously granted options and the option price payable upon exercise of such options will be appropriately adjusted by the Committee to reflect the change in such manner as the Committee may determine. In the event of a proposed merger, consolidation, share exchange or similar transaction to which the Company would be a party, or in the case of a tender offer for the Company's stock, the
Committee or the Board of Directors may take such action as may be appropriate to protect the holders of options and to effectuate the purpose of the Plan.

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

   In 1989 the Company took action to replace outstanding options for the purchase of
64,000 shares at $5.40 per share with options to purchase 64,000 shares at $1.00 per share, but otherwise having the same terms as the options replaced.

   Currently, there are a total of 8 persons eligible to participate in the Plan.

   Options to acquire 1,059,750 shares of Common Stock of the Company have been issued and 952,750 shares of Common Stock are outstanding under the Plan. Options for 107,000 shares of Common Stock were exercised in fiscal 1993.
No options were
exercised in fiscal years 1994, or 1995.

   The following table sets forth information as to all incentive and non-statutory stock options that have been granted to the executive officers of the Company. No options
were exercised by any officer during 1995.   The following table
provides information
regrading the number of shares covered by both exercisable and unexercisable stock options for executive officers as of December 31, 1995 and the values of "in-the-money" options as of that date. An option is "in-the-money" if the per share fair market value of the underlying stock exceeds the option exercise price per share.

                  Aggregate Fiscal Year End Option Values

                                            Number of
     Dollar Value of
               Number                   Unexercised Options
In-The-Money Options
               of Shares      Dollar    At End of Fiscal Year
At End of Fiscal Year1
               Acquired on  Value
Name        Exercise       Realized   Exercisable/Unexercisable
Exercisable/Unexercisable
Stephen F. Hiu  ------   -------        355,000/100,000       0/0
Patrick F. Monahan  ------   -------    262,500/80,000       0/0

1. The value of unexercised in-the-money options at December 31,
1995 is based on the
difference between   $.09 per share and the per share option
exercise price, multiplied by
the number of shares of common   stock underlying such option.

Compensation of Directors

   During 1995, Directors were not compensated for their Board or Committee activities.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

   The following table sets forth information as of March 1, 1996 with respect to beneficial ownership of shares of the Company's outstanding
Common Stock and
Preferred Stock by (i) each person known to the Company to own more than five percent of its Common Stock or Preferred Stock, (ii) each Director, and (iii) all
Directors and Officers as a group.

                                         Common Stock
        Preferred Stock
                                         Number of
          Number
Name and Address                 Shares       Percent
 Shares       Percent
Joseph C. Abeles   4,658,638<F1>     15.4     -----        -----
  c/o Abel Associates
  220 E. 42nd Street
  New York, NY  10017

John A. Cenerazzo  647,614 <F2>    2.1         -----        -----
  Stokesay Castle Lane
  Reading, PA  19606

Dexter W. Gaston   472,834<F3>     1.6         -----        -----
  18278 Hadden Hall Court
  San Diego, CA  92128

Stephen F. Hiu     415,500<F4>    1.4          -----        -----
  9110 Red Branch Road
  Columbia, MD  21045

Thomas L. Kempner  5,331,069<F5> 17.6          -----        -----
  c/o Loeb Partners Corporation
  61 Broadway
  New York, NY  10006

Michael G. Kimelman 2,025,064<F6> 6.7          -----        -----
  c/o Kimelman & Baird, LLC
  100 Park Avenue, Suite 1105
  New York, NY  10017

Sidney R. Knafel   4,523,732<F7>  15.0         -----        -----
  c/o SRK Management
  126 East 56th Street
  New York, NY  10022

Anthony B. Low-Beer 1,133,580<F8> 3.8          -----        -----
  c/o Mitchell Securities
  100 Park Avenue, Suite 2150
  New York, NY  10017

Patrick F. Monahan  314,500<F9>     1.0       -----        -----
  9110 Red Branch Road
  Columbia, MD  21045

All Directors and Officers 19,522,531<F10>  64.6   -----    -----
  as a Group (9 persons)

Dow Chemical Company  588,336<F11>     1.9        187,500 100.0%
  2030 Willard H. Dow Center
  Midland, MI  48674

All Shareholders      30,242,873<F12>   100.0     187,500  100.0%

<F1>    Includes the following: 2,109,404 shares and warrants for
991,344 shares held by
Mr. Abeles, 769,500 shares and warrants for 769,500 shares subject to the conversion of
$48,450 of promissory notes held by Mr. Abeles, 4,140 shares held by Mr. Abeles' wife,
2,250 shares subject to the redemption of 1,125 shares of redeemable preferred stock held by Mr. Abeles, and 12,500 shares subject to the redemption of 6,250 shares of redeemable preferred stock owned by Mr. Abeles' wife. Mr. Abeles disclaims beneficial ownership of the shares held in a trust for which he is the trustee and the shares held by his wife.

<F2>    Includes 283,458 shares and warrants for 131,192 shares
held by Mr. Cenerazzo,
32,750 shares which are subject to options currently exercisable or exercisable within 60 days, and includes 414 shares held by Mr. Cenerazzo's wife. Also includes 99,900 shares and warrants for an additional 99,900 shares subject to the conversion of $6,290 of promissory notes held by Mr. Cenerazzo.

<F3>    Includes 472,834 shares which are subject to options
currently exercisable.

<F4>    Includes 500 shares held by Dr. Hiu and 415,000 shares
which are subject to
options currently exercisable or exercisable within 60 days.

<F5>    Includes 386,972 shares and warrants for 212,960 shares
held by Mr. Kempner;
94,000 shares held by a trust under which Mr. Kempner is one of two trustees and the sole beneficiary; 1,482,987 shares and warrants for 931,744 shares held by a trust under which Mr. Kempner is one of two trustees and a one-third beneficiary; 182,526 shares held by his wife; and 257,880 shares held by trusts under which Mr. Kempner is one of two trustees with his brothers as beneficiaries. Also includes 891,000 shares and warrants for an additional 891,000 shares subject to the conversion of $56,100 of promissory notes held by a trust under which Mr. Kempner is one of two trustees and a one-third sole beneficiary. Mr. Kempner has disclaimed beneficial ownership of all but 386,972 shares held in his name; 94,000 shares held by a trust under which he is the sole beneficiary,
494,329 of the shares held by a trust of which he is a one-third beneficiary, and 297,000 of the shares and warrants for an additional 297,000 of the shares subject to the conversion of promissory notes held by a trust under which Mr. Kempner is one of two trustees and a one-third beneficiary.

<F6>    Includes 521,104 shares and warrants for 521,104 shares
held by Mr. Kimelman.
Also includes 263,256 shares and warrants for 252,400 shares held by Kimelman & Baird,
LLC, and 100,000 shares held by his wife, of which Mr. Kimelman disclaims all but his partnership interest in Kimelman & Baird, LLC. Also includes 183,600 shares and warrants for an additional 183,600 shares subject to the conversion of $11,560 or promissory notes held by Mr. Kimelman.

<F7>    Includes 1,505,945 shares and warrants for 967,016 shares
held by Mr. Knafel,
and 538,771 shares held in trust for the benefit of Mr. Knafel's sons. Also includes
756,000 shares and warrants for an additional 756,000 shares subject to the conversion of
$47,600 of promissory notes held by Mr. Knafel.

<F8>    Includes 596,540 shares and warrants for an additional
535,040 shares held by
Mr. Low-Beer; and 2,000 shares held by trusts under which Mr.
Low-Beer is the trustee
and his children are beneficiaries.

<F9>    Includes 2,000 shares held by Mr. Monahan and 312,500
shares which are
subject to options currently exercisable or exercisable within 60 days.

<F10>   Includes 1,233,084 shares of common stock which are
subject to options
currently exercisable or exercisable within 60 days; unexpired warrants to purchase
4,542,800 shares of common stock; 14,750 shares of common stock subject to the redemption of 7,375 shares of redeemable preferred stock; and 2,700,000 shares of common stock and warrants to purchase an additional 2,700,000 shares of common stock subject to the conversion of $170,000 of promissory notes held by Directors of the
Company. Preferred stock does not include 7,375 shares held or beneficially owned by a
Director, which are subject to redemption at the rate of two shares of common stock for each preferred share, and have therefore been included in shares of common stock beneficially owned by Directors at their equivalent value of 14,750 shares of common stock. The redeemable preferred shares carry voting rights prior to their redemption at two votes per share.

<F11>   Includes 213,336 shares of common stock which represent
shares issued in lieu
of interest on the $1,500,000 debenture held by Dow, and 375,000 shares of common stock subject to the conversion of the $1,500,000 debenture. The debenture carries no voting rights prior to its conversion. Dow has waived certain redemption rights as to the
187,500 shares of preferred stock which it holds and which are not redeemable at the shareholder's option. These limited redemption preferred shares carry no voting rights prior to redemption.

<F12>   For the purposes of this table, total outstanding shares
of common stock
includes shares which are subject to rights of acquisition within sixty days as follows:
1,275,584 shares of common stock which are subject to options currently exercisable or exercisable within 60 days; unexpired warrants to purchase 4,542,800 shares of common stock; 2,700,000 shares and warrants to purchase an additional 2,700,000 shares of common stock which are subject to the conversion of $170,000 of promissory notes held by Directors; 375,000 shares of common stock which are subject to the conversion of the
$1,500,000 debenture held by Dow; and 76,684 shares of common stock which are subject to the redemption of 38,342 shares of redeemable preferred stock outstanding, and which shares have not been included in total outstanding preferred stock for the purposes of this table.

/TABLE

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Effective February 15, 1991, the Company accepted subscriptions in a private placement to purchase 4,596,000 newly issued shares of Common Stock from accredited investors, certain of whom were Directors of the Company. The shares were issued at a price of $.25 per share for an aggregate consideration of $1,149,000. The Company engaged the investment banking firm of Kimelman & Baird, LLC ("Firm") to act as placement agent for the offering. Michael G. Kimelman, a general partner, and Anthony
B. Low-Beer, at the time an employee of Kimelman & Baird, primarily directed placement efforts. The Company agreed to pay the Firm, an unrelated employee of the
Firm and Anthony B. Low-Beer an aggregate placement fee in the form of a
Warrant to purchase 800,000 shares of Common Stock at an exercise price of $.25 per share exercisable over a period of four years ending February 14, 1995. Messrs.
Kimelman and Low-Beer also serve as members of the Board of Directors of the
Company.

   The shares were issued by the Company on February 15, 1991 in order to provide the
Company with working capital funds for fiscal year 1991.

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

   On September 26, 1994, October 24, 1994, and November 28, 1994, the Company issued Promissory Notes to certain directors of the Company (Kimelman, Kempner,
Abeles, Cenerazzo, and Knafel) for an aggregate consideration of $50,000, $50,000, and
$48,250, respectively. The notes specify that interest will be paid quarterly in arrears at Prime Rate. In addition, at any time before repayment, the value of the notes may be converted to common shares of the Company at $.25 per share and the
Company will provide warrants to purchase a like number of common shares at a price of $.25 per share. $1,750 of this amount was not received until January, 1995.

   On January 23, 1995, and March 7, 1995, the Company issued additional promissory notes to certain directors of the Company (Kimelman, Kempner, Abeles, Cenerazzo, and
Knafel) for an aggregate consideration of $125,000. The notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the
Company at $.1875 per share for the note issued January 23, 1995 and at $.125 per share for the note issued March 7, 1995 and to receive warrants for an equivalent number of common shares at $.1875 per share for the note issued January 23, 1995 and at $.125 per share for the note issued March 7, 1995.
   On November 16, 1995 and December
22, 1995, the Company issued
additional
promissory notes to certain directors of the Company (Kimelman,
Kempner, Abeles,
Cenerazzo, and Knafel) for an aggregate consideration of $100,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.05 per share and to receive a warrant for an
equivalent number of common shares at $.05 per share.  The
promissory notes are due
on demand with interest charged at the prime rate.    A total of
$55,320 was received
prior to December 31, 1995, the remaining $44,680 was received during January 1996.

   On December 14, 1995 the shareholders of the Company approved cancellation of promissory notes and warrants issued to certain directors of the Company (Kimelman,
Kempner, Abeles, Cenerazzo, Knafel, Low-Beer) between August 25,
1993 and March 7,
1995 and the conversion of these notes to common stock of the Company at $.125 per share and warrants to purchase an equal amount of common stock of the Company at
$.125 per share, which was the fair market value of the common stock as quoted on
April 3, 1995.

   On February 9, 1996, and March 11, 1996, the Company issued additional promissory notes to certain directors of the Company (Kimelman, Kempner, Abeles, Cenerazzo, and
Knafel) for an aggregate consideration of $140,000. The notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the
Company at $.10 per share for the note issued February 9, 1996 and at $.09 per share for the note issued March 11, 1996 and to receive warrants for an equivalent number of common shares at $.10 per share for the note issued February 9, 1996 and at $.09 per share for the note issued March 11, 1996.

                                  PART IV

ITEM 13.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS
ON FORM 8-K

A.1. The following financial statements relating to 1995 and 1994 are filed as a part of this Report:

   Independent Auditors' Report.
   Balance Sheet as of December 31, 1995.
   Statements of Operations for the years ended December 31, 1995 and December 31,
1994.
   Statements of Stockholders' Deficit for the years ended
December 31, 1995 and
December 31, 1994.
   Statements of Cash Flows for the years ended December 31, 1995 and December 31,
1994.
   Notes to Financial Statements.

A.1.a. The following financial statement schedules relating to 1995 and 1994 are filed as a part of this Report:

   Schedule V.      Property, Plant and Equipment.
   Schedule VI.     Accumulated Depreciation and Amortization of
Property, Plant and
Equipment.
   Schedule X.      Supplementary Income Statement Information.

A.2. Exhibits filed herewith or incorporated by reference herein are set forth in the following table prepared in accordance with Item 601 of Regulations S-K.

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

   3.3  By-Laws, constituting Exhibit 3.2 to the Registrant's
Registration Statement No.
33-5441 on Form S-1, are hereby incorporated herein by reference.

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

   10.5. Exchange Agreement made as of July 1, 1988 between the Registrant and
Essex Industrial Chemicals, Inc. with respect to the exchange of 187,500 shares of
Preferred Stock for a Debenture, constituting Exhibit 10.21 to
Registration Statement
No. 33-5441 on Form S-1, is hereby incorporated herein by reference.

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

   10.10 Technology Evaluation Agreement as of March 4, 1994 between the Food
Science Group of Pfizer Inc and IGENE Biotechnology, Inc.
constituting Exhibit 10.10 to
the Registrant's Report on Form 10-KSB for the year ended
December 31, 1993 are
hereby incorporated herein by reference.

   10.11    Letter Agreement executed May 11, 1995 between Archer
Daniels Midland
and  IGENE Biotechnology, Inc., along with November 11, 1995
Amendment,
constituting Exhibit 10.11 to the Registrant's Report on Form
10-KSB for the year ended
December 31, 1995 is incorporated herein.

   10.12    Amendment to 1986 Stock Option Plan of IGENE
Biotechnology, Inc. having
been filed electronically on October 16, 1995 within the Company's Preliminary Proxy
Statement and voted on at the Company's December 14, 1995 Annual
Meeting of
Shareholders is hereby incorporated herein by reference.

   10.13    Agreement of Lease effected December 15, 1995 between
Columbia
Warehouse Limited Partnership and IGENE Biotechnology, Inc.
constituting Exhibit
10.13 to the registrant's report on Form 10-KSB for the year ended December 31, 1995 is incorporated herein.

        (b) No reports on Form 8-K were filed during the Fourth Quarter of 1995.
<AUDIT-REPORT>
                       INDEPENDENT AUDITORS' REPORT







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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IGENE Biotechnology, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying financial statements and financial statement schedules have been prepared assuming that IGENE Biotechnology, Inc. will continue as a going concern. As discussed in note 13 to the financial statements, the Company's recurring losses and limited capitalization raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 13.
The financial statements and financial statement schedules do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.




                         BERENSON & COMPANY LLP

New York, NY
March 14, 1996
</AUDIT-REPORT>

                            IGENE Biotechnology, Inc.
                           Statement of Operations Data

                           Years Ended
December 31,
                     1995                 1994
1993           1992           1991

Sales            $    25,563       $   113,166          $
68,516    $   165,060    $   173,383

Total Revenues   $   274,978   $   363,349          $    69,089
$   170,654        200,215

Cost of Sales    $    16,878      $    36,945          $
32,137    $   118,652        100,810

Research, Development
  and Pilot Plant Expenses $   348,139    $   391,912  $
329,030    $   409,645   460,372

Other Expenses   $   447,335    $   474,752          $   416,489
 $   432,380        526,802

Net Loss         $  (503,156)      $  (540,260)        $
(708,567)   $  (790,023)    (887,769)

Net Loss Per Common Share <F1>   ( .04)  $      (.04)  $
(.06)   $      (.07)     (.08)

Coverage Deficiency
  of Fixed Charges <F2>   $   647,695     $   684,959  $
853,266 $   934,722 $1,042,528

                            IGENE Biotechnology, Inc.
                                Balance Sheet Data
                                            As of December 31,

                     1995                 1994
1993           1992          1991

Cash and Cash Equivalents   $     8,326  $    19,529  $    65,897
$    128,118 $    276,663

Working Capital (Deficit)  $  (336,992)   $  (645,815) $
(286,881)  $    (26,918)   83,126

Total Assets      $  104,255      $    77,556          $
258,417   $    315,834        535,939

Long-term Debt   $ 1,500,000   $ 1,500,000         $ 1,500,000
$  1,500,000      1,500,000

Total Liabilities    $ 1,901,127   $ 2,177,572         $
1,938,173   $  1,677,272     1,741,600

Redeemable Preferred Stock  $   484,643  $   463,104  $   438,405
$    413,706   518,788

Stockholders' Deficit        $(2,281,515)
$(2,563,119)$(2,118,161)$(1,775,144)(1,724,449)

Common Shares Outstanding 18,572,805 13,028,571  12,975,237
12,475,853 11,716,102

Preferred Shares Outstanding    225,842       226,092
226,092       226,092    238,967



<F1>  Net loss per common share for the year ended December 31,
1991 is based on
11,052,647 shares. Net loss per common share for each of the years in the four-year period ended December 31, 1995 is based on 12,084,190, 12,769,011, 13,002,050, and
13,694,343 weighted average shares, respectively. For purposes of computing net loss per common share, the amount of net loss has been increased by dividends declared and cumulative undeclared dividends in arrears on preferred stock.

<F2>  Earnings are not adequate to cover fixed charges.  The
"coverage deficiency of
fixed charges" for each year is equal to the net loss for the year plus dividends on preferred stock.

/TABLE

                           IGENE Biotechnology, Inc.
                                 Balance Sheet
                                                December 31
                                                   1995
 ASSETS

Current assets:
 Cash and cash
equivalents.................................................. $
   8,326
 Accounts receivable
 .................................................        11,129
 Due from stockholders (note
6).............................................        44,680

       Total current assets
 ...........................................             64,135

Property and equipment, net (note
3)..........................................      29,520
Security deposits
 ............................................................
    10,600

                                              $     104,255

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
DEFICIT
Current liabilities:
 Accounts payable and accrued expenses (note
4).............................      $     271,127
 Debenture interest payable (note
5)........................................        30,000
 Promissory notes payable (note
6)..........................................       100,000

       Total current
liabilities.......................................
401,127

Long term liabilities:
 Variable rate subordinated debenture (note
5)..............................     1,500,000


              1,901,127

Commitments and contingency (notes 10 and 11)

Carrying amount of redeemable preferred stock -- 8% cumulative, convertible,
 voting, Series A, $.01 par value per share. Stated value $12.64 per share
 Authorized 920,000 shares; issued 38,342 shares (notes 5, 7 and
8)........        484,643
   Redemption amount $484,643.

Stockholders' deficit (notes 7 and 8):
 Preferred stock -- $.01 par value per share.  8% cumulative, convertible.
   voting, Series A.  Authorized and issued 187,500 shares
   (aggregate involuntary liquidation value of
$2,370,000)...............            1,875
 Common stock -- $.01 par value per share.  Authorized 35,000,000 shares;
     issued 18,572,805 shares
 ..............................................       185,728
 Additional paid-in
capital.................................................
17,843,142

Deficit..........................................................
 ..........   (20,312,260)


             (2,281,515)




           $    104,255
</TBLE>












See accompanying notes to financial statements.

                           IGENE Biotechnology, Inc.
                            Statements of Operations

                                                            Years
ended December 31,
                                               1995         1994
*

Sales
 .................................................................
 .  $     25,563           $ 113,166
Cost of sales
 ..........................................................
16,878               36,945

     Gross profit from sales of product
 ................................            8,685         76,221

Technology licensing income (note
14)...................................            225,000
250,000
Technology services income (note
14)...............................                  24,415
   ---

     Net revenue
 .......................................................
            258,100         326,221


Selling, general and administrative expenses:

 Marketing and selling
 ................................................
     12,813          4,691
 Research, development and pilot plant
 ................................            348,139
391,912
 General and administrative
 ...........................................
303,998        314,671

     Total selling, general and administrative expenses
 .................  664,950           711,274

 Operating loss
 .......................................................
           (406,850)      (385,053)

Other income (expenses):

 Forgiveness of Debt  (note
6).........................................
33,395            ---
 Investment income
 ....................................................
              527            183
 Other income (expense)
 ...............................................
      296       (14,870)
   Interest expense
 .....................................................
       (130,524)      (140,520)

Net Loss
 .............................................................
                  (503,156)      (540,260)

Deficit at beginning of year
 ............................................
(19,809,104)   (19,268,844)

Deficit at end of year
 ..................................................
($20,312,260)  ($19,809,104)

Net loss per common share (note 9)
 .....................................               ($.04)
($.04)




* Certain items have been reclassified to conform to 1995 presentation.



















See accompanying notes to financial statements.

                            IGENE Biotechnology, Inc.
                       Statements of Stockholders' Deficit

                                                      Redeemable

                          Preferred Stock           Preferred
Stock       Common Stock
                          (Shares/Amount)
(Shares/Amount)   (Shares/Amount)



Balance at December 31, 1993........   38,592/$438,405
187,500/$1,875 12,975,237/$129,752

Issuance of 53,334 shares of common stock as
  payment of interest on variable rate
  subordinate debenture (note 5)...................  ---
- --- 53,334/$533

Cumulative undeclared dividends on redeemable
  preferred stock..................................
24,699           ---                ---

Net loss for 1994 .................................
 ---                  ---                 ---

Balance at December 31, 1994 ...........38,592/$463,104
187,500/$1,875 13,028,571/$130,285


Issuance of 53,334 shares of common stock as
  payment of interest on variable rate
  subordinate debenture (note 5)...................  ---
- --- 53,334/$533

Cumulative undeclared dividends on redeemable
  preferred stock..................................
24,539           ---                ---

Issuance of 1,200,000 shares of common stock
  pursuant to direct purchase of shares by
  certain directors of the Company (note 8)........  ---
- --- 1,200,000/$12,000

Issuance of 4,290,400 shares of common stock
  on conversion of promissory notes ...............  ---
- --- 4,290,400/$42,905

Conversion of redeemable preferred stock
  into common stock ......................................
250/($3,000) ---            500/$5

Net loss for 1995 .................................
 ---                  ---                 ---

Balance at December 31, 1995 ...........38,342/$484,643
187,500/$1,875 18,572,805/$185,728























See accompanying notes to financial statements.

                            IGENE Biotechnology, Inc.
                       Statements of Stockholders' Deficit
                                   (Continued)


                                                      Additional
                  Total Stockholder's
                          Paid-In Capital               Deficit
         Deficit

Balance at December 31, 1993.......................
$17,019,056  $(19,268,844)  $(2,118,161)

Issuance of 53,334 shares of common stock as
  payment of interest on variable rate
  subordinate debenture (note 5)...................
119,467  ---                       120,000
Cumulative undeclared dividends on redeemable
  preferred stock..................................
(24,699)          ---            (24,699)

Net loss for 1994 .................................
 ---             (540,260)           (540,260)

Balance at December 31, 1994 ......................
$17,113,824  $(19,809,104) $(2,563,120)

Issuance of 53,334 shares of common stock as
  payment of interest on variable rate
  subordinate debenture (note 5)...................
119,467  ---                       120,000

Cumulative undeclared dividends on redeemable
  preferred stock..................................
(24,539)          ---            (24,539)

Issuance of 1,200,000 shares of common stock
  pursuant to direct purchase of shares by
  certain directors of the Company (note 8)........     138,000
               ---      150,000

Issuance of 4,290,400 shares of common stock
  on conversion of promissory notes ...............
493,395  ---                       536,300

Conversion of redeemable preferred stock
  into common stock .....................................   2,995
        ---     3,000

Net loss for 1995 .................................
 ---             (503,156)           (503,156)

Balance at December 31, 1995 .....................   $17,843,142
$(20,312,260)        $(2,281,515)


























See accompanying notes to financial statements.

                         IGENE Biotechnology, Inc.
                          Statements of Cash Flows


Years ended December 31,
                                                 1995
1994
Cash flows from operating activities
 Net
loss.............................................................
 .    ($503,156)($540,260)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and
amortization.....................................        8,048
22,429
     Loss on sale of assets
 ...........................................          ---
14,870
     Interest on debenture paid in shares of
         common
stock..................................................
120,000   120,000
     Changes in assets and liabilities:
         Increase (decrease) in accounts payable and
            other accrued
expenses.....................................       33,105
99,149
         Decrease (increase) in accounts
receivable....................         (339)   (2,778)
         Decrease (increase) in prepaid expenses and

deposits...................................................
          1,438           (605)

 Net cash used in operating
activities.................................
(340,904)  (287,195)

Cash flows from investing activities:
 Capital
expenditures..................................................
                    (2,369)       (20,973)
 Sale of
equipment.....................................................
               ---         15,000

 Net cash used in investing activities
 ................................                 (2,369)
(5,973)

Cash flows from financing activities:
 Proceeds from issuance of common
stock................................      150,000    76,550
 Issuance of promissory
notes..........................................
182,070        170,250

 Net cash provided by financing
activities.............................            332,070
246,800

Net decrease in cash and cash equivalents
 ...............................    (11,203)  (46,368)

Cash and cash equivalents at beginning of
year...........................         19,529         65,897

Cash and cash equivalents at end of
year.................................      $      8,326    $
19,529


Supplementary disclosure - cash paid for
interest........................   $        ---    $       236


Noncash investing and financing activities:

    During 1994 the Company sold equipment for $30,000, which was remitted by the buyer directly to another company in payment of outstanding amounts due for services performed for the Company. (See also note 3)

 During 1995 and 1994, the Company issued 53,334 shares of common stock in each year in payment of interest on the variable rate subordinated debenture. If paid in cash, the interest would have been payable at 8% during 1995 and 1994, or $120,000 per year.
Shares may be issued in lieu of cash under the debenture agreement at the higher of
$2.25 per share or market price per share. The stock was issued and related interest expense for 1995 and 1994 were recorded at $2.25 per share, or $120,000 in each year.
(See also note 5)

 During 1995 and 1994 the Company recorded dividends in arrears on 8% redeemable preferred stock at $.64 per share aggregating $24,539 and $24,699, respectively in each year which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock. (See also note 7)

 During 1995 the Company issued 4,290,400 shares upon the conversion of $536,300 of promissory notes held by certain directors of the Company. (See also note 8)

 During 1995 the Company issued promissory notes to certain directors of the Company for an aggregate consideration of $100,000. At December 31, 1995
$55,320 had been
received by the Company. $44,680 remained due from certain directors of the Company on December 31, 1995.
/TABLE

                         IGENE Biotechnology, Inc.

                       Notes to Financial Statements


(1)   History of the Company

      The Company was incorporated under the laws of the State of Maryland on October
27, 1981 as "Industrial Genetics, Inc." The Company changed its name to "IGI
Biotechnology, Inc." on August 17, 1983 and to "IGENE
Biotechnology, Inc." on April
14, 1986. The Company is located in Columbia, Maryland and is engaged in the business of industrial microbiology and related biotechnologies.

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

      Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Fair value of financial instruments

      The carrying amount of cash and cash equivalents approximate fair value because of the short maturity of those instruments. The carrying amount of long-term debt approximates fair value because of similar current rates at which the Company could borrow funds with consistent remaining maturities.

      Sales Returns

      The Company records sales returns in the period in which the product is returned, rather than estimating future returns of current sales, since they are expected to be immaterial in amount.

      Interest on Variable Rate Subordinated Debenture

      The Company records interest on its variable rate subordinated debenture (see also note 6) at a level rate of 8%; rather than at the fair-market value of shares which have
been issued in lieu of cash payments of interest.   This is an
estimated average rate based
on the Company's plan to continue (as it has since October 1, 1989) to pay interest on the debenture by issuing shares of common stock at the higher of $2.25 per share or the current market value of the Company's shares, as allowed under the terms of the debenture. If the market value of the Company's stock remains below $2.25 per share
(during the period from October 1989 through December 1995 its highest price was $1.25) the Company can continue to issue stock in lieu of cash payments at $2.25 per share.

(3)   Property and Equipment

      Property and equipment are stated at cost and are summarized as follows:

      Laboratory equipment and fixtures.........      $   85,092
      Pilot plant equipment and fixtures........          56,862
      Machinery and equipment...................         101,682
      Office furniture and fixtures.............          42,682
                                                         286,500
      Less accumulated depreciation ............         256,980
                                                      $   29,520

               IGENE Biotechnology, Inc.

                       Notes to Financial Statements
                                (continued)


      During 1994 certain machinery and equipment was sold for $30,000 whereby payment was remitted directly to a company who performed services for IGENE.

(4)   Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following:

      Accounts payable .........................      $  257,231
      Audit fees and insurance expense .........          13,476
      Accrued interest, promissory notes .......             420
                                                      $  271,127


(5)   Variable Rate Subordinated Debenture

      In July 1988, the Company and a principal holder of the Company's redeemable preferred stock agreed to exchange 187,500 shares of the Company's 8% cumulative convertible preferred stock, Series A for a $1,500,000 variable rate convertible subordinated debenture due 2002, Class A.

      The debenture bears interest at a rate of 8% per annum through September 30,
1996 and thereafter at a rate of 12% per annum. Interest was payable in cash through
October 1, 1989. Thereafter, the debenture agreement provides that at the option and at the discretion of the Company, interest may be paid in shares of the Company's common stock at the greater of $2.25 per share or the average market value per share.
During 1995 and 1994, the Company issued 106,668 of its common stock as payment of interest on the debenture. The debenture is convertible into common stock of the
Company at any time at the option of the holder at an initial rate of $4 per share of common stock. The debenture is redeemable at the option of the Company at any interest payment date at par value plus accrued interest. Upon maturity of the debenture, the Company, at its option, may repay the remaining principal in shares of
8% cumulative convertible preferred stock, Series B at a rate of $8 per preferred share.

(6)   Promissory Notes Payable

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

      On January 23, 1995, and March 7, 1995, the Company issued additional promissory notes to certain directors of the Company for an aggregate consideration of $125,000.
The notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.1875 per share for the note issued
January 23, 1995 and at $.125 per share for the note issued March 7, 1995 and to receive warrants for an equivalent number of common shares at $.1875 per share for the note issued January 23, 1995 and at $.125 per share for the note issued March 7, 1995.
                         IGENE Biotechnology, Inc.

                       Notes to Financial Statements
                                (continued)


      On November 16, 1995, and December 22, 1995, the Company issued additional promissory notes to certain directors of the Company for an aggregate consideration of
$100,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.05 per share and to receive a warrant for an equivalent number of common shares at $.05 per share. The promissory notes are due on demand with interest charged at the prime rate. As of
December 31, 1995 $55,320 was received by the Company. The remaining $44,680 was received in January, 1996.

      On December 14, 1995 the shareholders of the Company approved cancellation of
Promissory Notes and Warrants issued to certain Directors of the
Company between
August 25, 1993 and March 7, 1995 and the conversion of these notes to common stock of the Company at $.125 per share and warrants to purchase an equal amount of
common stock of the Company at $.125 per share, which was the fair market value of the
common stock as quoted on April 3, 1995.   Interest accrued of
$33,395 was forgiven by
the shareholders.

(7)   Redeemable Preferred Stock

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

      Shares of redeemable preferred stock are redeemable for cash in whole or in part at the option of the Company at any time at the stated value plus accrued and unpaid dividends to the redemption date. Dividends are cumulative and payable quarterly on
January 1, April 1, July 1 and October 1, since January 1, 1988. See note 5 relating to exchange of redeemable preferred stock and note 8 relating to conversion of redeemable preferred stock and waiver of redemption privileges. Mandatory redemption is required by October 2002. As of December 31, 1995, cumulative dividends in arrears totaled
$177,907 ($4.64 per share) and were included in carrying value of redeemable preferred stock.

(8)   Stockholders' Equity

      Common Stock

      In January 1987, the Board of Directors approved the 1986
Stock Option Plan
("Plan"). In August 1990, the shareholders approved an increase in the number of shares
issuable pursuant to options granted under the Plan.   Under the
Plan options to acquire
up to 978,850 shares of the Company's common stock may be issued to certain
directors, officers and employees. Options granted under the Plan are exercisable in installments of twenty percent each year beginning on the first anniversary of the date when such options are granted and expire not later than ten years from the date of grant.
On January 22, 1987, the Board of Directors approved the
granting, under the
Plan, of options to purchase 72,750 shares of the Company's common stock at $5.40 per share to 23 full-time employees of the Company.  The option price represented a
discount from the market price at the date of grant. The total amount of such discount was accounted for as compensation expense and recognized over the period in which
employees were providing the related services.  In May 1989 the
Compensation
Committee of the Board of Directors approved the reduction of the exercise price from
$5.40 to $1.00 per share of the  aforementioned  options.   In
addition, the
Compensation Committee approved the granting of options to purchase an additional
146,350 shares at an exercise price of $1.00 per share pursuant to the Plan. In May
1990, the Compensation Committee of the Board of Directors approved the granting of options to purchase an additional 560,250 shares at an exercise price of $.10 per share pursuant to the Plan. In January 1991, options to purchase 250,000 shares of common stock of the Company at $.25 per share were granted to two officers and one key employee of the Company. In January 1992, options to purchase 350,000 shares of common stock of the Company at $.625 per share were granted to one officer and one key employee of the Company. In April 1993, options to purchase 50,000 shares of common stock of the Company at $1.00 per share were granted to one key employee of the Company. The options granted in May 1989, May 1990, January 1991, January 1992, and April 1993 were at an exercise price in excess or equal to the current market price and, accordingly, no additional compensation expense was recognized. Prior to 1993, no options were exercised under the Plan. In 1993 options to purchase 87,000 shares of common stock at $.10 per share and 20,000 shares of common stock

                         IGENE Biotechnology, Inc.

                       Notes to Financial Statements
                                (continued)


at $.25 per share were exercised pursuant to the Plan. On March 17, 1994 the Board of
Directors approved an increase from 978,850 to 1,200,000 in the number of shares issuable pursuant to options granted under the plan which was approved by stockholders at the Company's 1994 Annual Meeting. On December 16, 1995 an increase from
1,200,000 to 2,000,000 in the number of shares issuable pursuant to options granted under the plan which was approved by stockholders at the Company's 1995 Annual
Meeting.

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

      On August 15, 1995, the Company sold 1,200,000 shares of common stock to certain directors of the Company at $.125 per share and received net proceeds of $150,000.

      On December 14, 1995, the Company issued 4,290,400 shares of common stock in lieu of retired Promissory Notes and Warrants issued to certain directors of the
Company from August 25, 1993 through March 7, 1995. Issued along with the common stock were warrants to purchase an equal amount of common stock of the Company at
$.125 per share, which was the fair market value of the common stock as quoted on
April 3, 1995 by the National Quotation Bureau, which warrants shall expire on April 3,
1998.

      The following table summarizes options and warrants issued, outstanding and exercisable:

                                            December 31,
                                    1995                   1994
                                 Issued                5,642,550
           2,792,817
                                 Outstanding           5,537,550
           2,685,817
                                 Exercisable           5,237,550
           2,291,517
/TABLE

                         IGENE Biotechnology, Inc.

                       Notes to Financial Statements
                                (continued)


      Preferred Stock

      In May 1988, the Company and a holder of its redeemable preferred stock entered into an agreement under which the mandatory redemption rights referred to in note 5
were waived as to 187,500 shares of the preferred stock.   These
shares are subject to
redemption at the option of the Company under provisions governing the preferred stock which permit the Company to redeem such stock at any time. Under these arrangements, the amounts attributable to shares of the preferred stock as to which mandatory redemption rights were waived are recorded and combined in total with the stockholders' equity accounts.

     On January 19, 1995 a holder of preferred stock converted
250 shares of preferred
stock into 500 shares of common stock of the Company.

      At December 31, 1995, cumulative dividends in arrears totaled $870,000 ($4.64 per share) and was included in the aggregate involuntary liquidation value of the preferred stock.

      At December 31, 1995, 187,500 shares of authorized but unissued preferred stock were reserved for issuance upon maturity of the variable rate subordinated debenture.

(9)   Net Loss Per Common Share

      Net loss per common share for 1995 and 1994 is based on 13,694,343 and 13,002,050 weighted average shares, respectively. For purposes of computing net loss per common share, the amount of net loss has been increased by dividends declared and cumulative undeclared dividends in arrears on preferred stock.

(10)  Commitments

      The Company is obligated for office and laboratory facilities and other rentals under separate operating lease agreements which expire in 2001. The basic annual rentals are expected to be between $57-59,000 under such lease. Annual rent expense relating to leases approximated $83,000 in 1995, and $78,000 in 1994.

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

(11)  Contingency

      On September 24, 1982, the Company and McKesson Corporation formed a joint venture for the purpose of developing, manufacturing and selling certain whey-based products. On June 26, 1984, McKesson Corporation assigned to the Company all of its rights, titles and interests in the joint venture in consideration of a cash payment for the joint venture's inventory and a commitment to pay an additional amount of approximately $500,000, payable without interest in five equal annual installments, commencing after the first fiscal year in which the Company attains pre-tax profits, as defined, or at least $1 million. Because the payment is dependent upon the Company's attaining profitable operations in the future, no liability therefore has been reflected in the accompanying balance sheet .

      In May 1995, the Company signed a non-exclusive licensing agreement with Archer
Daniels Midland Company ("ADM") for the manufacture and sale of AstaXin . On
February 29, 1996 ADM informed the Company that it had decided not to utilize the
Technology and requested that IGENE return approximately $250,000 in payments under the License Agreement. IGENE maintains that ADM is not entitled to the payments and that additional monies are owed to IGENE. It is management's contention that it is not probable that this dispute will not result in a probable loss to the Company.
Accordingly, no liability has
been reflected in the accompanying balance sheet.

                         IGENE Biotechnology, Inc.

                       Notes to Financial Statements
                                (continued)


(12)  Income Taxes

      At December 31, 1995 and 1994, the Company has federal and state net operating loss carry-forwards of approximately $19,300,000 and $18,800,000, respectively, that expire from 1997 to 2010. The recorded deferred tax asset, representing the expected benefit from the future realization of the net operating losses, net of the valuation allowance, was $-0- for both years.

      The sources of the deferred tax asset is approximately as follows:

                                                          1995

                                 Net operating loss carry-forward
benefit        $  7,900,000
                                 Valuation allowance
(7,900,000)
                                 Deferred tax asset          $
   ---

(13)  Uncertainty

      The Company has incurred net losses in each year of its existence, aggregating approximately $20,300,000 from inception to December 31, 1995 and its liabilities and redeemable preferred stock exceeded its assets by approximately $2,300,000 at that date.
These factors indicate that the Company will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

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

      The Company is actively seeking and is in discussion with a potential manufacturer of its AstaXin technology. The Company believes this technology to be highly marketable and is hopeful that an income-producing technology licensing agreement could be executed during 1996 for this product.

      To increase working capital, the Company plans to issue additional stock to officers and directors and to encourage holders of outstanding warrants to exercise these rights.
The Company will also encourage the holders of convertible promissory notes to convert them into common stock. To meet short-term cash needs the Company issued additional promissory notes to officers and directors. (see also note 15)

(14)  Technology Licensing Income

      On March 4, 1994 the Company and the Food Science Group of
Pfizer Inc., New
York, N.Y., signed a Technology Evaluation Agreement for AstaXin
 .  The Agreement
provided for cash compensation to IGENE of $250,000 over a three month period ending May 18, 1994.

      On May 11, 1995 the Company and Archer-Daniels-Midland Company signed a non-exclusive licensing agreement for AstaXin . The Agreement provided for an initial payment of $200,000 and royalties based on sales. In addition, the Company received
$24,415 in 1995 for technology services pertaining to the Agreement. The Company also received payment of $25,000 in December, 1995 under the terms of the Agreement. (See
Note 15)

(15)  Subsequent Events

      On February 9, 1996, and March 11, 1996, the Company issued promissory notes to certain directors of the Company for an aggregate consideration of $140,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.10 per share for the note issued
February 9, 1996 and at $.09 per share for the note issued March
11, 1996, and to
receive warrants for an equivalent number of common shares at $.10 per share for the note issued February 9, 1996 and at $.09 per share for the note issued March 11, 1996.
The promissory notes are due on demand with interest charged at the prime rate.

      On February 29, 1996 Archer Daniels Midland Company terminated its licensing agreement with the Company. (see note 11)

Schedule V

                         IGENE Biotechnology, Inc.
                       Property, Plant and Equipment

                                       Balance at
Balance
                                       beginning     Additions
     at end
      Classification of period         at cost     Retirementsof
period
Year ended December 31, 1995:
      Laboratory equipment and fixtures$   85,092   $     ---
    $      --- $   85,092
      Pilot plant equipment and fixtures   56,862    ---  ---
56,862
      Machinery and equipment    99,313                2,369
 ---    101,682
      Office furniture and fixtures        42,131         ---
           ---        42,864

                                       $  284,131   $    2,369
    $      --- $  286,500





Schedule VI


 Accumulated Depreciation and Amortization of Property, Plant and
Equipment

                     Balance at        Depreci-          Balance

                     beginning         ation             at end

      Classification of period         Expense
Retirementsof period
Year ended December 31, 1995:
      Laboratory equipment and fixtures$   71,758        $
1,333$      ---     $   73,091
      Pilot plant equipment and fixtures   56,430     425
- ---     56,863
      Machinery and equipment    79,021     5,213    ---
84,234
      Office furniture and fixtures        41,715
1,077                     ---     42,792

                     $  248,932        $    8,048       $
- --- $  256,980




Schedule X


                 Supplementary Income Statement Information



                                  1995              1994
Maintenance and repairs
 .............................................$  35,849 $  34,251
Taxes, other than payroll and income
taxes...........................   15,267    15,438
Advertising
costs....................................................     ---
    4,691
/TABLE

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of
1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Columbia, Howard
County, State of Maryland
on April 12, 1996.


                             IGENE Biotechnology, Inc.


Date: April 12, 1996              By:     /S/  Stephen F. Hiu,
President



Pursuant to the requirements of the Securities Act of 1933, this report is to be signed below by the following persons in the capacities indicated.

Signature                         Title                    Date
  /s/  Joseph C. Abeles                         Director
  April 12, 1996
      (Joseph C. Abeles)


  /s/  John A. Cenerazzo                        Director
  April 12, 1996
      (John A. Cenerazzo)


  /s/  Stephen F. Hiu                           Director,
President,           April 12, 1996
      (Stephen F. Hiu)                 Secretary, and Treasurer

                             Chief Financial Officer,
                             Chief Accounting Officer


  /s/  Thomas L. Kempner                     Vice Chairman of
Board         April 12, 1996
      (Thomas L. Kempner)


  /s/  Michael G. Kimelman                   Chairman of the
Board           April 12, 1996
      (Michael G. Kimelman)            of Directors


  /s/  Sidney R. Knafel                         Director
  April 12, 1996
      (Sidney R. Knafel)


  /s/  Patrick F. Monahan                       Director
  April 12, 1996
      (Patrick F. Monahan)
/TABLE

                               EXHIBIT 10.11

                NON-EXCLUSIVE TECHNOLOGY LICENSE AGREEMENT
                                W/AMENDMENT

                                 AGREEMENT

      This Agreement is made and entered into as of the 11th day of May, 1995, by and between IGENE Biotechnology, Inc. a Maryland corporation having its principal offices at 9110 Red Branch Road, Columbia, Maryland the owner of the
Technology and Patent Rights ("Licensor"), and Archer-Daniels-Midland Company, a Delaware corporation having its principal office at 4666 Faries Parkway,
Decatur, Illinois, U.S.A.  62526 ("LICENSEE").

                            W I T N E S S E T H

      WHEREAS, Licensor owns an organism, Phaffia Rhodozyma and certain fermentation and recovery technology relating to a method for manufacture of astaxanthin (the "Technology"); and

      WHEREAS, Licensee desires to receive and Licensor desires to grant to
Licensee a non exclusive license to utilize the Technology, and all other property rights of any kind or charter as hereinafter provided.

      NOW THEREFORE, in consideration of the mutual covenants and conditions contained herein, the parties agree as follows:

1.0   DEFINITIONS

      1.01 Technology. The term "Technology" shall mean a reasonable number of vials of the best producing organisms of Phaffia Rhodozyma, Phaffiase enzyme and enzyme production technology for disruption of Phaffia Rhodozyma, diagrams, specifications, bills of material, engineering records, engineering notes, instructions, manufacturing instructions, testing instructions, operating instructions, know-how, data, technology, methodology, feeding studies, and other physical and written descriptions and embodiments related to the fermentation and recovery of the Phaffia Rhodozyma and downstream processing technology, in each case which are possessed by Licensor as of the date hereof.

      1.02 Patent Rights. The term "Patent Rights" shall mean all concepts, ideas, inventions, trade secrets, know-how (whether patentable or not) related to the Technology, all patent applications, patents (including without limitation those patents and patent applications listed on Exhibit "A"), and other industrial property rights throughout the Territory (including all substitutions, divisions, continuations, continuations-in-part, renewals, reissues, extensions, and the like), or future use of the Technology, or any related rights, in each case as in existence as of the date hereof.

      1.03 Territory. The term "Territory" shall mean the entire world.

                                    -1-

      1.04 Products. The term "Products" shall mean any and all products, including without limitation, astaxanthin, produced using the Technology.


2.0   LICENSE AND DEMONSTRATION OF THE TECHNOLOGY

      2.01 Grant of License. Licensor hereby grants to Licensee, and Licensee hereby accepts, the perpetual non exclusive right and license in and for the
Territory to practice the Patent Rights; to use the Technology; and to manufacture, distribute and sell the Products. This license shall be rescinded at the election of Licensee under Section 2.03 or automatically if Licensor is unable to make the demonstration required by Section 2.06. In the event that
Licensee forms a joint venture with a third party in connection with the manufacture or sale of the Products, the license granted hereunder shall be extended to such joint venture, provided that such third party shall comply with all the terms of this Agreement and Licensee shall not be relieved of any of its obligations pursuant to this Agreement.

      2.02 Delivery of Technology. Licensor shall package the Technology and deliver the same to Licensee at Licensee's facility, situated in Decatur,
Illinois. In the event that the Technology is lost in the course of development at Licensee's facilities in Decatur, Illinois, Licensor will assist and take all reasonable efforts in the replacement of the Technology at Licensee's expense, including, without limitation, provision of personnel to assist in scale up at
Licensee's laboratories. Licensor will be compensated at the rate of $500/day for each person it provide at Licensee's request pursuant to this Section, in addition to being reimbursed for all reasonable travel expenses of those personnel for travel to Licensee's laboratories.

      2.03 Notice to Terminate. Within six months of the execution of this
Agreement, Licensee may notify Licensor of its intent not to utilize the
Technology for the manufacture of the products. In the event of such notice, all
Technology provided to Licensee shall be immediately destroyed and Licensee and
Licensor shall be relieved of all further obligations contained in this
Agreement. Licensee's notification under this section shall not entitle it to refund of monies already paid.

      2.05    Unauthorized Use of Disclosure.  If pursuant to
Section 2.03 Licensee
notifies Licensor if its intent not to utilize the Technology and at any time
thereafter Licensor has reasons to believe that Licensee is
continuing to the use
Technology or at anytime Licensor has reasons to believe that
Licensee disclosed
the Technology to a third party or provided organisms to a third party, Licensor
may notify Licensee of its suspicions, and Licensee shall either provide
appropriate clarification or explanation or confirm or deny such use or
disclosure to a third party.   If Licensee denies any such use or
disclosure,
Licensor may request a review of this issue by an arbitrator in accordance with
Section 9.01. If the arbitrator concludes that Licensee is using Technology or that Licensee disclosed same to a third party, the arbitrator shall award equitable damages to Licensor. Such damages shall not be less than the royalty specified in Section 3.01(c).

                                    -2-

      2.06    Demonstration.  Licensor shall demonstrate at
Licensee's laboratories
in Decatur, Illinois that the Technology will produce a minimum of  ppm
astaxanthin, related isomers and minor carotenoids (+ 10% DMSO assay variation)
that is at least 65% astaxanthin in not more than   grams per
liter dry solids
of biomass using Licensor's process in up to a 10 liter size fermenter. All monies paid by Licensee pursuant to Section 3.01 shall be immediately returned to Licensee in the event that Licensor is unable to successfully demonstrate the
Technology.

3.0   PAYMENT BY LICENSEE

      3.01 Purchase Price. The purchase price for granting of the license shall be as follows:

      (a) Two Hundred Thousand Dollars ($200,000), to be transferred to
Licensor's accounts upon execution of this Agreement.

      (b) Five Hundred Thousand Dollars ($500,000) payable within 6 months from execution of this Agreement. This $500,000 shall be nonrefundable and shall be credited against future royalties payable under subsection (c) of this section.

      (c) A yearly royalty equal to two percent (2%) of gross sales of the
Products for a period of ten (10) years from the date commercial production of any of the Products commences.

      3.02 Payment of Royalties. On or before the last day of the month immediately following the end of each calendar quarter, Licensee shall deliver to Licensor a written report of the quantities of Product sold by Licensee during the preceding calendar quarter, including information necessary to calculate the royalty obligation. At the time of submission of said report, Licensee shall make a royalty payment pursuant to the calculation in the report.

      3.03 Late Payment. Any payments to be made hereunder that remain due and unpaid after a period of thirty (30) calendar days after the date due shall accrue interest, commencing as of the date payment was first past due, at the lower of the prime interest rate of Citibank, N.A., or the highest rate permissible under applicable law. No interest shall be accrued or due on any past due payments which are subject to a good faith dispute.

      3.04 Record Keeping. Licensee shall keep true and accurate records and books of account containing all data necessary for the determination of royalties payable hereunder. Representatives of Licensor or a mutually acceptable auditor shall have the right, upon at least five (5) business days prior written notice, to inspect and review during normal business hours the records of Licensee relating to the sales of Products. Licensor agrees to cause its representative
                                    -3-

to maintain confidential all information furnished to them in connection with any such inspection of records.

4.0   WARRANTIES

      4.01 Warranties by Licensor. Licensor expressly warrants and represents to Licensee that: (a) Licensor is a corporation duly organized, validly existing, and in good standing under the laws of the state of Maryland, USA (b) this Agreement when duly signed by Licensor will be a binding obligation of
Licensor, enforceable in all respects; (c) Licensor is the owner of the
Technology, to the extent the law allows such an ownership interest, and the
Patent Rights, including all common law, statutory and other rights therein, free and clear of any exclusive rights or claims or licenses of others, and has not entered into any agreements or contracts authorizing others to exclusively use the Patent Rights; (d) The existing patents included in the Patent Rights re valid and enforceable; (e) the manufacture, use, and sale of the Technology will not constitute infringement of another's Patent Rights, or otherwise constitute unfair competition or trade secret infringement; (f) there is no pending or threatened litigation related in any way to the validity, use or enforceability of any of the Patent Rights, and all of the right, title, and interest in and to the Technology, acquired by Licensee under this Agreement is free and clear of all liens, encumbrances, or other claims of creditors of Licensor; (g) Licensor has not and will not enter any agreement or other obligation which in any way limits or would limit the rights of Licensee to utilize the Technology and Patent
Rights; (h) this Agreement and all obligations and undertakings by Licensor hereunder are in compliance with all applicable laws; (i) all test results, complaints, and other data and communications known to Licensor as of the date of this Agreement, evidencing any defect or problem in the Technology or with respect to the design, manufacturability, operations, yields, production efficiencies, reliability, customer acceptance, governmental acceptance, or approvals, or the like, have been disclosed to Licensee in writing; (j) to the best of Licensor's knowledge, no independent testing agency, government, or governmental unit has disapproved or, if approval has been sought, failed to approve the Technology and the device produced thereby.

      4.02 Warranties by Licensee. Licensee represents and warrants to Licensor as follows: (a) Licensee is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware, U.S.A.;
(b) all
necessary and corporate actions have been taken to authorize the execution, delivery, and performance of this Agreement by Licensee; and (c) this Agreement when duly signed by Licensor and Licensee will be a binding obligation of
Licensee enforceable in accordance with its terms.

5.0   TERM

      5.01 Term. This Agreement shall commence on the first above written and continue in full force and effect until expiration of all patent claims which provide material protection for the Technology as being practiced at the time or
                                    -4-

as expected by Licensee to be practiced in the future, and until all obligations hereunder have been performed by both parties, unless earlier terminated as hereinafter provided (the "Term").

      5.02 Termination. In the event of a failure by Licensee to make any payment in a full and prompt manner as elsewhere provided in this Agreement, or in the event of any other material breach of this Agreement by either party hereto, if such failure or other material breach is not corrected within thirty
(30) days after written notice complaining thereof is given to the party who has failed to perform, this Agreement may be terminated forthwith by a written notice to that effect from the complaining party.

6.0   GENERAL LIMITATIONS

      6.01 No Agency, Partnership, or Joint Venture. This Agreement does not render, and nothing herein contained shall be construed to render, Licensee or
Licensor as an agent for the other or liable for any debts, obligations, or liabilities of the other now existing or to be incurred in the performance of this Agreement. Nothing in this Agreement shall be deemed or construed to constitute or create between the parties hereto a partnership or joint venture.

7.0   NOTICES

      7.01 Notices. Except as provided elsewhere in this Agreement, all statements, payments, and documents required or permitted by this Agreement to be provided or given to either party shall be deemed to have been so provided or given upon the mailing thereof postage paid by first class mail, and all notices required hereunder shall be deemed to have been given upon the mailing thereof by postage paid certified mail, return receipt requested, addressed to such party at its following address or at such other addresses and to the attention of such other officers or individuals as it may from time to time designate in writing to the other party:

If to Licensor:    Michael Kimelman
              IGENE Biotechnology, Inc.
              9110 Red Branch Road
              Columbia, Maryland  21045-2020

If to Licensee:    Archer-Daniels-Midland Company
              P.O. Box 1470
              Decatur, Illinois  62525
              Attn:  President, Bioproducts Division

with a copy to:    Archer-Daniels-Midland Company
              P. O. Box 1470
              Decatur, Illinois  62525
              Attn:  General Counsel

                                    -5-

8.0   ENTIRE AGREEMENT

      8.01    Entire Agreement.   This Agreement shall represent
the entire agreement
by and between Licensee and Licensor and all previous agreements between Licensee and Licensor are hereby terminated and superseded. This
Agreement shall not be
modified except by an Agreement in writing signed by both parties hereto.

9.0   MISCELLANEOUS

      9.01 Arbitration. In the event that a disagreement between the parties arises with respect to the provisions of this Agreement, the matter shall be finally settled by arbitration pursuant to the Commercial Rules of the American
Arbitration Association. The arbitration shall take place in Chicago, Illinois.

      9.02 Secrecy. Licensee agrees for itself and its officers, directors, employees, representatives and consultant, with respect to the Technology, (a) to keep the same secret and confidential and not disclose the same to any third party, other than as expressly authorized in writing by Licensor and to take whatever reasonable steps are necessary to insure said confidentiality and secrecy and; (b) to use the same only as licensed or authorized herein, provided, however, that the obligations specified above shall not apply to any item of
Technology which (i) is published or otherwise available to the public at the time of receipt thereof by Licensee, (ii) becomes published or otherwise available to the public after receipt thereof by Licensee, through no act or failure to act on the part of Licensee or (iii) can be clearly demonstrated by
Licensee to have been known to it at the time of receipt thereof from Licensor and not obtained or derived from Licensor. The obligations of Licensee with respect to the nondisclosure and use of Technology shall expire on the date five
(5) years immediately after the end of the Term of this Agreement.

      9.03 Indemnification by Licensor. If any action is taken against Licensee for infringement of a patent protected as of the date of this Agreement, arising by reason of the use of the Technology, Licensor shall indemnify and hold harmless Licensee for any liabilities, losses, costs, fees, including attorney's fees, and other damages (collectively, the "Losses") incurred by Licensee as a result of such an action. Upon receipt of any allegation of infringement or notification of an action for infringement, either party shall notify the other in writing of such allegation or notification. Licensor and Licensee shall cooperate in the defense and any settlement negotiations with respect to claims of infringement, but Licensee shall have the ultimate authority with respect to decisions concerning the defense and settlement of any such litigation. If it is finally determined that infringement has occurred, or if, in the opinion of
Licensor, it is likely that infringement has occurred, Licensor is entitled and
                                    -6-

obliged to take one or more of the following steps, at Licensor's cost:

      (a) attempt to reach an agreement which gives Licensee the rights in the
              Technology; or

      (b) attempt to modify the Technology so that infringement no longer exists; or

      (b) grant to Licensee a reasonable sum for the reduction in value of the
              Technology which has occurred as a result of the infringement.

Licensor is not liable to Licensee for claims due to infringement based on the use of the Technology in combination with equipment not supplied by Licensor, or based on the use of the Technology in a manner for which it was not intended or in any other way which was not agreed. Notwithstanding anything herein to the contrary, Licensor's indemnity obligation shall be limited in accordance with the following table:

                                  LICENSOR'S INDEMNITY OBLIGATION
         LOSSES                   AS A PERCENTAGE OF LOSSES
      $ 0       -     250,000                    100 %
      In excess of $250,000                      50 %

In no event shall Licensor's indemnity obligation exceed the total amount paid by Licensee under this Agreement, inclusive of royalties.

      9.04 Indemnification by Licensee. Licensee hereby agrees to defend, indemnify and hold harmless Licensor from and against any and all claims, causes of action, losses, damages costs (including, without limitation, the cost of investigation and attorney's fees and costs), judgements or liabilities incurred with respect to (i) any breach or failure by Licensee to comply with the representations, warranties, agreements, and covenants made by Licensee herein,
(ii) any claim, demand or cause of action which is made or brought against
Licensor by any third party with respect to Products manufactured by Licensee based upon or arising out of the negligent manufacture, handling or storage by
Licensee of Products, (iii) any claim, demand or cause of action which is made or brought against Licensor by any third party based upon or arising out of
Licensee's representations about the Products, their uses and capabilities, or
(iv) the cots and expenses incurred by Licensor in connection with total or partial product recalls caused by the actions or inactions of Licensee.

      9.05 Filing of Patent Applications. Licensor, at its option, may file patent applications covering Technology in any country. The license granted under Section 2.01 shall include a non-exclusive license to practice under any patent that may issue to Licensor on any said application. If Licensor does not
                                    -7-

elect to file said patent applications, then Licensee may file such patent applications at its own expense, provided that such applications name as inventor the individuals that Licensor believes have invented the Technology and that such patent applications shall be assigned to Licensor.

      9.06 Severability. If any provision of this Agreement is held invalid or unenforceable for any reason, such provision is fully separable, and shall thereupon be separated from, the remaining provisions of this Agreement, and the remaining provisions are nevertheless validated and enforceable as if such of the provisions held invalid or unenforceable were not a part of this Agreement.

      9.07 Headings. Headings and captions of this Agreement are included for purposes of convenient reference only and shall not be construed as limiting, expanding, or modifying in any way the text of any paragraph or section.

      9.08 Waiver. The failure of either party at any time to require performance by the other party of any provision of this Agreement shall not affect in any way or derogate the full right to require such performance at any time thereafter; nor shall the waiver by either party of a breach of any provision thereof be held to be a waiver of the provision itself.

      9.09 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Illinois.

      9.10 Counterparts. This Agreement may be executed in counterparts at the option of either party.

      IN WITNESS WHEREOF, the parties have duly executed this Agreement on the date first written above.

                             ARCHER-DANIELS-MIDLAND COMPANY


                             By:    /s/  J. E. W.

                             Its: Corporate Vice President


                             IGENE BIOTECHNOLOGY, INC.


                             By:    /s/ Michael G. Kimelman

                             Its: Chairman of the Board

November 22, 1995

Mr. Michael G. Kimelman
Chairman
IGENE Biotechnology, Inc.
9110 Red Branch Road
Columbia, Maryland  21045

Dear Mike:

This letter reflects the agreement of IGENE Biotechnology, Inc.
("IGENE") and
Archer-Daniels-Midland Company ("ADM") to amend their May 11,
1995 Agreement
concerning the Astaxanthin Technology License (the "Agreement").

IGENE and ADM agree to extend the 6-month $500,000 payment deadline discussed in
Section 3.01(b) and the termination deadline discussed in Section
2.03 to May 11,
1996. On or before that date ADM will take one of the following actions:

      (1)     Make the $500,000 payment discussed in Section
3.01(b) of the
              Agreement, less credited monthly payments discussed below; such payment to be non-refundable and credited against future royalties;
              or

      (2)     Terminate the Agreement.

ADM will pay 50% of the reasonable travel and living expenses for IGENE personnel or agents to travel to and stay in Decatur, Illinois in connection with travel approved by and for the benefit of ADM.

If on or before December 1, 1995, ADM does not exercise its election to pay pursuant to Section 3.01(b) of the Agreement or to terminate the Agreement, ADM shall pay IGENE $25,000. If on or before January 1, 1996, ADM does not exercise its election to pay pursuant to Section 3.01(b) of the Agreement or to terminate the Agreement, ADM shall pay IGENE $25,000. If on or before February 1, 1996,
ADM does not exercise its election to pay pursuant to Section
3.01(b) of the

                                    -1-

Agreement or to terminate the Agreement, ADM shall pay IGENE
$75,000.  These
payments shall be incorporated into Section 3.01 of the Agreement. One Hundred
Percent (100%) of the December 1, 1995 and January 1, 1996 payments and 50% of the February 1, 1996 payment shall be credited against the $500,000 payment due under Section 3.01(b) of the Agreement.

All other clauses of the May 11, 1995, contract shall remain the same.

Notwithstanding any other language in this letter, nothing herein shall be construed as an admission or agreement by either IGENE or ADM that the technology has or has not been successfully demonstrated as of this date. IGENE expressly reserves all arguments that such demonstration has occurred and does not waive any such argument or position.

If this letter reflects your understanding of our agreement, please sign this letter in the space provided below. I will then have our Law
Department draft
a formal Amendment of the Agreement and will forward it to you as soon as possible.

Sincerely,


/s/ Brian F. Peterson
President
ADM BioProducts Division

BP/vb


ACCEPTED


  s/s  Michael Kimelman

(Please return one signed copy to Paul J. Caswell, P.O. Box 1470,
Decatur,
Illinois  62525)

                               EXHIBIT 10.13

                     AGREEMENT OF LEASE BY AND BETWEEN
                COLUMBIA WAREHOUSE LIMITED PARTNERSHIP AND
                         IGENE BIOTECHNOLOGY, INC.

                            AGREEMENT OF LEASE
     BY AND BETWEEN COLUMBIA WAREHOUSE LIMITED PARTNERSHIP
(Landlord)
                                    AND
                    IGENE BIOTECHNOLOGY, INC. (Tenant)


1.   Leased Premises
 ....................................  1
2.   Term         ...............................................
                    1
3.   Security Deposit....................................
                    1
4.   Use
 ................................................
  1
5.   Basic Annual Rent...................................
                    2

     5.1. Definitions..................................  2
     5.2. Rent Adjustment..............................  3
     5.3. Intentionally Deleted .......................  4
     5.4. Summary of Payments..........................  4
     5.5. Utilities....................................  4

     5.6. Payments
 ..................................... 5

6.   Requirements of Law.................................
                    5
7.   Tenant's Improvements.............................. 5
8.   Condition of Premises.............................. 5
9.   Conduct on Premises...............................  6
10.  Insurance    ..........................................
                    6
11.  Mechanics' and Materialmen's Liens and Other Liens..
                    7
12.  Tenant's Failure to Perform........................ 7
13.  Loss, Damage, Injury............................... 7
14.  Destruction--Fire or Other Casualty................ 7
15.  Eminent Domain
 ......................................     8
16.  Environmental Assurances........................... 8
17.  Assignment/Subletting.............................. 9
18.  Defaults     ...........................................
                    10
19.  Acceptance of Leased Premises...................... 12
20.  Access to Premises and Change in Services...........
                    12
21.  Estoppel Certificates.............................. 12
22.  Subordination
 ......................................     13
23.  Attornment   .........................................
                    13
24.  Notices      ............................................
                    13
25.  Landlord's Liability................................
                    13
26.  Severability .......................................
                    13
27.  Captions     ...........................................
                    14
28.  Recordation  ........................................
                    14
29.  Successors and Assigns............................. 14
30.  Holding Over .......................................
                    14
31.  Commissions  ........................................
                    14
32.  Waiver of Jury Trial............................... 14
33.  Miscellaneous
 ......................................     15
34.  Authority    ..........................................
                    16

EXHIBIT A  -  Site Plan and Leased Premises
Rider No. 1 - Right of First Refusal
Rider No. 2 - Renewal
                              LEASE AGREEMENT

     THIS AGREEMENT OF LEASE is made this 15th day of December,
1995, by and
between COLUMBIA WAREHOUSE LIMITED PARTNERSHIP, a limited partnership formed under the laws of the State of Maryland (hereinafter referred to as "Landlord"), and IGENE BIOTECHNOLOGY, INC. (hereinafter referred to as "Tenant").

     WITNESSETH, that the parties hereby covenant, promise and agree as follows:

     1. Leased Premises. Landlord is the developer of a building
(hereinafter referred to as the "Building"), located at 9110 Red
Branch Road, Bay
O, Columbia, Maryland 21045. Landlord does hereby lease unto Tenant and Tenant does hereby rent from Landlord, that portion of the Building containing eight thousand four hundred eighty (8,480) square feet, known as Bays G, H, I and J
(hereinafter referred to as the "Leased Premises") as more particularly described on "Exhibit A" attached hereto, incorporated by reference herein and initialed by the parties. Tenant hereby accepts the Leased Premises in "AS-IS" condition having occupied the same since 1981 pursuant to prior leases, most recently being the lease agreement dated October 28, 1991 (the "Existing Lease").
Notwithstanding the foregoing, on or before the Commencement Date
(defined below)
Landlord shall, at its expense, provide for separate metering of the gas and electric service to the entirety of the Leased Premises, such metering only being currently separated as to Bays G and H. Such separation shall provide Tenant with a dedicated HVAC mechanical system which shall provide service to the Leased
Premises, and to no other premises.  See Rider No. 1 - Right of
First Refusal.

     2.   Term.  This Lease shall be for a term of five (5) years
(the "Lease
Term") commencing on February 1, 1996 (the "Commencement Date") and terminating at 11:59 p.m. on the last day of the fifth full lease year, unless otherwise terminated or extended in accordance with the provisions hereof. Each respective period of twelve (12) successive calendar months during the Lease Term or any renewals thereof commencing with the first full calendar month during the Lease
Term shall be hereinafter referred to as the "lease year" or "Lease Year." See
Rider No. 2 - Renewal.

     3. Security Deposit. Tenant, contemporaneously with the execution of the existing Lease, deposited with Landlord the sum of Ten Thousand Six Hundred
Dollars ($10,600.00), as a security deposit (the "Deposit"), which, to the extend the same has not been applied or exhausted pursuant to the further terms hereof or of the Existing Lease, shall be returned by Landlord to Tenant following the expiration of the Lease Term. Landlord shall have the right to apply the Deposit to cure any breach by Tenant of any of Tenant's obligations or duties pursuant to this Lease, and upon any such application by Landlord, Tenant shall immediately restore the Deposit to the dollar amount set forth in this Section.
Landlord shall be entitled to the full use of the Deposit, shall not be required to escrow or otherwise segregate the Deposit, and no interest shall accrue thereon or be paid or payable by Landlord with respect to the Deposit.
Notwithstanding the aforesaid, Landlord shall return to Tenant the sum of Five
Thousand Seven Hundred Twenty-four Dollars ($5,724.00) of the Deposit nine (9) months after the Commencement Date, provided, however, that Tenant has timely made, and is not in default in, the payment of any sums due hereunder or any other material obligation imposed upon Tenant by this Lease.

     4. Use. Landlord and Tenant expressly agree that the Leased Premises shall be used or occupied by Tenant as an office, warehouse, and laboratory production facility and for no other purpose whatsoever.

     The purposes) for which the Leased Premises may be used or occupied is further limited by certain restrictive covenants, a "Restrictions"). Tenant is cognizant of the terms and provisions of the Restrictions and agrees to be bound by them.

     5. Basic Annual Rent. Tenant shall pay to Landlord during the Lease
Term "Basic Annual Rent" in the amounts and for the periods set forth below:

February 1, 1996 - January 31, 1998          $57,240.00
$4,770.00
February 1, 1998 - January 31, 2001          $59,360.00
$4,946.67

without any deductions, setoffs, recoupments or any other charges whatsoever and without demand, in advance on the first (1st) day of each and every calendar month for which payment is due (.e.g., April's rent is due on or before April 1).

          5.1 Definitions. For purposes of this Lease, the following meanings or definitions shall apply:

     (a) "Rentable Area of the Building" shall, for all purposes of this
Lease, be deemed to be thirty-eight thousand eight hundred
(38,800) square feet.

     (b) "Rentable Area of the Leased Premise" shall, for all purposes of this Lease, be deemed to be eight thousand four hundred eighty (8,480) square feet. Therefore, Tenant's pro-rata portion of those expenses payable in accordance with Sections 5.2 through 5.4 shall be twenty-one and eighty-six hundredths percent (21.86%) (8,480/38,000) ("Tenant's Portion").

     (c) "Common Area Expenses" shall mean all expenses paid or incurred by
Landlord in connection with landlord's management of the Real Property and the management, maintenance, operation and repair of the common areas of the Real
Property, including, but not limited to, (i) keeping the driveways, parking areas, sidewalks and steps free and clear of ice, snow and debris; (ii) maintaining all grass and landscaping on the Real Property; (iii) maintaining the common ares of the buildings of the Real Property (including the Building), including the utility rooms and security systems, if any, and repair of normal wear and tear of the roof and caulking; (iv) trash removal from dumpsters on the
Real Property, if any; and (v) monitoring, repairing and payment of all common utilities, including water, sewerage, unmetered or metered sprinkler and exterior electrical utilities on the Real Property. "Common Area Expenses" doe snot include the costs of work Landlord performs for, and/or at the expense of, any particular tenant (including Tenant), which costs will be billed directly to
Tenant or such other tenant, as the case may be. Notwithstanding the foregoing,
Landlord will be allowed reasonably to allocate the costs of trash removal based on actual use of such service.

     (d) "Taxes" shall mean any present or future federal, state, municipal, local and/or any other taxes, assessments, levies, benefit charges, and/or other governmental and/or private impositions (including business park charges and dues), levied, assessed and/or agreed to be imposed upon the Real Property of which the Leased Premises are a part or any part or parts of said Real Property, or upon the rent due and payable hereunder, whether or not now customary or within the contemplation of the parties hereto and regardless of whether the same shall be extraordinary or ordinary, general or special, foreseen or unforeseen, or similar or dissimilar to any of the foregoing but shall not include any inheritance, estate, succession, income, profits or franchise tax, provided, however, if at any time during the lease Term or any extension thereof the method of taxation prevailing at the commencement of the term shall be altered or eliminated so as to cause the whole or any part of the items listed in the first part of this subsection (d) to be replaced by a levy, assessment or imposition, wholly or partly as a capital levy, or otherwise, on the rents or income
(provided the tax on such income is not a tax levied on taxable income generally) received from the Building, wholly or partly in place of an imposition on or as a substitute for, or an increase of, taxes in the nature of real estate taxes issued against the Real Property, then the charge to Landlord resulting from such altered or replacement method of taxation shall be deemed to be within the definition of "Taxes". All reasonable expenses incurred by Landlord (including attorneys fees and costs) in contesting any increase in Taxes or any increase in the assessment of the Real Property shall be included as an item of Taxes for the purpose of computing additional rent due hereunder.

     (e) "Real Property" shall mean the Building, the lot upon which the
Building is situated and all fixtures, equipment and other improvements in or upon said land and/or Building, and shall include the sidewalks, areaways, parking areas, loading areas, gardens and lawns.

     (f) "Insurance" shall mean all insurance of whatsoever nature kept or caused to be kept by Landlord out of or in connection with its ownership of the
Building and/or on the Real Property the Building, equipment, fixtures and other improvements installed and/or owned by Landlord and used in connection with the
Building and/or the Real Property and/or all alterations, rebuildings, replacements and additions thereto, including, but not limited to, insurance insuring the same against loss or damage by, or abatement of rental income resulting from fire, and other such hazards, casualties and contingencies
(including, but not limited to, war risk insurance, if available), liability and indemnity insurance.

     (g) "Ground Rent" shall mean that rent payable by Landlord to the holder of the fee simple title to the land upon which the Building is situated.

     (h) "Operating Year" shall mean: (i) when used in content with Common
Area Expenses, Insurance, Ground Rent, and HVAC Expense, such applicable fiscal year as Landlord may adopt from time to time during the Lease Term, and (ii) when used in context with Taxes, each respective tax year (i.e., the fiscal year beginning July 1) during the Lease Term, or such other fiscal year as the applicable authorities may select.

          5.2 Rent Adjustment. Tenant agrees to pay to Landlord, as additional rent, with and at the same time as the payments of Basic Annual Rent, the following amounts:

     (a)  Four Hundred Seventy-Three Dollars and Forty-Seven
Cents ($473.47)
per month as one-twelfth of Tenant's estimated Portion of Common
Area Expenses
(calculated on the basis of $.67 per square foot);

     (b)  Four Hundred Ninety-Four Dollars and Sixty-Seven Cents
($494.67)
per month as one-twelfth of Tenant's estimated Portion of Taxes
(calculated on
the basis of $.70 per square foot);

     (c) Thirty-Five Dollars and Thirty-Three Cents ($35.33) per month as one-twelfth of Tenant's estimated Portion of Insurance premiums
(calculated on
the basis of $.05 per square foot); and

     (d) Ninety-Eight Dollars and Ninety-Three Cents ($98.93) per month as one-twelfth of Tenant's estimated Portion of Ground Rent
(calculated on the basis
of $.14 per square foot).

                  At any time during a Lease Year, Landlord may revise its estimate of Tenant's Land Portion of Common Area Expenses, Taxes, Insurance, and
Ground Rent, (collectively, the "Expenses") as set forth above and adjust
Tenant's monthly installments to reflect the revised estimates. Landlord will give Tenant prior written notice of the revised estimates and the amount by which the Tenant's monthly installments will be adjusted, and Tenant will pay the adjusted installments with each payment of the rent, beginning with the first payment of the Basic Annual Rent to come due after Tenant's receipt of such notice. Notwithstanding the foregoing, to the extent any item included within such Expenses is subject to Landlord's reasonable control, Tenant shall not be obligated to pay increases of more than five percent (5%) of the previous year's amount of such controllable item.

                  Landlord will deliver to Tenant, within one hundred twenty (120) days (or such longer time as is reasonable under the circumstances) after the end of each applicable Operating Year for the Expenses, a statement for such Operating Year (the "Statement"), showing Tenant's applicable portion of such Expenses. Tenant will pay Landlord within thirty (30) days of the receipt of the Statement, such amounts as may be necessary to adjust Tenant's estimated payments for such preceding Operating Year so that such payments will equal
Tenant's applicable portion of the actual Expenses for such Operating Year. If the actual amount of Tenant's applicable portion of such Expenses is less than the amounts paid by Tenant as installments of its applicable portion of such
Expenses, then Landlord will credit Tenant's account by the amount of the excess or, if at the end of the Lease Term, refund to Tenant the amount of the excess.

                  Failure of Landlord to provide any Statement within the time prescribed will not relieve Tenant of its obligations under this Section
5.2.

          5.3.    Intentionally deleted

          5.4. Summary of Payments. The following is a list of the various payments and installments of Basic Annual Rent and additional rent under this Lease pursuant to this Section 5 as of the Commencement
Date.  Some of these
amounts will change during the Lease Term.

                             Monthly        Annual s.f.
                             Installments   Amounts
Basic Annual Rent
Months 1 - 24                $ 4,770.00          $ 6.75
Months 25 - 60               $ 4,946.67          $ 7.00
Taxes (estimate)             $   494.67          $ 0.70
Insurance (estimate)              $    35.33           $ 0.05
Common Area Expenses (estimate)   $   473.47           $ 0.67
Ground Rent (estimate)       $    98.93          $ 0.14
TOTAL
     Months 1 - 24                $ 5,872.40           $ 8.31
     Months 25 - 60               $ 6,049.07           $ 8.56

          5.5.    Utilities.

     (a) Notwithstanding that certain utilities are commonly metered on the
Real Property and the costs of such utilities are included within the Common Area
Expenses set forth above, Landlord or Tenant shall have the right, at Tenant's sole cost and expense, which shall not exceed Two Hundred Fifty Dollars
($250.00), to have a water meter installed upon the Leased Premises and thereafter to pay to Landlord all water charges respecting the Leased Premises based upon readings of said water meter.

     (b) Tenant shall pay on a timely basis to the appropriate utility or other supplier, all charges for gas, steam, electricity, light, heat, power, telephone and all other utility and communication services, used, rendered and/or supplied upon or in connection with the Leased Premises.

          5.6. Payments. All payments or installments of any rent hereunder, other than Basic Annual Rent, and all sums whatsoever due under this
Lease (including attorneys' fees) shall be deemed to be additional rent and shall be paid to Landlord at the address designated for notice to Landlord herein, or as otherwise designated by Landlord. If any rent or additional rent is not paid within ten (10) days of when due, such arrearage shall bear a late charge equal to Thirty Dollars ($30.00) for each day such sum is in arrears in consideration of Landlord's additional expense caused by such failure to pay. Such late charges shall be payable simultaneously with the arrearage payment, without demand. Time is of the essence with respect to Tenant's monetary obligations in this Lease. Unless otherwise stated, any such additional rent shall be due within thirty (30) days after the Tenant has received from Landlord a written statement to Tenant showing the amount due, and Tenant's obligation to pay such additional rent shall survive the termination of this Lease.

     6. Requirements of Law. Tenant shall, at the sole cost and expense of Tenant, observe and comply with all laws, requirements, rules, orders, ordinances and regulations applicable to the Leased Premises, and Real Property or the Building.

     7. Tenant's Improvements. Tenant shall not make any alterations, installations, additions and/or improvements to the Leased Premises, including but not limited to, the installation of any fixtures, equipment, appliances or other apparatus (collectively, the "Work"), without Landlord's prior written consent, and then only by contractors or mechanics approved by Landlord, which consent or approval shall not be unreasonably withheld. All such Work shall be done at Tenant's sole cost and expense and at such times and in such manner as
Landlord may from time to time designate. All such Work shall be done under the general supervision of Landlord to assure standard quality improvements on the
Real Property for which Landlord shall be paid a reasonable supervisory fee. All such Work done by either of the parties hereto upon the Leased Premises, except movable furniture and trade fixtures put in at the expense of Tenant, shall be the property of Landlord and shall remain upon and be surrendered with the Leased
Premises at the termination of this Lease without molestation or injury;
provided, however, that Landlord may elect, at the time it approves any such work, to require Tenant to remove all or any part of said Work at the expiration of this Lease, in which event such removal shall be done at Tenant's sole cost and expense. Tenant shall, at its sole cost and expense, repair any damage to the Leased Premises and/or the Building caused by such removal or by the removal of its personalty.

     8.   Condition of Premises.

          (a) Tenant shall at all times during the Lease Term take good care of and keep the Leased Premises and the improvements, fixtures, equipment and appurtenances therein and thereto (including, but not limited to, interior and exterior windows, interior and exterior doors, including locks and hardware, pipes, plumbing, water and sewer connections, and light fixtures) in good order and condition and, at Tenant's sole cost and expense, shall make all necessary repairs thereto, which repairs shall be in quality and class at least equal to the original work. Tenant shall not commit or suffer any waste of the leased
Premises. At the expiration of the Lease Term, or at the sooner termination of this lease s herein provided, Tenant shall deliver up the Leased Premises in the same good order and condition, reasonable wear and tear excepted, as at the beginning of the tenancy, broom clean and (subject to the provisions of the preceding Section hereof) Tenant shall remove all of its property and/or property maintained and/or stored for or on the account of others therefrom prior to such termination. Any items of Tenant's personalty remaining in the Leased Premises after the termination of this Lease shall be deemed abandoned by Tenant and shall become the sole property of Landlord. Notwithstanding the foregoing, any costs incurred by Landlord in storing and/or disposing of such abandoned property shall remain the sole obligation of Tenant, which obligation shall survive the termination of this Lease. Landlord shall maintain exterior walls (excluding windows), downspouts and the roof, so long as such maintenance is not required as a result of any acts of Tenant, or Tenant's agents, employees or visitors.

          (b) Tenant further will secure and maintain a full service contract on the heating, ventilation and air conditioning systems serving the
Leased Premises (the "HVAC System"). Tenant will make all necessary repairs or replacements to the HVAC System which are not covered under the full service contract (a copy of which was previously delivered to Tenant). All costs incurred which are not covered by the full service contract shall be paid for by
Tenant except for the cost of replacing or making any repairs of a capital nature to the compressor or heat exchanger (the "Shared Expenses"), the cost of which shall be shared between Tenant and Landlord s described below. Tenant will pay that percentage of the cost of any Shared Expenses which is equal to the ratio by which the length of the remaining years of Tenant's Lease Term (without taking into consideration any renewal or cancellation options not yet exercised by
Tenant) bears to the useful life of such repair or replacement, as determined in accordance with generally accepted accounting principles; provided, however, in no event may such percentage be greater than 100%. Notwithstanding the foregoing, any maintenance or repair to the HVAC system which is required as a result of any acts or omissions of Tenant, or Tenant's agents, employees or visitors, or as a result of Tenant's use of such HVAC System in excess of the customary use of 12 hours per day, six days per week, will be made by Landlord at Tenant's sole cost and expense.

     9. Conduct on Premises. Tenant shall not do, or permit anything to be done in the Leased Premises, or bring or keep anything therein which will, in any way invalidate or conflict with the fire insurance policies on the Real
Property; obstruct or interfere with the rights of Landlord or other tenants; or interfere with the good order of the Building. Tenant agrees that any increase in fire or other insurance premiums on the Real Property and/or the contents thereof caused by the use or occupancy of Tenant shall, as they occur or accrue, be added to the rent heretofore reserved and be paid as a part thereof; and
Landlord shall have all the rights and remedies for the collection of same as are conferred upon Landlord for the collection of rent provided to be paid pursuant to the terms of this Lease.

     10. Insurance. At all times during the Lease Term, Tenant, at its sole cost and expense, shall provide and keep in full force and effect a policy of public liability insurance, naming Landlord and Manekin Corporation as insureds, as their interests may appear, with respect to the Leased Premises and the business of Tenant in, on, within, from or connected with the Leased Premises, pursuant to which the limits of liability shall be $1,000,000.00 in respect to any one occurrence, and at least $2,000,000.00 with respect to the combined limit of liability. Said insurance policy shall be carried with an insurance company approved by Landlord, and a certificate of insurance shall be delivered to
Landlord at the inception of each policy and renewal thereof.

     11. Mechanics' and Materialmen's Liens and Other Liens. Tenant shall not do or suffer to be done any act, matter or thing whereby the Leased Premises
(or Tenant's interest therein), or any part thereof, may be encumbered by any mechanics or materialmen's lien and/or any other lien or encumbrance. Tenant shall discharge, within ten (10) days after the date of filing, any mechanics' or materialmen's liens filed against the Leased Premises (or Tenant's interest therein), or any part thereof, purporting to be for work or material furnished or to be furnished to Tenant.

     12. Tenant's Failure to Perform. In the event that Tenant shall fail, after fifteen (15) days after receipt of written notice from Landlord, to keep the Leased Premises in the state of condition and repair required by this Lease;
to do any act; make any payment; and/or perform any term or covenant on Tenant's part required under this lease, Landlord may (at its option, but without being required to do so) immediately, or at any time thereafter and without notice, perform the same for the account of Tenant (including, but not limited to, entering upon the Leased Premises at any time, to make repairs). Any costs incurred by Landlord in so performing Tenant's obligations, together with a reasonable rate of interest, which interest rate shall not exceed twelve percent
(12%), on such sums, shall be deemed additional rent and shall be due within ten
(10) days of receipt of a statement therefor from Landlord. All rights given to
Landlord in this Section shall be in addition to any other right or remedy of
Landlord herein contained.

     13.  Loss, Damage, Injury.

          (a) Tenant hereby expressly agrees that Landlord shall not be liable or responsible in any manner for any damage or destruction to the property of Tenant or of any other person or entity and/or for injury or death to the
Person of Tenant or of any other person or entity directly or indirectly due to any cause whatsoever other than the willful misconduct of negligence of Landlord, or Landlord's contractors, servants, employees, agents, licensees and/or invitees.

          (b) Tenant shall indemnify and hold harmless Landlord for all losses, costs and expenses (including reasonable attorneys' fees), settlement payments and, whether or not reduced to final judgment, all liabilities, damages and/or fines paid, incurred or suffered by Landlord: (i) by reason of any breach, violation and/or nonperformance by Tenant and/or Tenant's servants, employees, agents, licensees or invites, of any covenant or provision of this Lease; (ii) by reason of or arising out of the occupancy or use by Tenant of the Leased
Premises, the Building and/or the Real Property, or any part thereof; (iii) by reason of or arising out of any claim, action, suit or proceeding, threatened, instituted and/or made against Landlord arising out of or in connection with
Tenant's use and/or occupancy of the Leased Premises; and/or (iv) from any other cause whatsoever due to the carelessness, negligence, intentional, wanton and/or improper conduct of Tenant and/or Tenant's contractors, servants, employees, agents, licensees and/or invitees. This indemnification by Tenant shall survive the termination or expiration of this Lease.

     14. Destruction -- Fire or Other Casualty. In the event of partial or total damage or destruction insured against by Landlord to the Leased Premises by fire, other casualty, or any other cause whatsoever (except condemnation),
Tenant shall give immediate notice thereof to Landlord and: (a) this Lease shall continue in full force and effect, and (b) Landlord, to the extent that insurance proceeds respecting such damage or destruction are subject to being utilized for and, in fact, may be utilized by Landlord therefor, shall thereupon cause such damage or destruction to property owned by Landlord to be repaired with reasonable speed at the expense of Landlord, due allowance being made for reasonable delay which may arise by reason of adjustment of loss under insurance
Policies on the part of Landlord and/or Tenant, and for reasonable delay on account of "labor troubles" or any other cause beyond Landlord's control, and to the extent that the Leased Premises are rendered untenantable, the rent shall proportionately abate. In the event the damage or destruction shall be so extensive to the Building s to render it uneconomical, in Landlord's opinion, to restore the Leased Premises for the use of Tenant as specified herein or Landlord shall decide not to repair or rebuild the Building, this Lease, at the option of the Landlord, shall be terminated upon written notice to Tenant and the rent shall, in such event, be paid to or adjusted as of the date of such damage, and the terms of this Lease shall expire by lapse of time upon the third day after such notice is mailed. Tenant shall thereupon vacate the Leased Premises and surrender the same to Landlord, but no such termination shall release Tenant from any liability to Landlord arising from such damage or from any of the obligations or duties imposed on Tenant hereunder prior to such termination.

          Notwithstanding the provisions of Section 14, within sixty (60) days after the date of material destruction of the Leased Premises, Landlord shall obtain from Landlord's architect or contractor an estimate of the time which will be required to repair the Leased Premises. Landlord shall promptly communicate said estimate to Tenant. In the event that said estimate of time exceeds one hundred eighty (180) days from the date of such destruction, then
Tenant shall have the right, within ten (10) days after receipt of said estimate, to terminate this Lease without any further liability or obligation on the part of the parties hereto for obligations thereafter accruing, provided that Tenant shall give written notice to Landlord within said ten (10) days and shall not be in breach or default of any covenant or condition by which Tenant is obligated under this Lease.

     15. Eminent Domain. If the entire Leased Premises shall be substantially taken (either temporarily or permanently) for public purposes, or in the event Landlord shall convey or lease the Real Property to any public authority in settlement of a threat of condemnation or taking, the rent shall be adjusted to the date of such taking or leasing or conveyance, and this Lease shall there upon terminate. If only a portion of the Leased Premises shall be so taken, leased or condemned, and as a result of such partial taking, Tenant is reasonably able to use the remainder of the Leased Premises for the purposes intended hereunder, then this Lease shall not terminate but, effective as of the date of such taking, leasing or condemnation, the rent hereunder shall be abated in an amount thereof proportionate to the area of the Leased Premises so taken, leased or condemned. If, following such partial taking Tenant shall not be reasonably able to use the remainder of the Leased Premises for the purposes intended hereunder, then this Lease shall terminate as if the entire Leased
Premises had been taken, leased or condemned. In the event of a taking, leasing or condemnation as described in this Section, whether or not there is a termination hereunder, Tenant shall have no claim against Landlord, other than an adjustment of rent, to the date of taking, leasing or condemnation, and Tenant shall not be entitled to any portion of any amount that may be awarded as damages or paid as a result or in settlement of such proceedings or threat.

     16.  Environmental Assurances.

     (a)  Covenants.  Tenant covenants with Landlord:

          (1)     that it has not and shall not Generate
Hazardous
Substances at, to or from the Leased Premises unless the same is specifically approved in advance by Landlord in writing;

          (2) to comply with all obligations imposed by applicable law, and regulations promulgated thereunder, and all other restrictions and regulations upon the Generation of Hazardous Substances (whether or not at, to or from the Leased Premises);

          (3) to deliver promptly to Landlord true and complete copies of all notices received by Tenant from any governmental authority with respect to the Generation by Tenant of Hazardous Substances (whether or not at, to or from the Leased Premises);

          (4) to complete fully, truthfully and promptly any questionnaires sent by Landlord with respect to Tenant's use of the Leased
Premises and Generation of Hazardous Substances;

          (5) to permit entry onto the Leased Premises by Landlord or
Landlord's representatives at any reasonable time to verify and monitor Tenant's compliance with its representations, warranties and covenants set forth in this
Section;

          (6) to pay to Landlord, as additional rent, the cots incurred by Landlord hereunder, including the costs of such monitoring and verification;
and

          (7) to furnish to Landlord, at the expiration of the Lease
Term, or at the sooner termination of the Lease Term as herein provided, a certification in form and content acceptable to Landlord, from an environmental audit company acceptable to Landlord, to the effect that the Leased Premises re free from Hazardous Substances based upon an inspection conducted by such environmental audit company not more than thirty (30) days prior to the expiration or termination of the Lease Term.

     (b)  Indemnification.  Tenant agrees to indemnify and defend
Landlord
(with legal counsel reasonably acceptable to Landlord) from and against any costs, fees or expenses (including, without limitation, environmental assessment, investigation and environmental remediation expenses, third party claims and environmental impairment expenses and reasonable attorneys' fees and expenses) incurred by landlord in connection with Tenant's Generation of Hazardous
Substances at, to or from the Leased Premises or in connection with Tenant's failure to comply with its representations, warranties and covenants set forth in this Section. This indemnification by Tenant shall survive the termination or expiration of this Lease.

     (c) Definitions. The term "Hazardous Substance" means (i) any
"hazardous waste" as defined by the Resource Conservation and Recovery Act of
1976 (42 U.S.C. para. 6901 et seq.), as amended from time to time, and regulations promulgated thereunder; (ii) any "hazardous substance" as defined by the Comprehensive Environmental Response, Compensation and Liability Act of 1980
(42 U.S.C. para. 9601 et seq.), as amended from time to time, and regulations promulgated thereunder; (iii) any "oil, petroleum products, and their by-products" as defined by the Maryland Environment Cost Ann. para. 4-411(3)(i), as amended from time to time, and regulations promulgated thereunder; (iv) any
"controlled hazardous substance" or "hazardous substance" as defined by the
Maryland Environment Code Ann., Title 7, subtitle 2, as amended from time to time, and regulations promulgated thereunder; (v) any "infectious waste" as defined by the Maryland Environment Code Ann. paragraph 9-227, as amended from time to time, and regulations promulgated thereunder; (vi) any substance the presence of which on the Real Property is prohibited, regulated or restricted by any law or regulation similar to those set forth in this definition; and (vii) any other substance which by law or regulation requires special handling in its
Generation. The term "To Generate" means to use, collect, generate, store, transport, treat or dispose of.

     17. Assignment/Subletting. Tenant is the only party that may use or occupy the Leased Premises. No assignment of this lease or subletting of all or any part of the Leased Premises is permitted without the prior written consent of Landlord, which consent shall not be unreasonably withheld or denied with respect to the type of assignment described in clauses (1), (2) and (6) in the following subparagraph, so long as the proposed assignee is as creditworthy as is Tenant and is as experienced in operating a similar business as is Tenant as of the date hereof.

          The foregoing restriction will include, but not be limited to, the following (all of which will be deemed to be an "Assignment"):
(1) any
assignment of this Lease or a subletting of the Leased Premises;
(2) any
permission to a third party to use all or part of the Leased Premises; (3) any mortgage or other encumbrance of this Lease or of the Leased Premises; (4) the appointment of a receiver or trustee of any of the Tenant's property; (5) any assignment or sale in bankruptcy or insolvency; and (6) the transfer of majority control of Tenant by any means, including operation of law, to parties other than those maintaining majority control on the date on which the last party executes this Lease.

          Even if Landlord consents to an Assignment, Tenant will remain primarily liable under this Lease. Also, Tenant will bear all reasonable legal costs incurred by Landlord in connection with Landlord's review of documents concerning an Assignment, whether or not Landlord consents to it. Landlord's consent to a specific Assignment does not waive Landlord's right to withhold consent to any future or additional Assignment. Tenant will give Landlord notice of its intention to make an Assignment at least forty-five (45) days prior to such Assignment, which notice will contain such details as Landlord may reasonably request. If Tenant intends to Assign this Lease, Landlord may terminate this Lease by giving thirty (30) days prior written notice to Tenant after Landlord has received written notice from Tenant of an intended Assignment.

          If the amount of rent and other sums received by Tenant under any
Assignment is more than the Rent due from Tenant under this Lease, then Tenant will pay the full amount of the excess to Landlord on a monthly basis and promptly upon Tenant's receipt of such excess amounts.

          If, without Landlord's consent, this Lease is Assigned, or if the
Leased Premises re occupied or used by any party other than Tenant, then all resulting expenses (including reasonable attorneys' and brokerage fees) incurred by Landlord will be immediately due and payable by Tenant upon receipt of an invoice. If Tenant defaults, Landlord may collect rent from the assignee, subtenant, occupant or user (the "Assignee") of the Leased Premises and apply it towards the Rent due under this Lease. Such collection will not be deemed an acceptance of the Assignee as tenant, will not waive or prejudice Landlord's right to initiate legal action against Tenant to enforce Tenant's fulfillment of its obligations under this Lease and will not release Tenant from such obligations.

     18.  Defaults.

     (a) Each of the following shall be deemed a material default by Tenant under this Lease and a substantial breach of this Lease:

          (1) The filing of a petition by or against Tenant for debtor relief as defined under the Federal Bankruptcy Code, as now or hereafter amended or supplemented, or for reorganization, arrangement or other rehabilitation within the meaning of the Bankruptcy Code, or the commencement of any action or proceeding for the dissolution or liquidation of Tenant, whether instituted by or against Tenant, or for the appointment of a receiver or trustee of the property of Tenant, in each case filed by a party other than Tenant, if not bonded or discharged within thirty (30) days of the date of filing; for purposes of this subsection, the word "Tenant" shall include any guarantor of Tenant's obligations under this Lease;

          (2) The making by Tenant of an assignment for the benefit of creditors;

          (3) The suspension of business by Tenant or any act by Tenant amounting to a business failure;

          (4) The filing of a tax lien against any property of Tenant;

          (5) Tenant's abandonment of the Leased Premises by Tenant and/or the cessation by Tenant of active use of the Leased
Premises for the
purpose specified herein;

          (6) Failure of Tenant to make payment of the rent herein reserved, or any part thereof, or any other sum required by the terms of this
Lease (including late charges on the foregoing as provided herein) when due;

          (7) A breach by Tenant in the performance of any other term, covenant, agreement or condition of this Lease, on the part of Tenant to be performed, for a period of five (5) business days after service of notice by the
Landlord upon the Tenant.

     (b) All rights and remedies of Landlord in this Lease enumerated shall be cumulative, and none shall exclude any other right or remedy, now or hereafter allowed by or available under any statute, ordinance, rule of court, or the common law, either at law or in equity or both. For the purposes of any suit brought or based hereon, this lease shall be construed to be a divisible contract, to the end that successive actions may be maintained on this Lease as successive periodic sums shall mature hereunder. The failure of Landlord to insist, in any one or more instances, upon a strict performance of any of the covenants, terms and conditions of this Lease, or to exercise any right or option herein contained, shall not be construed as a waiver, or a relinquishment for the future, of such covenant, term, condition, right or option, but the same shall continue and remain in full force and effect unless the contrary is expressed by
Landlord in writing. The receipt by Landlord of rent, with knowledge of the breach of any covenant hereof, shall not be deemed a waiver of such breach, and no waiver by Landlord of any provision hereof shall be deemed to have been made unless expressed in writing and signed by Landlord.

     (c) In the event of an uncured default of the nature set forth above,
Landlord may, at any time thereafter, at its election, without further notice to
Tenant, terminate this Lease and Tenant's right to possession of the Leased
Premises, and with or without legal process, take possession of the Leased
Premises, and remove Tenant, any occupant, and any property therefrom, without relinquishing any rights of Landlord against Tenant.

     (d) Tenant shall be obligated to, and shall pay to Landlord as damages, upon demand, and Landlord shall be entitled to recover of and from Tenant at the election of Landlord shall be entitled to recover of and from Tenant at the election of Landlord all expenses which shall have been incurred in connection with such breach including the expenses of rerenting the Leased Premises
(including, but not limited to, any commissions paid to any real estate agent in connection therewith), and attorneys' fees at such attorneys' customary hourly rates and expenses; plus, in the event this lease is terminated as set forth above, either:

          (1) liquidated damages, in an amount which, at the time of such termination is equal to the installments of Basic Annual Rent and the aggregate of all sums payable hereunder as additional rental (the "Additional
Rental") (for such purpose considering the annual amount of such Additional
Rental to be equal to the amount thereof due during the twelve months preceding such default, or if less than twelve months have elapses at such time, such amounts as would have been due on an annual basis) reserved hereunder, for the period which would otherwise have constituted the unexpired portion of the ten current term of this lease, said amount to be discounted at the discount rate then in effect at the Federal Reserve Bank in Baltimore; or

          (2) damages payable in monthly installments, in advance, on the first day of each calendar month following such termination and continuing until the date originally fixed herein for the expiration of the then current term of this Lease) in an amount or amounts equal to the excess, if any, of the sum of (i) the aggregate expenses (other than Additional Rental) paid by Landlord during the month immediately preceding such calendar month for all such items as, by the terms of this Lease, are required to be paid by Tenant, plus (ii) an amount equal to the amount of the installment of Basic Annual Rent which would have been payable by Tenant hereunder in respect of such calendar month had this
Lease and the Lease Term not been so terminated, and (iii) the monthly average of the Additional Rental paid in the Lease Year or annualized portion thereof immediately preceding such default, over the rents, if any, in fact, collected by Landlord in respect of such calendar month pursuant to either rerenting, or from any existing permitted subleases. Any suit, action or proceeding brought to collect the amount of the deficiency for any calendar month shall not prejudice in any way the rights of Landlord to collect the deficiency for any subsequent month by a similar proceeding.

     (e) No act or thing done by Landlord shall be deemed to be an acceptance of a surrender of the Leased Premises, unless Landlord shall execute a written release of Tenant. Tenant's liability hereunder shall not be terminated by the execution of the new lease of the Leased Premises by Landlord, regardless of the term of such new lease. Separate actions may be maintained each month by Landlord against Tenant to recover the damages then due, without waiting until the end of the Term of this lease to determine the aggregate amount of such damages.

     19. Acceptance of Leased Premises. Tenant's occupancy of the Leased
Premises shall constitute acceptance thereof as complying with all requirements of Tenant and Landlord with respect to the condition, order and repair thereof.

     20. Access to Premises and Change in Services. Landlord and/or the authorized representative of Landlord or any mortgagee or deed of trust holder shall have the right, without abatement of rent, to enter the Leased Premises at any reasonable hour (or at any time in the event of an emergency) to examine the same and/or to make such repairs, improvements and alterations as Landlord and/or such authorized representatives shall deem necessary (but Landlord shall not be obligated to do so) for the safety and preservation of the Building, or for any other reasonable purpose whatsoever.

     21. Estoppel Certificates. Tenant agrees at any time and from time to time upon not less than five (5) days prior notice by Landlord to execute, acknowledge and deliver to Landlord a statement in writing certifying, among other matters, that this Lease is unmodified and in full force and effect (or if there have been modifications, that the same is in full force and effect as modified and stating the modifications) and the dates to which the rent and other charges have been paid in advance, if any, and stating whether or not, to the best knowledge of the signer of such certificate, Landlord is in breach and/or default in performance of any covenant, agreement or condition contained in this
Lease and, if so, specifying each such breach and/or default of which the signer may have knowledge, it being intended that any such statement delivered hereunder may be relied upon by any party not a party to this Lease.

     22. Subordination. Tenant accepts this Lease, and the tenancy created hereunder, subject and subordinate to any leases, security interests, mortgages, deeds of trust or other financing arrangements now or hereafter a first lien upon or affecting the Building or any part or parts thereof and to any extensions, modifications or amendments thereof. Tenant shall, at any time hereafter, on request, execute any instruments which may be required to subordinate Tenant's interest hereunder to such lien and the failure of Tenant to execute any such instruments shall constitute a default hereunder.

     23. Attornment. Tenant agrees that upon any termination of Landlord's interest in the Leased Premises, Tenant shall, upon request, attorn to the person or entity then holding title to the reversion of the Leased Premises (the
"Successor") and to all subsequent Successors, and shall pay to the Successor all rents and other monies required to be paid by the Tenant, hereunder and perform all of the other covenants, agreements, provisions, conditions, obligations and/or duties of Tenant in this Lease contained. It is understood, that if such attornment takes place, and Tenant is not in default under this Lease, then the
Lease shall remain in full force and effect.

     24. Notices. Except as otherwise provided in this Lease, any requirement for a notice, demand or request under this Lease will be satisfied by a writing (a) hand delivered with receipt; (b) mailed by United States registered or certified mail or Express Mail, return receipt requested, postage prepaid; or (c) sent by Federal Express or any other nationally recognized overnight courier services, and addressed: (i) if to Landlord, c/o Manekin
Corporation, 7165 Columbia Gateway Drive, Columbia, Maryland
21046, Attention:
General Counsel with a copy to Ann Clary Gordon, Esquire c/o
Shapiro and Olander,
36 South Charles Street, Baltimore, Maryland 21201; and (ii) if to Tenant, at the Leased Premises. All notices that are sent in accordance with this Section
24 will be deemed received by the other party on the earliest of the following applicable time periods: (a) three business days after being mailed in the aforesaid manner; (b) the date the return receipt is executed; or (c) the date delivered as documented by the overnight courier service or the hand delivery receipt. All rental payments and other charges payable by Tenant under this
Lease will be delivered to Landlord at Landlord's address set forth above:
Attention: Accounting Department. Either party may designate a change of address by written notice to the other party.

     25. Landlord's Liability. The term "Landlord" as used in this Lease means only the owner, the mortgagee, or the trustee or the beneficiary under a deed of trust, as the case may be, for the time being, of the Building (or the owner of a lease of the Building), so that in the event of any transfer of title to the Building (or an assignment or sublease of a lease of the Building), the
Landlord shall be and hereby is entirely freed and relieved of all covenants and obligations of Landlord hereunder thereafter accruing. It is understood that
Landlord is a Maryland limited partnership, and that no partner, general or limited, of said limited partnership, as it may now or hereafter be constituted, shall have any personal liability to Tenant and/or any person or entity claiming under, by or through Tenant upon any action, claim, suit or demand brought under or pursuant to the terms and conditions of this Lease and/or arising out of the use or occupancy by Tenant of the Leased Premises and as to Landlord, liability shall be limited to Landlord's interest in the Building.

     26. Severability. If any term or provision of this Lease or the application thereof to any person or circumstances shall, to any extent, be invalid or unenforceable, the remainder of this Lease or the application of such term or provision to persons or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby, and each term and provision of this Lease shall be valid and enforceable to the fullest extent permitted by law.

     27. Captions. All headings anywhere contained in this Lease are intended for convenience of reference only and are not to be deemed or taken as a summary of the provisions to which they pertain or as a construction thereof.

     28. Recordation. Tenant covenants that if at any time any mortgagee of Landlord's interest in the Leased Premises, any trustee or beneficiary under a deed of trust constituting a lien upon the Building of which deed of trust
Landlord is grantor, or a landlord of Landlord in respect of the real property upon which the Building is situate, shall require the recordation of this Lease, or if the recordation of this Lease shall be required by any valid governmental order, or if any governmental authority having jurisdiction in the matter shall assess and be entitled to collect transfer taxes or documentary stamp taxes, or both such taxes on this Lease, Tenant shall execute such acknowledgements as may be necessary to effect such recordations and whichever party requires such recordation shall pay all recording fees, transfer taxes and/or documentary stamp taxes payable on, and/or in connection with this Lease and/or such recordation.

     29. Successors and Assigns. The covenants, conditions and agreements contained in this Lease shall bind and inure to the benefit of Landlord and
Tenant, and their respective heirs, distributees, executors, administrators, successors, personal and legal representatives and their permitted assigns.

     30. Holding Over. If Tenant holds possession of the Leased Premises after the termination of this Lease without Landlord's written consent, Tenant shall become a tenant from month to month at one hundred fifty percent (150%) of the rent payable during the final Lease Year and upon all other terms herein specified and shall continue to be such tenant from month to month until such tenancy shall be terminated by either party giving the other a written notice of at least thirty (30) days of its intention to terminate such tenancy. Nothing contained in this Lease shall be construed as a consent by Landlord to the occupancy or possession of the Leased Premises by Tenant after termination of this Lease. Upon the termination of this Lease, Landlord shall be entitled to the benefit of all public general or public local laws relating to the speedy recovery of the possession of lands and tenements held over by tenants, that may now or hereafter be in force.

     31. Commissions. Tenant represents that Tenant has dealt directly with, and only with, MANEKIN CORPORATION and NOEL-LANE COMMERCIAL REAL ESTATE
ADVISORS as brokers in connection with this Lease, and that insofar as Tenant knows, no other broker negotiated this Lease or is entitled to any commissions in connection with it. Tenant shall hold Landlord h ;armless from and indemnify
Landlord for any costs incurred by Landlord arising out of any other broker's claim that such other broker has assisted Tenant with respect to this Lease.

     32. Waiver of Jury Trial. Landlord and Tenant desire a prompt resolution of any litigation between them with respect to this Lease. To that end, Landlord and Tenant waive trial by jury in any action, suit, proceeding and/or counterclaim brought by either against the other on any matters whatsoever arising out of or in any way connected with this Lease, the relationship of
Landlord and Tenant, Tenant's use or occupancy of the Leased Premises, any claim of injury or damage and/or any statutory remedy. This waiver is knowingly, intentionally and voluntarily made by Tenant. Tenant acknowledges that neither
Landlord nor any person acting on behalf of Landlord has made any representations of fact to induce this waiver of trial by jury or in any way to modify or nullify its effect. Tenant further acknowledges that it has been represented (or has had the opportunity to be represented) in the signing of this Lease and the making of this waiver by independent legal counsel, selected of its own free will, and that it has had the opportunity to discuss this waiver with counsel. Tenant further acknowledges that it has read and understands the meaning and ramifications of this waiver of jury trial.

     33.  Miscellaneous.

     (a)  As used in this Lease, and where the context requires:
(1) the
masculine shall be deemed to include the feminine and neuter and vice versa; and
(2) the singular shall be deemed to include the plural and vice versa.

     (b) This Lease was made in the State of Maryland and shall be governed by and construed in all respects in accordance with the laws of the State of
Maryland.

     (c) Tenant covenants and agrees that it shall not inscribe, affix, or otherwise display signs, advertisements or notices in, on, upon or behind any windows or on any door, partition or other part of the interior or exterior of the Building without the prior written consent of Landlord. If such consent be given by Landlord, any such sign, advertisement, or notice shall be inscribed, painted or affixed by Landlord, or a company approved by Landlord, but the cost of the same shall be charged to and be paid by Tenant, and Tenant agrees to pay the same promptly, on demand.

     (d) Tenant covenants and agrees that it shall not attach or place awnings, antennas or other projections to the outside walls or any exterior portion of the Building and that no curtains, blinds, shades or screens shall be attached to or hung in, or used in connection with, any window or door of the
Leased Premises, without the prior written consent of Landlord.

     (e) Tenant further covenants and agrees that it shall not pile or place or permit to be placed any goods on the sidewalks or parking lots in the front, rear or sides of the Building or in a place in any manner so as to block said sidewalks, parking lots and loading areas and/or not to do anything that directly or indirectly will take away any of the rights of ingress or egress or of light from any other tenant of Landlord in the Building.

     (f) Tenant, Tenant's servants, agents, invitees, employees and/or licensees shall not park on, store on, or otherwise utilize any parking or loading areas on the Real Property, except as shown on Exhibit A and then only in the parking places designated by Landlord for such parking and in accordance with such rules and regulations as Landlord may from time to time promulgate with respect thereto.

     (g) Except as otherwise specifically provided in this Lease, no abatement, refund, offset, counter-claim, recoupment, diminution or any reduction of rent, charges or other compensation shall be claimed by or allowed to Tenant, or any person claiming under it, under any circumstances, whether for inconvenience, discomfort, interruption of business, or otherwise, arising from the making of alterations, changes, additions, improvements or repairs to the
Building or the Leased Premises, by virtue or because of any present or future governmental laws, ordinances, or for any other cause or reason.

     (h) Landlord reserves the right at its option and at Landlord's sole cost and expense (including the expense of moving and finishing the relocated
Leased Premises) to relocate the Leased Premises in a relocation comparable in size to the Leased Premises as described in Section 1. and within five (5) miles of the Leased Premises. Landlord, at Landlord's sole cost and expense, shall also be responsible for relocating Tenant's phone system and phone wiring,

Tenant's computer system and cabling, entire laboratory and laboratory equipment, and printing new stationery.

     (i) Tenant covenants that this Lease shall not contain any provision for the payment of rental based in whole or in part on the income, net revenues, net income, or profits derived by Tenant from the Leased Premises (but may contain provisions for rental based in part on a fixed percentage of gross receipt or sales or otherwise included in the term "rents from real property", as such term is defined in Section 856(d) of the Internal Revenue Code of 1986, as amended).

     (j) All plates, exhibits, riders or other attachments to this Lease shall be deemed a part hereof and incorporated by reference herein.

     (k) This Lease contains the entire agreement among the parties regarding the subject matter of this Lease. There are no promises, agreements, conditions, undertakings, warranties or representations, oral or written, express or implied, among them, relating to this subject matter, other than as herein set forth. This Lease is intended by the parties to be an integration of all prior or contemporaneous promises, agreements, conditions, negotiations and undertakings between them. This Lease may not be modified orally or in any other manner than by an agreement in writing signed by all the parties or their respective successors in interest. This Lease may be executed in several counterparts, each of which shall be an original, but all of which shall constitute one and the same instrument.

     (l) Landlord and Tenant hereby mutually waive all claims for recovery from the other for any loss or damage to any of Landlord's property or Tenant's property insured under valid and collectible insurance policies to the extent of any recovery for loss insured thereunder and, to that end, the parties agree to a mutual subrogation clause to be inserted or endorsed on each policy setting forth that the insurance shall not be invalidated in the event that the insured should waive in writing prior to any loss, any or all right of recovery against the other party for any insured loss.

     34. Authority. Tenant warrants to Landlord that Tenant is a corporation organized and validly existing in good standing under the laws of the
State of Maryland. In addition, Tenant warrants to Landlord that this Lease has been properly authorized and executed by Tenant and is binding upon Tenant in accordance with its terms. Tenant's resident agent's name and address in the
State of Maryland are Stephen F. Hiu, 9110 Red Branch Road,
Columbia, Maryland
21045. Tenant agrees to notify Landlord in writing of any change with respect to its resident agent.

     IN WITNESS WHEREOF, Landlord and Tenant have respectively signed and sealed this lease as of the day and year first above written.

ATTEST:                      COLUMBIA WAREHOUSE LIMITED
PARTNERSHIP

                             By:  RA & DM, INC., general partner

 /s/ Margoal B. Laurence               By:   /s/ R. Colfax
Schnorf, Jr.
                                  Vice President
                                                       Landlord
                    (signatures continued on next page)

WITNESS/ATTEST:              IGENE BIOTECHNOLOGY, INC.


 /s/ Patrick F. Monahan                By:   /s/ Stephen F. Hiu

                                  President

STATE OF MARYLAND, CITY/COUNTY OF HOWARD, TO WIT:

     I HEREBY CERTIFY that on this 15 day of December, 1995, before me, the subscriber, a Notary Public of the State of Maryland and City/County of Harford, personally appeared R. Colfax Schnorf of RA & DM, Inc., general partner of
COLUMBIA WAREHOUSE LIMITED PARTNERSHIP, Landlord, and he acknowledged the foregoing Lease Agreement to be the act and deed of said limited partnership.

     WITNESS my hand and Notarial Seal.

My Commission Expires:  7/1/97

                              /s/  Ann S. Znamurowski

                             Notary Public


STATE OF MARYLAND, COUNTY OF HOWARD, TO WIT:

     I HEREBY CERTIFY that on this 2nd day of November, 1995, before me, the subscriber, a Notary Public of the State of Maryland and City/County of Anne
Arundel, personally appeared Stephen F. Hiu, President of IGENE
BIOTECHNOLOGY,
INC., Tenant, and he acknowledged the foregoing Lease Agreement to be the act and deed of said body corporate.

     WITNESS my hand and Notarial Seal.

My Commission Expires:  10/1/98

                              /s/  Christine L. Keggins

                             Notary Public

                                 EXHIBIT A
                       Site Plan and Leased Premises
                 (Filed with hard copy on paper with SEC)

                                Rider No. 1

                          RIGHT OF FIRST REFUSAL

     Tenant shall have the right of first refusal (the "First Refusal Right") to lease space (the "Expansion Space") contiguous to the Leased Premises at a
Basic Annual Rent equal to the price per square foot which Landlord would offer to a bona fide prospective tenant of the Expansion Space.

     Said rent shall be payable in equal monthly installments
(and fractions
thereof), at the times and subject to the terms and conditions as provided with respect to, and in addition to, the monthly installments of the Basic Annual Rent as set forth in Section 5 of this Lease.

     Tenant's exercise of its First Refusal Right shall be effective only upon written notification by Tenant to Landlord thereof. Such notification must be given to Landlord before the close of business fifteen (15) business days after
Tenant's receipt of Landlord's written notification to Tenant of the availability of the Expansion Space and the terms on which Landlord intends to offer the
Expansion Space for rental. Promptly after Landlord has knowledge that such contiguous space will be available, Landlord shall give notice thereof to Tenant.

     In the event Tenant fails to so notify Landlord within said
15 day period,
Landlord shall be free to offer said Expansion Space to third parties and shall have no further obligation to Tenant with respect to such space.

     This First Refusal Right is personal to Tenant and shall not be separated from the Lease or transferred by Tenant independently of the leasehold interest without the prior written consent of Landlord.

     Notwithstanding any other provision hereof, the following provisions shall apply to the First Refusal Right and to Tenant's lease, if any, of the Expansion
Space:

     (i) Tenant shall not be entitled to exercise the rights according to
Tenant in the first paragraph, unless at the date of such exercise or at the date on which Tenant's lease, if any, of the Expansion Space becomes effective, Tenant is in possession of the Leased Premises and Tenant is not in default in the payment of any sums due hereunder or any other material obligation imposed upon
Tenant by the Lease;

     (ii) Tenant shall have the right to lease and occupy the Expansion Space commencing on the date specified in Landlord's notice to Tenant, and terminating on the termination of this Lease, on the same terms, conditions, and provisions as are set forth in this Lease except to the extent modified by this Rider, with the same force and effect as though this Lease had originally provided for the rental of the Leased Premises and the Expansion Space;

     (iii) The Expansion Space shall be delivered to Tenant in "as is" condition; provided that Landlord will assign to Tenant any surviving rights under a lease with a vacating tenant to compel removal of property and restoration of the premises;

     (iv) The Lease shall be amended to recalculate Tenant's
Portion of
amounts payable under Sections 5.2 - 5.5 of the Lease; and

     (v) Except as otherwise expressly provided in this Rider, all of the covenants, terms, conditions and agreements set forth in this Lease shall apply to the Expansion Space.

     (vi) This option is subject to rights previously granted to other tenants in the Building, including, without limitation, expansion rights, rights of offer, and rights of refusal.
                                RIDER NO. 2

                              Renewal Option

                         Rider To Section 2 (Term)


     Provided (i) this Lease is then in full force and effect,
(ii) Tenant is
not in default respecting any provision or condition of this Lease either on the date Tenant elects to renew or on the date the renewal term commences, and, (iii)
Tenant has not failed more than two times during the original term of this Lease to pay any payments called for by this Lease on the date such payment is due, then Tenant shall have the right to renew this Lease for one (1) renewal term of three (3) years immediately following the expiration of the original term on the same terms, conditions, and provisions as are set forth in this lease with the same force and effect as though this Lease had originally provided for an eight
(8) year term, save that:

     (i) there shall be no further right of renewal, after the renewal term, and

     (ii) the Basic Annual Rent payable with respect to the Leased Premises shall be adjusted to reflect ninety-five percent (95%) of the prevailing rental rate for comparable space within a five (5) mile radius of the Building as of the commencement of the renewal term (as determined below).

     Tenant shall be deemed to have waived the right to exercise this renewal option unless not less than one hundred eighty (180) days prior to the date of termination of the original term, Tenant shall have notified Landlord in writing of Tenant's election to renew (the "Renewal Notice"). Landlord shall give Tenant written notice of its good faith determination of the prevailing rental rate within thirty (30) days after Landlord's receipt of the Renewal Notice (the "Rent
Notice"). Tenant may withdraw its Renewal Notice by giving Landlord written notice within ten (10) days after Tenant's receipt of the Rent Notice (the
"Withdrawal Notice"). Time is of the essence with respect to Tenant's exercise of its rights under this Rider and Tenant acknowledges that Landlord requires strict adherence to the requirement that the Renewal Notice and the Withdrawal
Notice be timely made and in writing.

     This option is subject to rights previously granted to other tenants in the Building, including, without limitation, expansion rights, rights of offer, and rights of refusal.