Form 10QSB
period 1996-03-31
IGENE BIOTECHNOLOGY INC
filed 1996-05-14
CIK 793160

FORM 10QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  10549

(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996

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


Registrant's telephone number, including area code: (410)997-2599


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

                   YES    X            NO

    The number of shares outstanding of the Registrant's $.01 par
value Common Stock as of March 31, 1996 is   18,577,805  .

                                FORM 10QSB

                         IGENE Biotechnology, Inc.

                                   INDEX





                                                            Page

PART I - FINANCIAL INFORMATION


    Balance Sheets ..................................     4

    Statements of Operations ........................     5

    Statements of Stockholder's Deficit .............     6

    Statements of Cash Flows ........................     8

    Notes to Financial Statements ...................     9

    Management's Discussion and Analysis of Financial
         Conditions and Results of Operations .......    11


PART II - OTHER INFORMATION ..........................        14


SIGNATURES ...........................................        15

PAGE

                         IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      PART I - FINANCIAL INFORMATION

                           IGENE Biotechnology, Inc.
                                 Balance Sheets


                      March 31,       March 31,     December 31,
                        1996            1995            1995
                     (Unaudited)     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents $17,538  $16,989      $ 8,326
  Accounts receivable        18,229    8,962       11,129
  Due from stockholder ..       ---      ---       44,680
  Prepaid expenses ......       911    4,307          ---

       Total current assets  36,678   30,258       64,135

Property and equipment, net  27,814  30,856        29,520
Security deposits ...        10,600  10,600        10,600

                     $       75,092  $71,714  $   104,255


LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
DEFICIT
Current liabilities:
  Accounts payable and other accrued
     expenses ....      234,833         223,765         271,127
  Debenture interest payable  60,000     60,000          30,000
  Promissory Notes payable . 240,000    533,850         100,000

       Total current liabilities 534,833  817,615       401,127

Long term liabilities:
  Variable rate
   subordinated debenture 1,500,000   1,500,000       1,500,000

             Total liabilities 2,034,833 2,317,615    1,901,127



Redeemable preferred stock -- 8% cumulative, convertible, voting,
     Series A, $.01 par value per share; redemption value $12.80,
     $12.16 and $12.64 per share.  Authorized 920,000 shares;
     issued 35,842, 38,342, and
     38,342 shares........    458,778    466,279        484,643

Stockholders' deficit:
  Preferred stock -- $.01 par value per share. 8% cumulative, convertible, voting, Series A.  Authorized and issued 187,500 shares (aggregate involuntary liquidation value of $2,400,000,
2,280,000, and 2,370,000 .    1,875    1,875          1,875
  Common stock -- $.01 par value per share. Authorized 35,000,000 shares; issued 18,577,805, 13,029,071, and 18,572,805
shares .................    185,778  130,291        185,728
  Additional paid-in capital 17,868,958 17,110,644  17,843,142
  Deficit .............    (20,475,130)(19,954,990)(20,312,260
Total stockholders' deficit (2,418,519) (2,712,180) (2,281,515)


                        $       75,092  $   71,714  $ 104,255


See accompanying notes to financial statements

IGENE Biotechnology, Inc.
Statements of Operations
(Unaudited)




                                     ---  Three months ended ---
                                     March 31,         March 31,
                                      1996              1995


Sales ..........................   $     22,969      $      9,548

Cost of sales ..................        11,435             8,251
                                        11,534             1,297

Technology services income .....         23,159               ---

Net revenue .....................        34,693             1,297

Selling, general and administrative expenses:
     Marketing and selling .....          1,156              872
     Research, development and pilot plant79,103          84,156
     General and administrative .       83,909            56,096

                                      (164,169)         (141,124)
                                      (129,476)         (139,827)
Other income (expenses):
     Investment income ........              1                13
     Joint Venture income .....            ---               ---
     Other income (loss) ......            ---               442
     Interest expense .........       (33,395)          (39,909)
     Forgiveness of Interest on Promissory
          Notes ...............             ---          33,395


Net loss ......................       (162,870)       (145,886)


Deficit at beginning of period ... (20,312,260)      (19,809,104)


Deficit at end of period ......   $(20,475,130)     $(19,954,990)




Net loss per common share .....   $      (0.01)     $      (0.01)



See accompanying notes to financial statements

                           IGENE Biotechnology, Inc.
                      Statements of Stockholder's Deficit
                                  (Unaudited)



                     Redeemable
                     Preferred Stock Preferred Stock Common Stock
                    (Shares/Amount)(Shares/Amount)(Shares/Amount)



Balance at December 31,
   1994....   38,592/$463,104 187,500/$1,875 13,028,571/$130,286

Cumulative undeclared dividends on redeemable
  preferred
  stock...              6,175           ---                ---

Conversion of
  preferred stock to
  common stock. (250)/$(3,000)          ---              500/$5

Net Loss for Quarter ended
  March 31, 1995 .....    ---           ---                ---

Balance at March 31,
  1995....... 38,342/$466,279 187,500/$1,875  13,029,071/$130,291



Balance at December 31,
   1995...... 38,342/$484,643 187,500/$1,875 18,572,805/$185,728

Cumulative undeclared dividends on redeemable
  preferred stock..    5,735            ---                  ---

Conversion of preferred stock
  to common stock . (2,500)/$(31,600)   ---             5,000/$50

Net Loss for Quarter ended
  March 31, 1994 .....       ---        ---                 ---

Balance at March 31,
   1996 .......38,342/$458,778 187,500/$1,875 18,577,805/$185,778


See accompanying notes to financial statements

                            IGENE Biotechnology, Inc.
                      Statements of Stockholder's Deficit
                             (Unaudited- Continued)



                       Additional             Total Stockholder's
                       Paid-In Capital  Deficit        Deficit




Balance at December 31,
   1994.......  17,113,824       $(19,809,104)      $(2,563,120)

Cumulative undeclared dividends on redeemable
  preferred stock..(6,175)                 ---           (6,175)

Conversion of preferred stock
  to common stock.  2,995                  ---            3,000

Net Loss for Quarter ended
  March 31, 1995 ..   ---             (145,886)        (145,886)

Balance at March 31, 1995 .$17,110,644 $(19,954,990) $(2,712,180)



Balance at December 31,
   1995....................$17,843,142 $(20,312,260) $(2,281,515)

Cumulative undeclared dividends on redeemable
  preferred stock.............  (5,734)        ---        (5,734)

Conversion of preferred stock to
  common stock ...............  31,550         ---        31,600

Net Loss for Quarter ended
  March 31, 1996 .........         ---   (162,870)      (162,870)

Balance at March 31, 1996 $17,868,958 $(20,475,130)  $(2,418,519)



See accompanying notes to financial statements

                     IGENE Biotechnology, Inc.
                      Statements of Cash Flows
                            (Unaudited)


                                       --- Three months ended ---
                                        March 31,     March 31,
                                          1996          1995

     Cash flows from operating activities:
       Net loss ................       $(  162,870)  $(  145,886)
       Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization . 1,706         4,343
          Changes in assets and liabilities:
             Increase (decrease) in accounts payable and
                other accrued expenses  (36,293)      (14,257)
             Debenture interest payable  30,000        30,000
             Decrease (increase) in
                accounts receivable     ( 7,100)        1,828
             Decrease (increase) in prepaid expenses and
                deposits ...........       (911)       (2,869)

       Net cash used in operating
             activities .............. (175,468)     (126,841)


     Cash flows from investing activities:
       Capital expenditures ..........      ---           ---

       Net cash used in investing activities---           ---


     Cash flows from financing activities:
       Payment of amount due from
       stockholders .................... 44,460           ---

       Issuance of promissory notes ... 140,000       124,300

       Net cash provided by (used in)
          financing activities .....    184,680       124,300


     Net increase (decrease) in cash and
          cash equivalents .........      9,212       ( 2,541)


     Cash and cash equivalents at
          beginning of year ........      8,326        19,529


     Cash and cash equivalents at
          end of period ............$    17,538   $    16,989



     Supplementary disclosure
          - cash paid for interest .$       ---   $       131


     Noncash investing and financing activities:

          During the three months ended March 31, 1996 and 1995, the Company recorded dividends in arrears on 8% redeemable preferred stock at $.16 per share aggregating $5,735 and $6,175 in each period which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.


     See accompanying notes to financial statements.

                         IGENE Biotechnology, Inc.

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

(1)   Unaudited Financial Statements

     The financial statements presented herein as of March 31, 1996 and 1995 and for the three-month period ended March 31, 1996 and 1995 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

(2)   Inventories

      None.

(3)   Stockholders' Equity

      At March 31, 1996 and 1995, 76,684 shares of authorized but unissued common stock were reserved for issuance upon conversion of the Company's outstanding preferred stock.

     As of March 31, 1996 and 1995, 2,000,000 and 1,200,000 share of authorized but unissued common stock were reserved for exercise pursuant to the 1986 Stock Option Plan.

     As of March 31, 1996 and 1995, the Company has reserved shares for the exercise of Warrants to purchase an aggregate of 252,400 shares of Common Stock to Kimelman & Baird, LLC, at $.75 per share expiring June 26, 1996. The Warrants were issued to the aforementioned for acting as placement agent in the Company's private placement of $510,500 in gross proceeds which closed June 26, 1992 and there are substantial restrictions against the transfer of these Warrants.

     As of March 31, 1996 and 1995, 800,000 shares of authorized but unissued common stock were reserved for issuance upon reinvestment of interest on the variable rate subordinated debenture and 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the variable rate subordinated debenture.

     As of March 31, 1996, 9,942,800 shares of Common Stock were reserved for the conversion of Promissory Notes and the issue of Warrants subject to that conversion. The
     Promissory Notes are held by Directors of the Company.

(4)  Net Loss Per Common Share

     Net loss per common share for the three-month periods ended March 31, 1996 and 1995 is based on 18,576,596 and
     13,028,971 weighted average shares, respectively. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends in arrears on preferred stock.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Sales revenue for the quarter ended March 31, 1996 increased from $9,548 in the first quarter of 1995 to $22,969 in the first quarter of 1996. This increase (141%) resulted from an increase in domestic sales of ClandoSan to several large distributors for the product. Cost of product sales as a percentage of product sales decreased from 86% in the first quarter of 1995 to 50% in the first quarter of 1996. Additional sales of ClandoSan will depend on continued marketing arrangements with distributors for the product and the Company's own limited direct sales. The Company expects to continue to focus its efforts on AstaXin and is in discussion with potential manufacturing and marketing partners for the product. In addition, the Company is actively seeking a contract manufacturer for AstaXin or a plant which could be leased for production of the product. Long-term production and sale of AstaXin will depend on the Company's ability to find suitable manufacturing partners as it has no commercial scale manufacturing facilities of its own.

Research, development and pilot plant expenses decreased by 6% for the current quarter when compared to the corresponding quarter in 1995. This decrease was due to a decrease in equipment repairs and depreciation expense. Research and development costs may be expected to increase gradually in support of increased manufacturing efforts for AstaXin , but would be offset by technology licensing and sales of the product.

Marketing expenses for the first quarter of 1996 are similar to that of first quarter 1995 and are related primarily to the Company's ClandoSan product. Marketing expenses related to AstaXin could be expected to increase if production and sales increase, and will depend on marketing arrangements with distributors of the product. This income would be offset by revenue from sales of product.

General and administrative expenses increased by approximately 49% for the first quarter of 1996 over the same period in 1995. This increase resulted from increased payroll expenses incurred following the hiring of a Chief Executive officer in January 1996, and an increase in business travel related to AstaXin .

Interest expense for the quarter ended March 31, 1996 decreased by approximately $6,500 over the same period in the prior year and reflects the decrease in accumulating interest due on promissory notes issued to certain directors of the Company after conversion of some of the notes for equity.

As a result of the foregoing, the Company reported a net loss of $162,870, or $.01 per common share during the first quarter of 1996, compared to a net loss of $141,124, or $.01 per common share in the same period in 1995. The weighted average number of common shares outstanding increased to 18,576,596 in the first quarter of 1996 from 13,028,971 in the first quarter of 1995. This increase in shares reflects the annual issuance of common stock as payment of interest on a variable note subordinated debenture, a private placement of 1,200,000 shares of common stock by certain directors of the Company, the issuance of an additional 4,290,000 shares of common stock in cancellation of promissory notes to certain directors of the Company, and the conversion of 2,500 shares of redeemable preferred stock into 5,000 shares of common stock of the Company.

Financial Position

In December 1988, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or increase the liquidation preference or redemption value of the preferred stock. As of March 31, 1996, total dividends in arrears on the Company's preferred stock was $1,072,042, of which $172,042 ($4.80 per share) was included in the carrying value of the redeemable preferred stock and $900,000 ($4.80 per share) was included in the liquidation preference of the preferred stock.

Liquidity and Capital Resources

Historically, the Company has been funded primarily by equity contributions, loans from stockholders and license fees. As of March 31, 1996, the Company had a working capital deficit of approximately $500,000, and cash and cash equivalents of $17,500, consisting of proceeds from Promissory Notes issued to certain Directors of the Company described below.

Cash used by operations in the quarters ended March 31, 1996 and 1995 amounted to $175,468 and $126,841, respectively. IGENE continues to focus on research and development of its products, achieving only minimal sales of its ClandoSan and AstaXin products. IGENE was able to reduce (from 1994 levels) the amount of cash required to fund 1995 operations through a Licensing Agreement for AstaXin with Archer Daniels Midland Co. ("ADM"), Decatur, Illinois, signed in May 1995. That Agreement provided for a cash payment of $200,000 at signing and a royalty based on sales. In addition, the Company has received $24,415 from ADM for technology services related to the Agreement. On December 4, 1995, the Company also received a payment of $25,000 from ADM as stipulated in the Licensing Agreement. On February 29, 1996, ADM terminated its Licensing Agreement with the Company. Consequently, the Company is actively seeking other potential manufacturers for AstaXin , and is in discussion with a potential manufacturer of its AstaXin technology. The Company believes this technology to be highly marketable.

No cash was provided by investing activities for the quarters ended March 31, 1996 and March 31, 1995. This is reflective of the Company's continued plan to minimize capital expenditures, since existing equipment is believed to be sufficient to meet the needs of the Company for the foreseeable future.

The following is a summary of the Company's financing activities for 1995 and the quarter ended March 31, 1996:

On January 23, 1995, and March 7, 1995 the Company issued promissory notes to certain directors of the Company (Kimelman, Kempner, Abeles, Cenerazzo and Knafel) for a total aggregate consideration of $126,750. The notes specify that interest will
be paid quarterly in arrears at Prime Rate.   In addition, at any
time before repayment, the value of the notes may be converted to common shares of the Company at $.1875 per share for the notes dated January 23, 1995, and $.125 per share for the notes dated March 7, 1995. On December 14, 1995 the January 23,1995 and March 7, 1995 notes were terminated, with equal amounts of common stock and warrants being issued in their place equal to the principal amount of each of the notes divided by $.125 which was the per share price of the stock at the time.

On May 11, 1995 the Company and Archer Daniels Midland Company signed a non-exclusive licensing agreement for AstaXin . The Agreement provided for an initial payment of $200,000 and royalties based on sales. In addition, the Company received $24,415 in 1995 for technology services pertaining to the Agreement. The Company also received payment of $25,000 in December, 1995 under the terms of the Agreement. On February 29, 1996 Archer Daniels Midland Company terminated its licensing agreement with the Company.

On August 15, 1995 certain directors of the Company (Abeles, Cenerazzo, Kempner, Kimelman, Knafel) purchased from the Company 1,200,000 shares of common stock of the Company at a price of $.125 per share for an aggregate purchase amount of $150,000.

At its Annual Meeting on December 14, 1995 the shareholders of the Company approved the conversion of all promissory notes issued to certain directors of the Company (Kimelman, Kempner, Abeles, Cenerazzo, Knafel, and Low-Beer) from August 1993 until February 10, 1994, into common stock, along with warrants to purchased additional shares of common stock at a price of $.125 per share at any time during the period from April 3, 1995 to April 3, 1998, all shares being equal to the aggregate principal amount of the loans divided by $.125, which was the fair market value of the common stock as quoted on April 3, 1995 by the National Quotation Bureau. These shares were issued on December 31, 1995.

On February 9, 1996 and March 11, 1996, the Company issued promissory notes to certain directors of the Company (Kimelman, Kempner, Abeles, Cenerazzo, Knafel) for an aggregate consideration of $140,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.10 per share for the note issued February 9, 1996 and at $.09 per share for the note issued March 11, 1996, and to receive warrants for an equivalent number of common shares at $.10 per share for the note issued February 9, 1996 and at $.09 per share for the note issued March 11, 1996. The promissory notes are due on demand with interest charged at the prime rate.

In the long-term, the Company is continuing its development of additional AstaXin technology which it hopes to license and market to benefit future periods.

The Company does not believe that inflation has had a significant impact on the Company's operations during the past two years.

                                FORM 10QSB

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

      None

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      (a)    Exhibits

             None

      (b)    Reports on Form 8-K

             None

Item 7.  Subsequent Events

      On April 23, 1996, the Company issued promissory notes to certain directors of the Company (Kimelman, Kempner, Abeles, Cenerazzo, Knafel) for an aggregate consideration of $36,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.09 per share of common stock and to receive warrants for an equivalent number of common shares at $.09 per share.
The promissory notes are due on demand with interest charged at the prime rate.

      On May 9, 1996, the Company issued promissory notes to certain directors of the Company (Kimelman, Kempner, Abeles, Cenerazzo, Knafel) for an aggregate consideration of $71,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.06 per share of common stock and to receive warrants for an equivalent number of common shares at $.06 per share.
The promissory notes are due on demand with interest charged at the prime rate.

                                FORM 10QSB

                                SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            IGENE Biotechnology, Inc.
                                    (Registrant)


Date:  May 15, 1996
                         /s/  Stephen F. Hiu
                              Stephen F. Hiu
                              President, Treasurer and
                              Secretary
                       (On behalf of the Registrant and as
                        Principal Financial Officer)