Form 10KSB/A
period 1995-12-31
IGENE BIOTECHNOLOGY INC
filed 1996-05-30
CIK 793160

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


                                 AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 1995 report on Form 10KSB as set forth in the pages attached hereto:

     1)   FILER INFORMATION; PAGE 1 (Final line referencing
          Exhibit Index location - Previously omitted)

     2)   EXHIBIT INDEX; PAGE 38

     3)   FINANCIAL DATA SCHEDULE; EXHIBIT 27; PAGE 73


     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IGENE BIOTECHNOLOGY, INC.


Date: May 30, 1996                 By:

                                   Stephen F. Hiu
                                   President, Treasurer, and
                                   Secretary

                                       10KSB/A
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  10549

(Mark One)

[x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from            to
Commission file number    0-15888

                         IGENE Biotechnology, Inc.
            (Exact name of small business issuer in is charter)

                  Maryland                    52-1230461
     (State or other jurisdiction (I.R.S. Employer Identification No.) of incorporation or organization)

              9110 Red Branch Road
              Columbia, Maryland                 21045
    (Address of principal executive offices     (Zip Code)

Issuer's telephone number, including area code:  (410) 997-2599

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

YES   X        NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the bet of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's net revenues for its most recent fiscal year were $274,978.

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

Exhibit Index can be found on page 38.

                                 Page 1



                               EXHIBIT INDEX


                                                            Page

10.11     Letter Agreement executed May 11, 1995
          between Archer Daniels Midland and IGENE
          Biotechnology, Inc., along with November 11,
          1995 Amendment .................................. 39

10.13     Agreement of Lease effected December 15, 1995
          between Columbia Warehouse Limited Partnership
          and IGENE Biotechnology, Inc. ................... 50

27        Financial Data Schedule for fiscal year ended
          December 31, 1995 ............................... 73

                                 Page 38




























                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Columbia, Howard County, State of Maryland on May 30, 1996.


                             IGENE Biotechnology, Inc.


Date: May 30, 1996      By:  /s/  Stephen F. Hiu,
                                  President



Pursuant to the requirements of the Securities Act of 1933, this report is to be signed below by the following persons in the capacities indicated.


Signature                         Title           Date

  /s/  Joseph C. Abeles       Director      May 30,  1996
      (Joseph C. Abeles)


  /s/  John A. Cenerazzo      Director      May 30,  1996
      (John A. Cenerazzo)


  /s/  Stephen F. Hiu         Director,     May 30,  1996
      (Stephen F. Hiu)       Secretary, and Treasurer
                             Chief Financial Officer,
                             Chief Accounting Officer


  /s/  Thomas L. Kempner      Vice Chairman May 30,  1996
      (Thomas L. Kempner)    of the Board


  /s/  Michael G. Kimelman    Chairman of   May 30,  1996
      (Michael G. Kimelman)   of the Board of Directors


  /s/  Sidney R. Knafel       Director      May 30,  1996
      (Sidney R. Knafel)


  /s/  Patrick F. Monahan     Director      May 30,  1996
      (Patrick F. Monahan)