Form 10QSB
period 1996-06-30
IGENE BIOTECHNOLOGY INC
filed 1996-08-15
CIK 793160

FORM 10QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  10549

(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996

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


Registrant's telephone number, including area code:(410)997-2599



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

                   YES    X            NO

    The number of shares outstanding of the Registrant's $.01 par
value Common Stock as of June 30, 1996 is   18,604,472  .

                                FORM 10QSB
                         IGENE Biotechnology, Inc.
                                   INDEX





                                                            Page

PART I - FINANCIAL INFORMATION


    Balance Sheets......................................     4

    Statements of Operations ...........................     5

    Statements of Stockholder's Deficit ................     6

    Statements of Cash Flows ...........................     8

    Notes to Financial Statements ......................     9

    Management's Discussion and Analysis of Financial
         Conditions and Results of Operations ..........     11


PART II - OTHER INFORMATION ..........................       15


SIGNATURES ...........................................       16

                         IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      PART I - FINANCIAL INFORMATION

                           IGENE Biotechnology, Inc.
                                 Balance Sheets



                           June 30,   June 30,     December 31,
                            1996       1995           1995
                         (Unaudited)(Unaudited)

ASSETS
Current assets:
  Cash and cash
     equivalents ......... $ 45,311    $ 73,272     $  8,326
  Accounts receivable.....   54,359      13,831       11,129
  Inventory-finished
     goods ...............      ---       1,240          ---
  Due from stockholder ...    4,760         ---       44,680
  Prepaid expenses .......    1,488       3,230          ---

   Total current assets ..  105,918      91,573       64,135

Property and equipment, net  26,106      30,856       29,520
Security deposits ........   10,600      10,600       10,600

                           $142,624    $133,029     $104,255



LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and
     other accrued
     expenses ............  238,750     228,465     271,127
  Debenture interest
     payable .............   30,000      30,000      30,000
  Promissory Notes payable  417,000     536,300     100,000

Total current liabilities.  685,750     794,765     401,127

Long term liabilities:
  Variable rate
     subordinated
     debenture ...........1,500,000   1,500,000   1,500,000

Total liabilities ........2,185,750   2,294,765   1,901,127

Redeemable preferred stock --
     8% cumulative, convertible, voting,
     Series A, $.01 par value per share;
     redemption value $12.96, $12.32
     and $12.64 per share.  Authorized
     920,000 shares; issued 35,842;
     38,342; and 38,342
     shares............... 464,512     472,373     484,643

Stockholders' deficit:
  Preferred stock --
     $.01 par value per share.
     8% cumulative, convertible,
     voting, Series A.
     Authorized and issued
     187,500 shares (aggregate
     involuntary liquidation
     value of $2,430,000;
     2,310,000; and
     2,370,000 ...........   1,875       1,875       1,875
  Common stock -- $.01 par
     value per share.
     Authorized 35,000,000
     shares; issued 18,604,472;
     13,001,904; and
     18,572,805 shares ... 186,046     130,557     185,728
  Additional paid-in
     capital .......... 17,922,956  17,164,282  17,843,142
  Deficit ...........  (20,618,514)(19,930,823)(20,312,260)

Total stockholders'
     deficit .......... (2,507,638) (2,634,109) (2,281,515)


                       $   142,624  $  133,029  $  104,255

See accompanying notes to financial statements

                           IGENE Biotechnology, Inc.
                            Statements of Operations
                                  (Unaudited)





         ---  Three months ended ---  --- Six months ended ---
              June 30,   June 30,     June 30,    June 30,
               1996       1995         1996        1995

Sales       $ 8,106      $  (306)    $  31,075   $   9,242
Cost of
sales ......  6,948         (694)       18,383       7,557
              1,158          388        12,692       1,685

Technology
license
income .....    ---      200,000           ---     200,000
Technology
services
income ..... 41,000        9,000        64,159       9,000

Net revenue. 42,158      209,388        76,851     210,685

Selling,
general and
administrative
expenses:
 Marketing
  and selling 1,439        1,665         2,595       2,537
 Research,
  development
  and pilot
  plant .... 77,823       90,135       156,926     174,290
 General
  and
  administra-
  tive ..... 68,857       63,368       152,767     119,235
            148,119     (155,168)      312,288    (296,062)
Operating
income
(loss) ....(105,961)      54,220      (235,437)    (85,377)

Other income
(expenses):
 Investment
  income ...    ---          113             1         126
Other income
(loss) .....    ---         (330)          ---         112
Interest
expense ....(37,423)     (30,066)      (70,818)    (69,975)
Forgiveness
of Interest
on Promissory
Notes ......   ---           ---           ---       33,395

Net income
(loss) .... (143,384)     23,937      (306,254)   (121,719)

Net loss
per common
share ....  $  (0.01)   $   0.00    $    (0.01)  $    0.00

See accompanying notes to financial statements

                           IGENE Biotechnology, Inc.
                      Statements of Stockholder's Deficit
                                  (Unaudited)


                   Redeemable
                 Preferred Stock   Preferred Stock  Common Stock
                 (Shares/Amount)  (Shares/Amount) (Shares/Amount)

Balance at
  December 31,
  1994.......  38,592/$463,104 187,500/$1,875 13,028,571/$130,286

Cumulative
  undeclared
  dividends on
  redeemable
  preferred
  stock.....            12,270           ---                  ---

Issuance of
  26,667 shares
  of common
  stock in
  lieu of
  cash payment
  for interest
  on subordinated
  debenture ............   ---          ---           26,667/$267

Conversion of
  preferred
  stock to
  common stock.. (250)/$(3,000)         ---                500/$5

Net Loss
  for Quarter
  ended June 30,
  1995 .........           ---          ---                   ---

Balance
  at June 30,
  1995 ....... 38,342/$472,373 187,500/$1,875 13,055,738/$130,558



Balance at
  December 31,
  1995.......  38,342/$484,643 187,500/$1,875 18,572,805/$185,728

Cumulative
  undeclared
  dividends on
  redeemable
  preferred
  stock.......          11,469           ---                 ---

Issuance of
  26,667 shares
  of common stock
  in lieu of
  cash payment
  for interest
  on subordinated
  debenture ......         ---          ---          26,667/$267

Conversion of
  preferred
  stock to
  common stock(2,500)/$(31,600)         ---            5,000/$50

Net Loss for
  Quarter ended
  June 30, 1996 ..        ---           ---                 ---

Balance at June 30,
  1996........ 35,842/$464,512 187,500/$1,875 18,604,472/$186,045

See accompanying notes to financial statements

                            IGENE Biotechnology, Inc.
                      Statements of Stockholder's Deficit
                             (Unaudited- Continued)

                                                     Total
                         Additional                 Stockholder's
                      Paid-In Capital    Deficit     Deficit

Balance at
  December 31,
  1994..............$17,113,824      $(19,809,104)   $(2,563,120)

Cumulative
  undeclared
  dividends on
  redeemable
  preferred stock...    (12,270)             ---         (12,270)

Issuance of
  26,667 shares
  of common stock
  in lieu of cash
  payment for
  interest on
  subordinated
  debenture ............ 59,733              ---          60,000

Conversion of
  preferred stock
  to common stock......   2,995              ---           3,000

Net Loss for
  six months ended
  June 30, 1995........     ---         (121,719)       (121,719)

Balance at June 30,
  1995 ............ $17,164,282     $(19,930,823)    $(2,634,109)

Balance at
  December 31, 1995.$17,843,142     $(20,312,260)    $(2,281,515)

Cumulative
  undeclared
  dividends on
  redeemable
  preferred stock..... (11,469)              ---         (11,469)

Issuance of
  26,667 shares
  of common stock
  in lieu of
  cash payment
  for interest on
  subordinated
  debenture ..........  59,733               ---          60,000

Conversion of
  preferred stock
  to common stock ....  31,550               ---          31,600

Net Loss
  for six months
  ended June 30, 1996 .    ---          (306,254)       (306,254)

Balance at June 30,
  1996 ........... $17,922,956      $(20,618,514)    $(2,507,638)

See accompanying notes to financial statements

                     IGENE Biotechnology, Inc.
                      Statements of Cash Flows
                            (Unaudited)



                                       ---  Six months ended  ---
                                         June 30,      June 30,
                                          1996          1995
Cash flows from operating activities:
 Net loss .............................$(  306,254)  $(  121,719)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization ........      3,414         4,343
 Interest on debenture paid in shares
     of common stock ..................     60,000        60,000

Changes in assets and liabilities:
 Increase (decrease) in accounts payable
     and other accrued expenses .......    (32,377)       (9,558)
 Decrease (increase) in accounts
     receivable .......................    (43,230)       (3,041)
 Decrease (increase) in prepaid expenses
     and deposits .....................     (1,488)       (1,792)
 Decrease (increase) in inventories ...        ---        (1,240)

 Net cash used in operating activities    (319,935)      (73,007)

 Cash flows from investing activities:
       Capital expenditures ...........        ---           ---

 Net cash used in investing activities.        ---           ---

 Cash flows from financing activities:
 Amount repaid by stockholders ........     44,680           ---
 Amount due from stockholders .........     (4,760)          ---

 Issuance of promissory notes .........    317,000       126,750
 Net cash provided by (used in) financing
     activities .......................    356,920       126,750

 Net increase (decrease) in cash and
     cash equivalents .................     36,985       (53,743)

 Cash and cash equivalents at beginning
     of year ..........................      8,326        19,529

 Cash and cash equivalents at
     end of period ....................$    45,311   $    73,272

 Supplementary disclosure - cash paid
     for interest .....................$       ---   $       ---

 Noncash investing and financing activities:

     During the six months ended June 30, 1996 and 1995, the Company issued 26,667 shares of common stock in each period in payment of interest on the variable rate subordinated debenture.
If paid in cash, the interest would have been payable at 8% during each period, or $60,000. Shares may be issued in lieu of cash per the debenture agreement at the higher of $2.25 per share or market price per share. The stock was issued and related interest expense for the three months and six months ended June
30, 1996 and 1995 were recorded at $2.25 per share, or $60,000 in the aggregate, in each period.

     During the six months ended June 30, 1996 and 1995, the Company recorded dividends in arrears on 8% redeemable preferred stock at $.32 per share, aggregating $11,469 and $12,270, respectively in each period which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

          See accompanying notes to financial statements.

                        IGENE Biotechnology, Inc.

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

(1)   Unaudited Financial Statements

      The financial statements presented herein as of June 30, 1996 and 1995 and for the six-month period ended June 30, 1996 and 1995 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

(2)   Inventories

      None.

(3)   Stockholders' Equity

      At June 30, 1996 and 1995, 76,684 shares of authorized but unissued common stock were reserved for issuance upon conversion of the Company's outstanding preferred stock.

      As of June 30, 1996 and 1995, 2,000,000 and 1,200,000
shares of authorized but unissued common stock were reserved for exercise pursuant to the 1986 Stock Option Plan.

      As of June 30, 1996 and 1995, the Company had reserved shares for the exercise of Warrants to purchase an aggregate of 252,400 shares of Common Stock to Kimelman & Baird, LLC, at $.75 per share expiring June 26, 1996.

      The Warrants were issued to the aforementioned for acting as placement agent in the Company's private placement of $510,500 in gross proceeds which closed June 26, 1992 and there were substantial restrictions against the transfer of those Warrants. The Warrants were not publicly traded and there were no trades of these Warrants before the June 26, 1996 expiration date.

      As of June 30, 1996 and 1995, 800,000 shares of authorized but unissued common stock were reserved for issuance upon reinvestment of interest on the variable rate subordinated debenture and 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the variable rate subordinated debenture.

      As of June 30, 1996, 21,903,024 shares of Common Stock were reserved for the conversion of Promissory Notes and the issue of Warrants subject to that conversion. The Promissory Notes are held by Directors of the Company.

(4)   Net Loss Per Common Share

      Net loss per common share for the six-month periods ended
June 30, 1996 and 1995 is based on 18,590,534 and 13,114,719 weighted average shares, respectively. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends in arrears on preferred stock.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Sales revenue for the six-month period ended June 30, 1996 increased from $9,242 in the six-month period ended June 30, 1995 to $31,075 in the corresponding period in 1996. This increase (236%) resulted from an increase in domestic sales of ClandoSan
to several large distributors for the product.   Cost of product
sales as a percentage of product sales decreased from 84% for the second quarter of 1995 to 59% for the second quarter of 1996. Total revenue for the six-month period ending June 30, 1996 decreased by approximately $123,000, compared with the corresponding period in 1995 and reflects a one-time technology licensing fee received in the second quarter of 1995. Additional sales of ClandoSan will depend on continued marketing arrangements with distributors for the product and the Company's own limited direct sales. The Company expects to continue to focus its efforts on AstaXin and is in discussion with potential manufacturing and marketing partners for the product. Demonstration production runs are planned for third quarter 1996. Product from these runs will be used for fish feeding trials and to test market the product. Long-term production and sale of AstaXin will depend on the Company's ability to find suitable manufacturing partners as it has no commercial scale manufacturing facilities of its own.

Research, development and pilot plant expenses decreased by 13.6% for the current quarter when compared to the corresponding quarter in 1995. This decrease was due to a decrease in equipment repairs and utility expenses. Research and development costs may be expected to increase gradually in support of increased manufacturing efforts for AstaXin , but would be offset by technology licensing and sales of the product.

Marketing expenses for the second quarter of 1996 are similar to that of second quarter 1995 and are related primarily to the Company's ClandoSan product. Marketing expenses related to AstaXin could be expected to increase if production and sales increase, and will depend on marketing arrangements with distributors of the product. This income would be offset by revenue from sales of product.

General and administrative expenses increased by approximately 8.7% for the second quarter of 1996 over the same period in 1995. This increase resulted from increased payroll expenses incurred following the hiring of a Chief Executive Officer in January 1996, and an increase in business travel related to AstaXin .
A portion of the increase was offset by a decrease in rent and occupancy expense resulting from a newly negotiated lease which took effect in 1996.

Interest expense for the six month period ended June 30, 1996 increased by approximately $7,400 over the same period in the prior year and reflects the increase in prime interest rate and the issuance of additional promissory notes to certain directors of the Company during the six-months ended June 30, 1996.

As a result of the foregoing, the Company reported a net loss of $143,384, or $.01 per common share during the second quarter of 1996, compared to a net income of $23,937, or $.00 per common share in the same period in 1995. (In 1995, operating expenses were offset by a one-time licensing fee.) The weighted average number of common shares outstanding increased to 18,590,534 in the second quarter of 1996 from 13,114,719 in the second quarter of 1995. This increase in shares reflects the annual issuance of common stock as payment of interest on a variable note subordinated debenture, a private placement of 1,200,000 shares of common stock by certain directors of the Company, the issuance of an additional 4,290,000 shares of common stock in cancellation of promissory notes to certain directors of the Company, and the conversion of 2,500 shares of redeemable preferred stock into 5,000 shares of common stock of the Company.

Financial Position

In December 1988, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or increase the liquidation preference or redemption value of the preferred stock.
As of June 30, 1996, total dividends in arrears on the Company's preferred stock was $1,107,776, of which $177,776 ($4.96 per share) was included in the carrying value of the redeemable preferred stock and $930,000 ($4.96 per share) was included in the liquidation preference of the preferred stock.

Liquidity and Capital Resources

Historically, the Company has been funded primarily by equity contributions, loans from stockholders and license fees. As of June 30, 1996, the Company had a working capital deficit of approximately $580,000, and cash and cash equivalents of $45,311, consisting primarily of proceeds from Promissory Notes issued to certain Directors of the Company described below.

Cash used by operations in the quarter ended June 30, 1996 amounted to $144,467 while cash provided by operations during the corresponding period in 1995 amounted to $53,834 because of a one-time technology licensing fee received in second quarter 1995. IGENE continues to focus on research and development of its products, achieving only minimal sales of its ClandoSan and AstaXin products. In 1995 the amount of cash required to fund operations was offset through a Licensing Agreement for AstaXin with Archer Daniels Midland Co. ("ADM"), Decatur, Illinois, signed in May 1995. That Agreement provided for a cash payment of $200,000 at signing and a royalty based on sales. On February 29, 1996, ADM terminated its Licensing Agreement with the Company. Consequently, additional cash was required to fund
1996 operations.   The Company is actively seeking other
potential manufacturers for AstaXin , and is in discussion with a potential manufacturer of its AstaXin technology. The Company believes this technology to be highly marketable.

No cash was provided by investing activities for the quarters ended June 30, 1996 and June 30, 1995. This is reflective of the Company's continued plan to minimize capital expenditures, since existing equipment is believed to be sufficient to meet the needs of the Company for the foreseeable future.

The following is a summary of the Company's financing activities for 1995 and the quarter ended June 30, 1996:

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

On April 23, May 9, and June 7, 1996, the Company issued promissory notes to certain directors of the Company (Kimelman, Kempner, Abeles, Cenerazzo, Knafel) for an aggregate consideration of $177,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.09 per share for the note issued April 23, 1996, $.06 per share for the note issued May 9, 1996, and $.05 per share for the note issued June 7, 1996, and to receive warrants for an equivalent number of common shares at $.09 per share for the note issued April 23, 1996, $.06 per share for the note issued May 9, 1996, and $.05 per share for the note issued June 7, 1996. The promissory notes are due on demand with interest charged at the prime rate. As of June 30, 1996 $4,760 remained uncollected from stockholder.

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

      None

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      (a)    Exhibits

             None

      (b)    Reports on Form 8-K

             None

Item 7.  Subsequent Events

On July 24, 1996, the Company issued promissory notes to certain directors of the Company (Kimelman, Kempner, Abeles, Cenerazzo, Knafel) for an aggregate consideration of $90,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.115 per share, and to receive warrants for an equivalent number of common shares at $.115 per share. The promissory notes are due on demand with interest charged at the prime rate.

                                FORM 10QSB

                                SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  IGENE Biotechnology, Inc.
                                        (Registrant)


Date:  August 15, 1996
                               /s/  Stephen F. Hiu
                                  Stephen F. Hiu
                                  President, Treasurer and
                                  Secretary
                             (On behalf of the Registrant and as
                              Principal Financial Officer)