Form 10QSB
period 1996-09-30
IGENE BIOTECHNOLOGY INC
filed 1996-11-15
CIK 793160

FORM 10QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  10549

(Mark One)

[ x ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996

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

                   YES    X            NO

    The number of shares outstanding of the Registrant's $.01 par value Common
Stock as of September 30, 1996 is   18,604,472  .

                                FORM 10QSB

                         IGENE Biotechnology, Inc.

                                   INDEX





                                                            Page

PART I - FINANCIAL INFORMATION


    Balance Sheets .................................................     4

    Statements of Operations .......................................     5

    Statements of Stockholder's Equity (Deficit) ...................     6

    Statements of Cash Flows .......................................     8

    Notes to Financial Statements ..................................     9

    Management's Discussion and Analysis of Financial
         Conditions and Results of Operations .....................     11


PART II - OTHER INFORMATION .......................................     15


SIGNATURES ........................................................     16

                         IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      PART I - FINANCIAL INFORMATION

                          IGENE Biotechnology, Inc.
                                 Balance Sheets

                                September 30,   September 30,    December 31,
                                     1996            1995            1995
                                 (Unaudited)     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents . $       35,975  $       72,940  $        8,326
  Accounts receivable ........        47,509          10,470          11,129
  Inventories - finished goods           ---           1,240             ---
  Supplies ...................         7,009             ---             ---
  Due from stockholder .......           ---             ---          44,680
  Prepaid expenses ...........           953           2,153             ---

       Total current assets ..        91,446          86,803          64,135

Property and equipment, net ..        25,353          31,825          29,520
Security deposits ............        10,600          10,600          10,600

       Total assets...........$      127,399  $      129,228  $      104,255


LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and other
  accrued expenses ...........       268,486         247,887         271,127
  Debenture interest payable .        60,000          60,000          30,000
  Promissory Notes payable ...       558,770         536,300         100,000
       Total current liabilities     887,256         844,187         401,127

Long term liabilities:
  Variable rate subordinated
  debenture ..................     1,500,000       1,500,000       1,500,000

       Total liabilities .....     2,387,256       2,344,187       1,901,127

Redeemable preferred stock -- 8% cumulative, convertible, voting,
     Series A, $.01 par value per share; redemption value $13.12,
     $12.48 and $12.64 per share.  Authorized 920,000 shares; issued
     35,842 38,342, and 38,342
     shares...................       470,247          478,508        484,643

Stockholders' deficit:
  Preferred stock -- $.01 par value per share. 8% cumulative, convertible, voting, Series A.  Authorized and issued 187,500 shares (aggregate involuntary liquidation value of $2,460,000, 2,340,000, and
     2,370,000)...............         1,875           1,875           1,875
  Common stock -- $.01 par value per share. Authorized 35,000,000 shares;
     issued 18,604,472, 14,255,738, and
     18,572,805 shares .......       186,045         142,557         185,728
  Additional paid-in capital .    17,917,221      17,296,148      17,843,142
  Deficit ....................   (20,835,245)    (20,134,047)    (20,312,260)

      Total stockholders'
      equity (deficit) .......    (2,730,104)     (2,693,467)     (2,281,515)

                              $      127,399  $      129,228  $      104,255


See accompanying notes to financial statements

                           IGENE Biotechnology, Inc.
                            Statements of Operations
                                  (Unaudited)
              -----  Three months ended  ----   ----- Nine months ended  -----
              September 30,     September 30,   September 30,    September 30,
                 1996              1995              1996             1995

Sales ...$      9,241      $      9,203          $     40,315     $     18,445
Cost of sales   3,927             5,447                22,310           13,004

Gross profit
from sales
of product ..   5,314             3,756                18,005            5,441

Technology
licensing
income  .....$    ---      $        ---          $        ---     $    200,000
Technology
services
income .......    ---            10,750                64,158           19,750

Net revenue ..  5,314            14,506                82,163          225,191

Selling, general and administrative expenses:

Marketing and
selling ...     1,323             3,399                 3,918            5,936
Research,
development
and pilot plant84,123            91,288               241,049          265,579
General and
administrative 93,082            93,469               245,848          212,704
              178,528           188,156               490,815          484,219

Operating
income ..    (173,214)         (173,650)             (408,652)       (259,028)

Other income (expenses):

Investment
income ..         105               308                   106              435
Other income
  (loss) ...      ---               184                   ---              296
Interest
  expense ..  (43,621)          (30,066)             (114,439)       (100,041)
Forgiveness
of interest
on promissory
notes .....       ---               ---                   ---           33,395

Net income
  (loss) .   (216,730)         (203,224)             (522,985)       (324,943)

Net loss per
common share $  (0.01)     $     (0.02 )         $      (0.03)    $     (0.03)

See accompanying notes to financial statement

                           IGENE Biotechnology, Inc.
                  Statements of Stockholder's Equity (Deficit)
                                  (Unaudited)

                       Redeemable
                       Preferred         Preferred          Common
                        Stock             Stock             Stock
                      (shares/amount)  (shares/amount)    (shares/amount)
Balance at
December 31, 1994.    38,592/$463,104   187,500/$1,875   13,028,571/$130,285

Cumulative undeclared dividend on redeemable
  preferred stock .......     $18,404             ---                   ---

Issuance of 1,200,000 shares of common stock
  to certain directors
  of the Company ........         ---             ---      1,200,000/$12,000

Issuance of 26,667 shares of common stock in
  lieu of cash payment for interest on
  subordinated debenture .        ---             ---            26,667/$267

Conversion of preferred stock
   into common stock .....250/($3,000)            ---                 500/$5

Net loss for nine
  months ended
  September 30, 1995.             ---              ---                    ---

Balance at
September 30, 1995 ... 38,342/$478,508   187,500/$1,875   14,255,738/$142,557

Balance at
December 31, 1995..... 38,342/$484,643   187,500/$1,875   18,572,805/$185,728

Cumulative undeclared dividends on redeemable
  preferred stock...........   $17,204              ---                 ---

Issuance of 26,667 shares of common stock in
  lieu of cash payment for interest on
  subordinated debenture ...       ---              ---           26,667/$267

Conversion of
preferred stock to
common stock ........ (2,500)/$(31,600)             ---             5,000/$50

Net Loss for nine months
ended September 30, 1996..         ---              ---                   ---

Balance at
September 30, 1996...  35,842/$470,247   187,500/$1,875   18,604,472/$186,045

See accompanying notes to financial statements

                            IGENE Biotechnology, Inc.
                      Statements of Stockholder's Deficit
                             (Unaudited- Continued)

                         Additional
                         Paid-In                          Total Stockholder's
                         Capital            Deficit              Deficit

Balance at
December 31, 1994.....   17,113,824        $(19,809,104)         $(2,563,120)

Cumulative undeclared dividend on redeemable
  preferred stock .......   (18,404)                ---              (18,404)

Issuance of 1,200,000 shares of common stock
  to certain directors
  of the Company .....      138,000                 ---              150,000

Issuance of 26,667 shares of common stock in
  lieu of cash payment for interest on
  subordinated debenture ... 59,733                 ---               60,000

Conversion of preferred stock
  into common stock...        2,995                 ---                3,000

Net loss for nine months
ended September 30, 1995.       ---            (324,943)            (324,943)

Balance at
September 30, 1995 ..$   17,296,148   $      (20,134,047) $       (2,693,467)

Balance at
December 31, 1995... $   17,843,142   $      (20,312,260) $       (2,281,515)

Cumulative undeclared dividends on redeemable
  preferred stock.........  (17,204)                  ---          (17,204)

Issuance of 26,667 shares of common stock in
  lieu of cash payment for interest on
  subordinated debenture ..  59,733                  ---              60,000

Conversion of preferred stock
to common stock .....        31,550                  ---              31,600

Net Loss for nine months
ended September 30, 1996..      ---             (522,985)           (522,985)

Balance at
September 30, 1996 ...$  17,917,221   $       (20,835,245)        $(2,730,104)


See accompanying notes to financial statements

                     IGENE Biotechnology, Inc.
                      Statements of Cash Flows
                            (Unaudited)
                                                   ---- Nine months ended ---
                                                  September 30, September 30,
                                                      1996          1995
Cash flows from operating activities:
  Net loss ...................................$  (522,985)   $(  324,943)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization ..............      4,167         5,743
  Interest on debenture paid in shares
       of common stock........................     60,000        60,000
Changes in assets and liabilities:
  Increase (decrease) in debenture
       interest payable ......................     30,000        30,000
  Increase (decrease) in accounts payable and
       other accrued expenses ................     (2,641)        9,865
  Decrease (increase) in accounts receivable .    (36,380)          320
  Decrease (increase) in prepaid expenses and
       deposits ..............................       (953)         (715)
  Decrease (increase) in inventories .........        ---        (1,240)
  Decrease (increase) in supplies ............     (7,009)         ---

  Net cash used in operating activities ......   (475,801)     (220,970)

Cash flows from investing activities:
  Capital expenditures .......................        ---        (2,369)
  Sales of Equipment .........................        ---           ---

Net cash used in investing activities ........        ---        (2,369)

  Cash flows from financing activities:
  Proceeds from private stock subscription ...        ---       150,000
  Amount due from stockholders ...............     44,680           ---
  Issuance of promissory notes ...............    458,770       126,750

  Net cash provided by (used in)
  financing activities .......................    503,450       276,750

  Net increase (decrease) in cash and
  cash equivalents ...........................     27,649        53,411

  Cash and cash equivalents at beginning of year .  8,326        19,529

  Cash and cash equivalents at end of period .$    35,975   $    72,940

  Supplementary disclosure -
  cash paid for interest .....................$       ---   $       ---
            - cash paid for taxes ............$       ---           ---


Noncash investing and financing activities:

During the nine months ended September 30, 1996 and 1995, the Company issued
26,667 shares of common stock in each period in payment of interest on the variable rate subordinated debenture. If paid in cash, the interest would have been payable at 8% during each period, or $60,000. Shares may be issued in lieu of cash per the debenture agreement at the higher of $2.25 per share or market price per share. The stock was issued and related interest expense for the three months and nine months ended September 30, 1996 and 1995 were recorded at $2.25 per share, or $60,000 in the aggregate in each period.

During the three months and nine months ended September 30, 1996 and 1995, the Company recorded dividends in arrears on 8% redeemable preferred stock at $.48 and $.48 per share, respectively aggregating $17,204 and $18,404, respectively in each period which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

See accompanying notes to financial statements

                         IGENE Biotechnology, Inc.
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

(1) Unaudited Financial Statements

    The financial statements presented herein as of September 30, 1996 and 1995 and for the nine-month and the three month periods ended September 30, 1996 and 1995 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

(2) Inventories

    None.

(3) Stockholders' Equity

    As of September 30, 1996 and 1995, 71,684 and 76,684, shares of authorized but unissued common stock were reserved for issuance upon conversion of the Company's outstanding preferred stock.

    As of September 30, 1996 and 1995, 2,000,000 and 1,200,000 shares of authorized but unissued common stock were reserved for exercise pursuant to the 1986 Stock Option Plan.

    As of September 30, 1995 the Company has reserved shares for the exercise of Warrants to purchase an aggregate of 252,400 shares of Common Stock to Kimelman & Baird, LLC, at $.75 per share expiring June 26, 1996. The Warrants were issued to the aforementioned for acting as placement agent in the Company's private placement of $510,500 in gross proceeds which closed June 26, 1992 and there are substantial restrictions against the transfer of these Warrants. The Warrants were not publicly traded and there were no trades of these Warrants before the June 26, 1996 expiration date.

    As of September 30, 1996 and 1995, 800,000 shares of authorized but unissued common stock were reserved for issuance upon reinvestment of interest on the variable rate subordinated debenture and 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the variable rate subordinated debenture.

    As of September 30, 1996 and 1995, 24,588,248 and 3,995,374 shares, respectively, of Common Stock were reserved for the conversion of Promissory Notes and the issue of Warrants subject to that conversion. The Promissory Notes are held by Directors of the Company.

(4) Net Loss Per Common Share

    Net income (loss) per common share for the three month and nine month periods ended September 30, 1996 and 1995 is based on 18,604,472 and 18,595,214 weighted average shares, respectively, for 1996, and on 13,668,781 and 13,253,507 weighted average shares, respectively, for 1995. For purposes of computing net income (loss) per common share, net income
    (loss) has been adjusted to include cumulative undeclared dividends in arrears on preferred stock.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Sales revenue for the nine month period ended September 30, 1996, increased from $18,445 in the nine-month period ended September 30, 1995 to $40,315 in the corresponding period in 1996. This increase (118%) resulted from an increase in domestic sales of ClandoSan to several large distributors for the product. Costs of product sales as a percentage of product sales decreased from 59% for the third quarter of 1995 to 43% for the third quarter of 1996. Total revenue for the nine-month period ending September 30, 1996 decreased by approximately $134,000, compared with the corresponding period in 1995 and reflects a one-time technology licensing fee received in the second quarter of 1995. Additional sales of ClandoSan will depend on continued marketing arrangements with distributors for the product and the Company's own limited direct sales. The Company expects to continue to focus its efforts on AstaXin and is in discussion with potential manufacturing and marketing partners for the product. Demonstration production runs are planned for third quarter 1996. Product from these runs will be used for fish feeding trials and to text market the product. Long-term production and sale of AstaXin will depend on the Company's ability to find suitable manufacturing partners as it has no commercial scale manufacturing facilities of its own.

Research, development and pilot plant expenses decreased by 7.8% for the current quarter and 9.2% for the nine-month period ended September 30, 1996 when compared to the corresponding periods in 1995. This decrease was primarily a result of decreases in equipment repairs and utility expenses. Research and development costs may be expected to increase gradually in support of increased manufacturing efforts for AstaXin , but would be offset by technology licensing and sales of the product.

Marketing expenses decreased by 61% and 34% for the quarter and nine months ended September 30, 1996, respectively as a result of decreased expenses for product samples and freights and are related solely to the Company's ClandoSan product. Marketing expenses related to AstaXin could be expected to increase if production and sales increase, and will depend on marketing arrangements with distributors of the product. This income would be offset by revenue from sales of product.

General and administrative expenses were approximately the same for the third quarter of 1996 when compared to the corresponding period in 1995, and approximately 15% higher for the nine-month period ended September 30, 1996 versus the same nine-month period ended September 30, 1995. This increase resulted from increased payroll expense incurred following the hiring of a Chief Executive officer in January 1996, and an increase in business travel related to AstaXin . A portion of the increase was offset by a decrease in rent and occupancy expense resulting from a newly negotiated lease which took effect in 1996.

Interest expense for the nine-month period ended September 30, 1996 increased by approximately $14,400 over the same period in the prior year and reflects the increase in prime interest rate and the issuance of additional promissory notes to certain directors of the Company during the nine-months ended September 30, 1996.

As a result of the forgoing, the Company reported net loss of $216,730, or $.01 per common share during the third quarter of 1996, compared to a net loss of $203,224, or $.02 per common share in the same period in 1995. The weighted average number of common shares outstanding increased to 18,604,472 in the third quarter of 1996 from 18,595,214 in the third quarter of 1995. This increase in shares reflects the issuance of common stock as payment of interest on a variable note subordinated debenture, and the conversion of 2,500 shares of redeemable preferred stock into 5,000 shares of common stock of the Company.

Financial Position

In December 1988, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or increase the liquidation preference or redemption value of the preferred stock.

As of September 30, 1996, total dividends in arrears on the Company's preferred stock was $1,143,511 of which $183,511 ($5.12 per share) was included in the carrying value of the redeemable preferred stock and $960,000 ($5.12 per share) was included in the liquidation preference of the limited redemption preferred stock.

Liquidity and Capital Resources

Historically, the Company has been funded primarily by equity contributions, loans from stockholders and license fees. As of September 30, 1996, the Company had a working capital deficit of $795,810, and cash and cash equivalents of $36,000, consisting principally of proceeds from Promissory Notes issued to certain Directors of the Company, as described below.

IGENE continues to focus on research and development of its products, achieving only minimal sales of its ClandoSan and AstaXin products. Cash used by operations for the nine months ended September 30, 1996 amounted to $475,801 while cash used by operations during the corresponding period in 1995 amounted to $229,970 because of a one-time technology licensing fee received
in second quarter 1995.   In 1995 the amount of cash required to fund
operations was offset through a Licensing Agreement for AstaXin with Archer-Daniels-Midland Co. ("ADM"), Decatur, Illinois, signed in May 1995.
The Agreement provided for a cash payment of $200,000 at signing and a royalty based on sales. On February 29, 1996, ADM terminated its Licensing Agreement with the Company. Consequently, additional cash was required to fund 1996 operations. The Company is actively seeking other potential manufacturers for AstaXin , and is in discussion with other potential manufacturers of its AstaXin technology. The Company believes this technology to be highly marketable.
No cash was provided by investing activities for the quarters ended September 30, 1996 and September 30, 1995. This is reflective of the Company's continued plan to minimize capital expenditures, since existing equipment is believed to be sufficient to meet the needs of the Company for the foreseeable future.

The following is a summary of the Company's financing activities for 1995 and the nine months ended September 30, 1996:

On January 23, 1995, and March 7, 1995 the Company issued promissory notes to certain directors of the Company (Kimelman, Kempner, Abeles, Cenerazzo, Knafel) for a total aggregate consideration of $126,750. The notes specify that interest will be paid quarterly in arrears at Prime Rate. In addition, at any time before repayment, the value of the notes may be converted to common shares of the Company at $.1875 per share for the notes issued January
23, 1995; and at $.125 per share for the notes issued March 7, 1995.   On
December 14, 1995 the January 23, 1995 and March 7, 1995 notes were terminated, with equal amounts of common stock and warrants being issued in their place equal to the principal amount of each of the notes divided by $.125 which was the per share price of the stock at the time.

On May 11, 1995 the Company and Archer-Daniels-Midland Company signed a non-exclusive licensing agreement for AstaXin . The Agreement provided for an initial payment of $200,000 and royalties based on sales. In addition, the Company received $24,415 in 1995 for technology services pertaining to the Agreement. The Company also received payment of $25,000 in December, 1995 under the terms of the Agreement. On February 29, 1996 Archer-Daniels-Midland Company terminated its licensing agreement with the Company.

On August 15, 1995 certain directors of the Company (Kimelman, Kempner, Abeles, Cenerazzo, Knafel) agreed to purchase 1,200,000 shares of common stock from the Company at $.125 per share for an aggregate purchase amount of $150,000 in order to provide needed working capital.

At its Annual Meeting on December 14, 1995 the shareholders of the Company approved the conversion of all promissory notes issued to certain directors of the Company (Kimelman, Kempner, Abeles, Cenerazzo, Knafel, and Low-Beer) from August 1993 until March 7, 1995, into common stock, along with warrants to purchased additional shares of common stock at a price of $.125 per share at any time during the period from April 3, 1995 to April 3, 1998, all shares being equal to the aggregate principal amount of the loans divided by $.125, which was the fair market value of the common stock as quoted on April 3, 1995 by the National Quotation Bureau. These shares were issued on December 31, 1995.

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

On July 24, and September 24, 1996, the Company issued promissory notes to certain directors of the Company (Kimelman, Kempner, Abeles, Cenerazzo, Knafel) for an aggregate consideration of $160,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.115 per share for the note issued July 24, 1996, and $.125 per share for the note issued September 24, 1996, and to receive warrants for an equivalent number of common shares at $.115 per share for the note issued July 24, 1996, and $.125 per share for the note issued September 24, 1996. The promissory notes are due on demand with interest charged at the prime rate. As of September 30, 1996 a total of $18,230 of the Promissory Notes issued above had not yet been funded.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    None

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8K

    (a)  Exhibits

              None

    (b)  Reports on Form 8K

              None

Item 7.  Subsequent Events

    None.

                                FORM 10QSB
                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  IGENE Biotechnology, Inc.
                                         (Registrant)


Date:  November 15, 1996
                               /s/  Stephen F. Hiu
                                   Stephen F. Hiu
                                   President, Treasurer and
                                   Secretary
                             (On behalf of the Registrant and as
                              Principal Financial Officer)