Form 10KSB
period 1996-12-31
IGENE BIOTECHNOLOGY INC
filed 1997-04-21
CIK 793160

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.  20549
FORM 10-KSB
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE
ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended       December 31, 1996

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF  934 [NO FEE REQUIRED]
For the transition period from                     to
Commission file number                          0-15888

IGENE Biotechnology, Inc.
(Exact name of small business issuer in its charter)
Maryland           52-1230461
(State of other jurisdiction of (I.R.S. Employer Identification
No.)
incorporation or organization)
9110 Red Branch Road Columbia, Maryland
21045
(Address of principal executive offices		(Zip Code)

Issuer's telephone number, including area code:	(410) 997-2599

Securities registered pursuant to Section 12(b) of the Exchange
Act:
Title of each class	Name of each exchange on which registered
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
Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
The issuer's total revenues for its most recent fiscal year were $66,573.
As of March 1, 1997, there were 18,631,139 shares of the issuer's Common Stock and 223,342 shares of the issuer's 8% Cumulative Convertible Preferred Stock,
Series A, outstanding.  The aggregate market value of the Common
Stock and
Preferred Stock held by non-affiliates was $4,055,760, based on the last bid quotation prices of the Common Stock as reported by the National Association of
Securities Dealers pink sheets on such date and, with respect to the Preferred
Stock for which no quotations were available, based on the conversion rate applicable to the Preferred Stock and the last bid price of the Common Stock as reported above. (The officers and directors of the issuer are considered affiliates only for purposes of this calculation.)

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

The Company has no manufacturing facilities other than its pilot plant facility in Columbia, Maryland. To date,the Company has either licensed its products to third-party manufacturers or joint venture partners.

Government Regulation

The manufacturing and marketing of most of the products the Company has developed are and will likely continue to be subject to regulation by various governmental agencies in the United States, including the Food and Drug
Administration ("FDA"), the Department of Agriculture ("USDA"), and the
Environmental Protection Agency ("EPA"), and comparable agencies in other countries. Substantially all of the food products developed by the Company to date have been reviewed by a panel of independent scientific experts (the
"Product Review Panel") who are qualified by scientific training and experience to evaluate, among other things, the safety of ingredients intended to be used directly or indirectly in foods. The Product Review Panel has advised the
Company that it considers such products to be Generally
Recognized As Safe
("GRAS") under the regulations of the FDA. The Company is not aware of any action by the FDA, the USDA or the EPA contesting these affirmations or of any basis for their doing so. There can be no assurance, however, that the FDA, the
USDA or the EPA will accept such independent expert evaluations and that the
Company will not be required to obtain costly and time-consuming approvals from these agencies or comparable agencies in foreign countries. The Company, as a matter of policy, requires that its products conform to current Good
Manufacturing Practices (as defined under the Federal Food, Drug and Cosmetic
Act and the rules and regulations thereunder) and the Company believes all of its products so conform. The extent of any adverse governmental regulation that might arise from future administrative or legislative action, including current rules and regulations pertaining to the process of GRAS affirmations, cannot be predicted.

Research and Development

As of December 31, 1996, the Company had expended approximately
$10,200,000 on
research and development since its inception on October 27, 1981 and has, as of
December 31, 1996, received revenues from product sales of approximately
$1,781,000 from the proprietary processes resulting from such research and development, excluding one-time license fees received in 1982 and 1985. The
Company will continue to incur research and development costs in connection with improvements in its existing processes and products, but it does not anticipate development of new processes and products in 1997.

The Company's research and development activities have resulted in the development of processes to produce the products hereinafter discussed.

Commercial Products

1.	AstaXin(r)

AstaXin(r) is the Company's tradename for its dried yeast product made from a proprietary microorganism developed by the Company. AstaXin(r) is a natural source of astaxanthin, a pigment which imparts the characteristic red color to the flesh of salmon, trout, and prawns. In the ocean, salmon and trout obtain astaxanthin from krill and other planktonic crustaceans in their diet. A crustacean diet would be prohibitively expensive for farm raised salmonids;
without the addition of astaxanthin, the flesh of such fish is a pale, off-white color which is less appealing to consumers expecting "salmon-colored" fish.
Efficacy of AstaXin(r) has been demonstrated by fish feeding trials in Europe,
Asia, and North and South America. An estimated 285,000 metric tons of farm raised salmon are produced annually worldwide.

Prior to 1995 the Company entered into a number of manufacturing and licensing agreements for commercial quantities of AstaXin(r). In the initial trials the manufacturing process was successfully scaled-up to 50,000-gallon fermentors.
However, for a number of reasons, outside of the Company's control, none of these agreements were extended beyond the initial trial periods.

In 1995 the Company signed a nonexclusive licensing Agreement with Archer
Daniels Midland Company for the manufacturing and sale of
AstaXin(r).  The
Agreement provided for an initial payment and royalties based on
sales.   On
February 29, 1996 Archer Daniels Midland Company informed IGENE that it would no longer use IGENE's astaxanthin technology and terminated the licensing agreement.

In 1996, the Company began commercial fermentation trials with another potential manufacturing partner. However, a formal Manufacturing Agreement has not been executed. The Company is continuing to contact other potential manufacturers for the product.

2.	Crustacean Shell Products

ClandoSan(r) is the Company's registered trademark for its natural nematicide made from crab and crawfish exoskeletons and processed into pellets or granules by patented and patent pending technology developed by the Company.
The product acts in soils as a biological control agent by stimulating the growth of normal soil microorganisms, which produce chitinase, and other enzymes that degrade chitin present in the cuticles and eggs of plant-pathogenic nematodes.
It has secondary effects as a slow release organic fertilizer. ClandoSan(r) does not have a direct adverse effect on plant-pathogenic nematodes either in vitro or in sterilized or irradiated soils and only acts indirectly to suppress nematode populations in soils. The product generally is not water-soluble and, consequently, does not contribute to ground water contamination.

On March 17, 1988, ClandoSan(r) was registered by the EPA for use with all agricultural and horticultural crops in accordance with the Federal Insecticide,
Fungicide, and Rodenticide Act ("FIFRA") section 3(c)(5).
ClandoSan(r) is now
registered in 49 states and is produced at one contract manufacturing facility in the United States.

3.	Whey-Based Products

(a)	MacroMin(r) and MinraLac(r)

MacroMin(r) and MinraLac(r) are the Company's registered trade names for coproducts it developed for converting low economic value cheese whey into economically and biologically useful products for the food industry. In spite of extensive sales efforts throughout 1989, the Company was not able to develop a market for these products and they were phased out in 1990.

(b)	Weyco-Serv(r)

Weyco-Serv(r) (or NaturServ(r)) is the Company's trade name for a fermented whey-based product containing calcium propionate and calcium acetate that can be used as a food preservative and mold inhibitor in the baked goods industry, in condiments, and in other foods and beverages. The product is produced by fermenting modified cheese whey residues using a patented microbial co-culture and fermentation process developed by the Company.

A license to manufacture and sell Weyco-Serv(r) was granted by the Company to
Hercules Incorporated ("Hercules"), Wilmington, Delaware, in exchange for an initial license fee of $500,000, pursuant to a license agreement dated as of
September 16, 1985. Hercules had not produced commercially any quantities of
Weyco-Serv(r) and by an agreement dated October 15, 1987, the Company and
Hercules terminated the license agreement.

The termination arrangement provided that the Company pay
Hercules $25,000 for
termination of the license.  If
the Company commercializes Weyco-Serv(r), the Company will pay
Hercules up to an
additional $600,000 from revenues
from the sale or licensing of the product.

The Company continues to be interested in licensing the Weyco-
Serv(r)
technology.

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

The Company has also developed a fermentation process for the production of
Poly-LevuLan(tm), its trademark for a high molecular weight fructose polymer, which can be used as a flavor carrier or as a foam stabilizer and thickener in food and cosmetic applications.

The Company is continuing to seek opportunities to commercialize its flavors/fragrances technology.

Patents and Trademarks

It is the Company's policy to protect its intellectual property rights by a variety of means, including applying for patents and trademarks in the United States and in other countries. The Company also relies upon trade secrets and improvements, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive position. In this regard, the Company places restrictions in its agreements with third parties with respect to the use and disclosure of any of its proprietary technology. The Company also has internal nondisclosure safeguards, including confidentiality agreements with employees and consultants.

During fiscal years 1994, 1995, and 1996, as part of the Company's stringent cost containment efforts, all patents and trademarks were carefully reviewed and those with no foreseeable commercial value have been abandoned to eliminate costly maintenance fees. Patents (and applications) and/or trademarks on technology with recognized commercial value include those for AstaXin(r), ClandoSan(r), Weyco-Serv(r), and streptococcus lytic enzyme. Extensive additional foreign applications for AstaXin(r) have been submitted.

Competition

Competitors in the biotechnology field in the United States and elsewhere are numerous and include major chemical, pharmaceutical and food companies, as well as specialized biotechnology companies. Competition can be expected to increase as small biotechnology companies continue to be purchased by major multinational corporations with their huge resources. Competition is also expected to increase with the introduction of more diverse products developed by biotechnology firms, increasing research cooperation among academic institutions and large corporations, and continued government funding of research and development activities in the biotechnology field, both in the United States and overseas. Unlike the majority of biotechnology companies, which are developing products principally for the pharmaceutical industry, the Company has focused its own activities on the development of proprietary products for use in food, fermentation and agricultural industries. In the future, however, competitors may offer products, which, by reason of price or efficacy or more adequate resources for technology advances, may be superior to the Company's existing or future products.

In addition, the aquaculture market into which the Company's product,
AstaXin(r), will be sold is a highly competitive industry worldwide and certain large companies are presently known to be developing and marketing competitive products.

Employees

At December 31, 1996, the Company had 8 employees, three of who are in administration and marketing, while the remainder is engaged in process development and support of manufacturing activities.

None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages. The Company believes its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases 8,480 square feet of space in the Oakland
Ridge Industrial
Park located at 9110 Red Branch Road, Columbia, Maryland. The Company occupies the space under a lease, which expiring on January 31, 1996 with an approximate rental expense of $68,000 for 1996. In late 1995 the Company signed a five-year lease expiring on January 31, 2001. Approximate rental expense is $73,000 for each remaining year of the lease expiring on January 31, 2001.

Approximately 2,000 square feet of the space occupied by the Company is used for executive and administrative offices and approximately 2,300 feet is used for research and development activities. Approximately 4,000 square feet of space is used for the Company's intermediate-stage or scale-up pilot plant facility.

In addition, the Company has a 180 square-foot Biosafety Level 2
Laboratory
suitable for manufacturing bacterialenzymes for in vitro diagnostic kits.

The Company owns all equipment necessary for its current operations and all equipment is in satisfactory condition.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1996.

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

Preferred Stock

Prices for the Preferred Stock were quoted on the over-the-
counter market on the
National Association of Securities
Dealers, Inc., Automated Quotation System ("NASDAQ") from
November 25, 1987
through January 25, 1988.  Prior to
November 25, 1987 there was no public market for the Preferred
Stock and since
January 25, 1988, no quotations for the
Preferred Stock have been reported on NASDAQ.   The aggregate
number of record
holders of Preferred Stock as of March
1, 1997 was 17.

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

Commencing on or about June 12, 1989, the Company's Common Stock began trading on the over-the-counter market on a limited basis and is quoted in the national bureau's "Pink Sheets". The following table shows, by calendar quarter, the range of representative bid prices for the Common Stock for 1995 and 1996.

Calendar Quarter			High				Low
1995:	First Quarter		$ .13			$ .06
Second Quarter				$ .31			$ .02
Third Quarter				$ .13			$ .02
Fourth Quarter				$ .13			$ .01

1996:	First Quarter		$ .16			$ .03
Second Quarter				$ .14			$ .04
Third Quarter				$ .16			$ .11
Fourth Quarter				$ .12			$ .07

Management obtained the above information from the National
Quotation Bureau.
Such quotations are inter-dealer
quotations without retail mark-up, mark-downs, or commissions, and may not represent actual transactions. The above quotations do not reflect the "asking price" quotations of the stock.

The aggregate number of record holders of the Common Stock as of March 3, 1997 was 254. As of March 3, 1997, the high bid and low offer prices for the Common
Stock, as shown in the "pink sheets" were $0.10 and $0.12, respectively.

Warrants

On or about February 15, 1991, the Company issued Warrants to purchase an aggregate of 800,000 shares of Common Stock to Kimelman & Baird, LLC, an employee of the same and Anthony B. Low-Beer, exercisable at $.25 per share until February 14, 1995. The Warrants were issued to the aforementioned for acting as placement agent in the Company's private placement of $1,149,000 in gross proceeds, which closed February 15, 1991, and there are substantial restrictions against the transfer of these Warrants. The Warrants were not publicly traded and there were no trades of these Warrants before the expiration date.

On or about June 26, 1992, the Company issued Warrants to
purchase an aggregate
of 252,400 shares of Common
Stock to Kimelman & Baird, LLC, at $.75 per share until June 26,
1996.  The
Warrants were issued to the aforementioned
for acting as placement agent in the Company's private placement of $510,500 in
gross proceeds, which closed June 26,
1992, and there are substantial restrictions against the transfer of these
Warrants.  In addition, 680,667 warrants to purchase
common stock at $.75 per share were issued to other qualified investors as part
of the private placement.   These warrants
expired June 26, 1996. These Warrants were not publicly traded and there were no trades of these Warrants before the expiration date.

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

The aggregate number of record holders of all Warrants as of March 3, 1997 was
41.

Dividend Policy

When and if funds are legally available for such payment under statutory restrictions, the Company may pay annual cumulative dividends on the Preferred Stock of $.64 per share on a quarterly basis. During 1988 the Company declared and paid a cash dividend of $.16 per share. In December 1988, the Company suspended payment of the quarterly dividend of $.16 per share of Preferred Stock. No dividends have been declared or paid since 1988. Any resumption of dividend payments on Preferred Stock would require significant improvement in cash flow.
Preferred Stock dividends are payable
when and if declared by the Company's board. Unpaid dividends accumulate for future payment or addition to the liquidation preference and redemption price of the Preferred Stock. As of December 31, 1996 the total amount of dividends in arrears with respect to the Company's Preferred Stock was $1,179,246.

Dividends on Common Stock are currently prohibited because of the preferential rights of holders of Preferred Stock. The Company has paid no cash dividends on its Common Stock in the past and does not intend to declare or pay any dividends on its Common Stock in the foreseeable future.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

1996 Compared with 1995

Sales revenue for the year ended December 31, 1996 increased from $25,563 in
1995 to $43,091 in 1996. The increase in overall sales revenues (68%) resulted from an increase in domestic sales of ClandoSan(r). The Company hopes to find a licensee for ClandoSan(r) in 1997 as it continues to focus its efforts on its
AstaXin(r) product. Long-term production and sales of AstaXin(r) will depend on the Company's ability to find suitable manufacturing partners since it has no commercial scale manufacturing facilities of its own. No commercial quantities of AstaXin(r) were available for sale in 1996. In May 1995 the Company executed a non-exclusive technology licensing and royalty agreement with Archer Daniels
Midland Co. However, on February 29, 1996 Archer Daniels Midland informed the
Company that it would no longer utilize the technology and terminated the agreement. The Company is in discussion with other potential manufacturers for AstaXin(r) and, in addition, is seeking additional investment to enable it to purchase or lease a manufacturing facility of its own.
Additional sales of ClandoSan(r) will depend on continued marketing arrangements with distributors for the product. The Company expects to continue its own limited sale of these products until a suitable licensee is found and a
Licensing Agreement formalized.

Cost of product sales as a percentage of product sales decreased to 54% in 1996 from 66% in 1995 and can be attributed in part to decreased freight charges incurred by the Company.

Research, development and pilot plant expenses decreased approximately 11% for the current year. This decrease was attributed to reduced payroll expenses resulting from a vacant position in the research department and reduced equipment repair expenses. Research and development costs may be expected to increase gradually in support of increased manufacturing efforts for AstaXin(r), but would be offset by technology licensing and technology services income.

Marketing, general and administrative expenses increased 6% in 1996 when compared to the expenses in 1995.
Marketing expenses related to the Company's AstaXin(r) product could be expected to increase if production and sale of AstaXin(r) proceeds, but this will depend on marketing arrangements with distributors of the product. This increase would be offset by sales income or from licensing additional technology. General and administrative expenses could be expected to rise to reflect increasing costs of maintaining and enforcing the
Company's patents and patent applications for AstaXin(r) and ClandoSan(r) worldwide, but only if commercial quantities of the products are manufactured.

Interest expense for the year ended December 31, 1996 increased by approximately
$40,600 over the prior year. This increase reflects the increase in accumulating interest due on additional promissory notes issued to certain directors of the
Company, and an addition to the increase in the interest rate being charged on the variable rate subordinate debenture from 8% to 12% effective October 1,
1996.

In 1995, the Company's operational costs were offset by aggregate payments totaling $249,215, which are part of a Licensing Agreement for AstaXin(r), which was terminated on February 29, 1996.

As a result of the foregoing, the Company reported a net loss of
$776,873, or
$.04 per common share in 1996, compared to a net loss of
$503,156, or $.04 per
common share in 1995.  The weighted average number of common shares outstanding
increased to 18,604,171 in 1996 from 13,694,343 in 1995.  This increase in
shares in 1996 reflects the annual issuance of common stock as payment of
interest on a variable note subordinated debenture,  the
conversion of 2,500
shares of the Company's redeemable preferred stock into 5,000 shares of common
stock on January 23, 1996,   and the issuance of 4,290,000 shares
of common
stock to certain directors of the Company in lieu of retired Promissory Notes and Warrants issued from August 25, 1993 through March 7, 1995.

Financial Position

In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its
Preferred Stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the Preferred
Stock. As of December 31, 1996, total dividends in arrears on the Company's
Preferred Stock was $1,179,246 of which $189,246 ($5.28 per share) was included in the carrying value of the redeemable Preferred Stock and $990,000 ($5.28 per share) was included in the liquidation preference of the Preferred Stock.

Liquidity and Capital Resources.

Historically, the Company has been funded primarily by equity contributions, loans from stockholders and license fees. As of December 31, 1996 the Company had a working capital deficit of $983,816, and cash and cash equivalents of
$41,339.

The Company Company continues to follow a plan designed to reduce expenses and conserve working capital. This plan included the reduction in staff as well as reductions in all areas of the Company's selling, research, general and administrative expenses and refocusing of research and development activities solely on the Company's AstaXin(r) product. These budgeted expenditures provided for minimizing capital expenditures for the Company's pilot plant facility in
Columbia, Maryland or for any new manufacturing facilities.

Cash used by operations in 1996 and 1995 amounted to  $610,842 and $340,904,
respectively. IGENE continues to focus on research and development of its products, achieving only minimal sales of its ClandoSan(r) and AstaXin(r) products. IGENE was able to reduce the amount of cash required to fund 1995 operations through a Licensing Agreement for AstaXin(r) with Archer Daniels
Midland Co. ("ADM"), Decatur, Illinois, signed in May 1995. That Agreement provided for a cash payment of $200,000 at signing and a royalty based on sales.
In addition, the Company had received $24,415 from ADM for technology services related to the Agreement. On December 4, 1995, the Company also received a payment of $25,000 from ADM as stipulated in the Licensing During 1996 the
Company received $23,482 for technology services related to the agreement. On
February 29, 1996, ADM terminated its Licensing Agreement with the Company.

Cash used in investing activities (capital expenditures)
decreased to $955 in
1996 from $2,369 in 1995.  IGENE
believes its existing equipment is substantially sufficient to meet its needs in
continuing its research and development
activities in the foreseeable future.   No equipment was sold in
1995 or 1996.

Following is a detail of the Company's financing activities for 1996:

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

On April 23, 1996, May 9, 1996 and June 7, 1996, the Company issued Promissory
Notes to certain Directors of
the Company for an aggregate consideration of $177,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.06 per share for the notes issued April 23, 1996 and May 9, 1996, and at $.05 for the note issued June 7, 1996, and to receive warrants for an equivalent number of common shares at $.06 per share for the notes issued April 23, 1996 and May 9, 1996 and at $.05 per share for the note issued June
7, 1996.

On July 24, 1996 and September 24, 1996, the Company issued Promissory Notes to certain Directors of the
Company for an aggregate consideration of $160,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.115 per share for the note issued July 24, 1996 and at $.125 per share for the note issued September 24, 1996, and to receive warrants for an equivalent number of common shares at $.115 per share for the note issued July 24, 1996 and $.125 per share for the note issued September 24, 1996.

On November 13, 1996 and December 11, 1996, the Company issued Promissory Notes to certain Directors of the Company for an aggregate consideration of $140,000.
These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.09 per share for the notes dated November 13, 1996 and December 11, 1996, and to receive warrants for an equivalent number of common shares at $.09 per share for the note issued
November 13, 1996 and December 11, 1996.

To continue operations short term, the Company will consider issuing additional stock and debt to officers and directors and encouraging holders of outstanding warrants to exercise these rights. To increase its working capital position the
Company will also encourage the holders of promissory notes to convert them into common stock. To meet short-term cash needs the Company plans to issue additional notes to certain directors in January of 1997.

In the long-term, the Company is also continuing its development of additional
AstaXin(r) technology which it plans
to license and market and which it hopes will benefit future periods.

The Company does not believe that inflation has had a significant impact on the
Company's operations during the past three years.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements appear after Part IV of this Report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND

FINANCIAL DISCLOSURE
None.

PART III
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL
PERSONS, AND KEY
EMPLOYEES

The Company's directors are elected annually by the shareholders of the Company.
The directors, executive officers and key employees of the Company are as follows:

Name						Age		Position with IGENE

Michael G. Kimelman  		58		Chairman of the Board of
Directors

Thomas L. Kempner			69		Vice Chairman of the
Board of Directors

Stephen F. Hiu  	 		40		Director, President,
								Secretary, Acting
Treasurer, and Director
of Research and Development
Dexter W. Gaston  *			51		Chief Executive Officer

Patrick F. Monahan 		 	46		Director, and Director of
Manufacturing

Joseph C. Abeles  			82		Director

John A. Cenerazzo			73		Director

Sidney R. Knafel 			66		Director

* Mr. Gaston's contract as CEO was not renewed after January 7, 1997.

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

THOMAS L. KEMPNER is Vice Chairman of the Board of Directors and has been a
Director of the Company since its inception in October 1981. He is and has been
Chairman and Chief Executive Officer of Loeb Partners Corporation, investment bankers, New York, and its predecessors since February 1978. He is currently a
Director of Alcide Corporation, Arlen Corp., CCC Information
Services, Inc.,
Energy Research Corp., Intermagnetics General Corp., Northwest Airlines, Inc., and Roper Starch Worldwide, Inc.

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

DEXTER W. GASTON was appointed Chief Executive Officer on January
11, 1996.
Prior positions include CEO of Microbio Resources, Managing
Director of Algatec,
CEO and Chairman of Reclaimex and Director of Technical
Operations, Revlon
Health Care.  He is also a Director of the California Wine
Company.  He holds a
B.S. in chemistry from Rutgers University and a M.B.A. from the University of
Chicago.

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

JOSEPH C. ABELES, private investor, was elected Director of the Company on
February 28, 1991.  Mr. Abeles serves as Director of
Intermagnetics General
Corporation, Bluegreen Corporation, Peridot Holdings, Inc. and
Ultralife
Batteries, Inc.

JOHN A. CENERAZZO was Chairman of the Board from November 1989 to
April 1991.
He served as President of the Company from August 1988 through September 1989 and has been a Director since September 1987. He is a Director Emeritus of
National Penn Bank Shares, Inc. of Boyertown, Pennsylvania and a
Director
Emeritus of National Penn Bank, a Director of U.S. Axle
Corporation, and a
Chairman and a Director of InfoCore, Incorporated.

SIDNEY R. KNAFEL, a Director of the Company since 1982, has been Managing
Partner of SRK Management Company, a private investment concern, New York, since
1981, Chairman of Insight ommunications, Inc. since 1985, and of BioReliance
Corporation since 1982. Mr. Knafel is also currently a Director of Cellular
Communications International, Inc., CoreComm Incorporated,
General American
Investors Company, Inc., and NTL Incorporated.

Compliance with Section 16(a) of the Exchange Act

Forms 3 and 4 were filed by the Company in a timely manner in accordance with
Section 16(a) of the Securities Act of 1934.

ITEM 10.	EXECUTIVE COMPENSATION

During 1996 no executive officer's annual cash compensation exceeded $100,000.

Other than the 1986 Stock Option Plan described below, the Company has no profit sharing or incentive compensation.

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

The purpose of the Plan is to promote the long-term success of the Company by providing an incentive to directors and employees providing services to the Company and by encouraging such individuals to acquire a proprietary interest in the Company. Any employee, officer or director of the Company who is determined by the Committee to be a "Key
Employee" is eligible to receive options under the Plan. The term of each option granted under the Plan will be for such period as the Committee may determine, but in no event to exceed 10 years from the grant of such option. With respect to options granted, the option price may be greater than, less than or equal to, the fair market value of the Company's Common
Stock at the time the option is granted, as determined in the discretion of the
Committee. The Company may, in conjunction with the grant of options under the Plan, grant bonuses to optionees to assist them in the payment of income tax liabilities incurred upon the exercise of options, and may make or guarantee loans to optionees to assist them in the exercise of options.
No options can be granted by the Committee under the Plan on or after January
22, 1997.  The Committee may modify,
extend or renew outstanding options granted under the Plan, or accept the surrender of outstanding options, to the extent not previously exercised.

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

In 1989 the Company took action to replace outstanding options for the purchase of 64,000 shares at $5.40 per share with options to purchase 64,000 shares at $1.00 per share, but otherwise having the same terms as the options replaced.
Currently, there are a total of 7 persons eligible to participate in the Plan.

Options to acquire 1,742,750 shares of Common Stock of the Company have been issued and 257,250 shares of
Common Stock are outstanding under the Plan. Options for 107,000 shares of
Common Stock were exercised in fiscal 1993.
No options were exercised in fiscal years 1994, 1995, or 1996.

The following table sets forth information as to all incentive and non-statutory stock options that have been granted to the executive officers of the Company. No options were exercised by any officers during 1996. The following table provides information regarding the number of shares covered by both exercisable and unexercisable stock options for executive officers as of December 31, 1996 and the values of "in-the-money" options as of that date. An option is "in-the-money" if the per share fair market value of the underlying stock exceeds the option exercise price per share.

Aggregate Fiscal Year End Option Values

Number of
							Unexercised 	Dollar Value of
 				Options 		In-The-Money
Number	 			At End of 		Options At End
Of Shares    	Dollar	Fiscal Year	of Fiscal Year1
Acquired 	   	Value
Name      On Exercise  	Realized 	Exercisable/	Exercisable/
						 	Unexercisable	Unexercisable
Stephen F. Hiu
 	------		-------  	581,667/373,333	 23,368/14,933
Patrick F. Monahan
 		------	  	-------	412,500/230,000 16,500/9,200


1.	The value of unexercised in-the-money options at December
31, 1996 is
based on the difference between $.09 per
share and the per share option exercise price, multiplied by the number of
shares of common stock underlying such
option.


Compensation of Directors

During 1996, Directors were not compensated for their Board or Committee activities.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth information as of March 1, 1997 with respect to beneficial ownership of shares of the Company's outstanding Common Stock and Preferred Stock by (i) each person known to the Company to own more than five percent of its Common Stock or Preferred
Stock, (ii) each Director, and (iii) all Directors and Officers as a group.

      			Common Stock        	    	Preferred Stock
Number of				Number
Name and Address	Shares      	Percent   Shares   	Percent
Joseph C. Abeles	8,568,4251		19.30	-----	-----
  c/o Abel Associates
  220 E. 42nd Street
  New York, NY  10017

John A. Cenerazzo	1,155,2002		2.60		-----	-----
Stokesay Castle Lane
Reading, PA  19606

Stephen F. Hiu		  788,8333		1.78		----- 	-----
  9110 Red Branch Road
  Columbia, MD  21045

Thomas L. Kempner	 9,858,1914	22.21	----- 	-----
  c/o Loeb Partners Corporation
  61 Broadway
  New York, NY  10006

Michael G. Kimelman	2,705,5255		6.09		----- 	-----
  c/o Kimelman & Baird, LLC
  100 Park Avenue, Suite 1105
  New York, NY  10017


Sidney R. Knafel	8,364,9266		18.85	-----	-----
  c/o SRK Management
  126 East 56th Street
  New York, NY  10022

Patrick F. Monahan	 544,5007		1.22		----- 	-----
  9110 Red Branch Road
  Columbia, MD  21045

All Directors and
Officers			31,985,6008	72.06	-----	-----
as a Group (7 persons)
Dow Chemical Company	   535,0029	1.2 		187,500	100.0%

All Shareholders	44,385,69110	100.0	187,500	100.0%
1	Includes the following: 2,109,404 shares and warrants for
991,344 shares
held by Mr. Abeles, 2,724,393 shares and
warrants for 2,724,393 shares subject to the conversion of
$204,345 of
promissory notes held by Mr. Abeles, 4,140
shares held by Mr. Abeles' wife, 2,250 shares subject to the redemption of 1,125
shares of redeemable preferred
stock held by Mr. Abeles, and 12,500 shares subject to the
redemption of 6,250
shares of redeemable preferred stock
owned by Mr. Abeles' wife.  Mr. Abeles disclaims beneficial
ownership of the
shares held in a trust for which he
is the trustee and the shares held by his wife.

2	Includes 283,458 shares and warrants for 131,192 shares held by Mr.
Cenerazzo, 32,750 shares which are subject
to options currently exercisable or exercisable within 60 days, and includes 414
shares held by Mr. Cenerazzo's wife.
Also includes 353,693 shares and warrants for an additional
353,693 shares
subject to the conversion of $26,529
of promissory notes held by Mr. Cenerazzo.

3	Includes 500 shares held by Dr. Hiu and 788,333 shares which are subject
to options currently exercisable, or
exercisable within sixty days.

4	Includes 386,972 shares and warrants for 212,960 shares held by Mr.
Kempner; 94,000 shares held by a trust under
which Mr. Kempner is one of two trustees and the sole
beneficiary; 1,482,987
shares and warrants for 931,744
shares held by a trust under which Mr. Kempner is one of two trustees and a one-
third beneficiary; 182,526 shares
held by his wife; and 257,880 shares held by trusts under which
Mr. Kempner is
one of two trustees with his brothers
as beneficiaries.  Also includes 3,154,561 shares and warrants for an additional
3,154,561 shares subject to the
conversion of $236,610 of promissory notes held by Mr. Kempner or various trusts
under which Mr. Kempner is
one of two trustees and a direct or indirect beneficiary.  Mr.
Kempner has
disclaimed beneficial ownership of all but
386,972 shares held in his name; 94,000 shares held by a trust under which he is
the sole beneficiary, 494,329 of
the shares held by a trust of which he is a one-third
beneficiary, and 1,557,114
of the shares and warrants for an
additional 1,557,114 of the shares subject to the conversion of promissory notes
held by Mr. Kempner or by trusts
under which Mr. Kempner is one of two trustees and a sole or one-
third
beneficiary; warrants for 212,960 shares
held by Mr. Kempner; and 310,581 of the warrants held by a trust of which Mr.
Kempner is one of two trustees and
a one-third beneficiary.

5	Includes 521,104 shares and warrants for 521,104 shares held by Mr.
Kimelman.  Also includes 263,256 shares held
by Kimelman & Baird, LLC, and 100,000 shares held by his wife, of which Mr.
Kimelman disclaims all but his
partnership interest in Kimelman & Baird, LLC.  Also includes
650,031 shares and
warrants for an additional
650,031 shares subject to the conversion of $48,756 or promissory notes held by
Mr. Kimelman.

6	Includes 1,505,945 shares and warrants for 967,016 shares
held by Mr.
Knafel, and 538,771 shares held in trust for
the benefit of Mr. Knafel's sons.  Also includes 2,676,597 shares and warrants
for an additional 2,676,597 shares
subject to the conversion of $200,760 of promissory notes held by
Mr. Knafel.

7	Includes 2,000 shares held by Mr. Monahan and 542,500 shares which are
subject to options currently exercisable,
or exercisable within sixty days.

8	Includes 1,363,583 shares of common stock which are subject
to options
currently exercisable or exercisable within
60 days; unexpired warrants to purchase 3,755,360 shares of
common stock; 14,750
shares of common stock subject
to the redemption of 7,375 shares of redeemable preferred stock;
and 9,559,275
shares of common stock and
warrants to purchase an additional 9,559,275 shares of common stock subject to
the conversion of $717,000 of
promissory notes held by Directors of the Company.  Preferred stock does not
include 7,375 shares held or
beneficially owned by a Director, which are subject to redemption at the rate of
two shares of common stock for each
preferred share, and have therefore been included in shares of common stock
beneficially owned by Directors at their
equivalent value of 14,750 shares of common stock.  The
redeemable preferred
shares carry voting rights prior to
their redemption at two votes per share.

9	Includes 160,002 shares of common stock which represent
shares issued in
lieu of interest on the $1,500,000
debenture held by Dow, and 375,000 shares of common stock subject to the
conversion of the $1,500,000 debenture.
The debenture carries no voting rights prior to its conversion.
Dow has waived
certain redemption rights as to the
187,500 shares of preferred stock, which it holds and which are not redeemable
at the shareholder's option.  These
limited redemption preferred shares carry no voting rights prior to redemption.

10	For the purposes of this table, total outstanding shares of
common stock
includes shares which are subject to rights
of acquisition within sixty days as follows: 1,898,917 shares of common stock
which are subject to options currently
exercisable; unexpired warrants to purchase 4,290,400 shares of common stock;
9,559,275 shares and warrants to
purchase an additional 9,559,275 shares of common stock which are subject to the
conversion of $717,000 of
promissory notes held by Directors; 375,000 shares of common stock which are
subject to the conversion of the
$1,500,000 debenture held by Dow; and 71,684 shares of common stock which are
subject to the redemption of
35,842 shares of redeemable preferred stock outstanding, and which shares have
not been included in total
outstanding preferred stock for the purposes of this table.



ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective February 15, 1991, the Company accepted subscriptions in a private placement to purchase 4,596,000 newly issued shares of Common Stock from accredited investors, certain of whom were Directors of the Company. The shares were issued at a price of $.25 per share for an aggregate consideration of $1,149,000. The Company engaged the investment-banking firm of Kimelman & Baird, LLC ("Firm") to act as placement agent for the offering. Michael G.
Kimelman, a general partner, and Anthony B. Low-Beer, at the time an employee of
Kimelman & Baird, primarily directed
placement efforts. The Company agreed to pay the Firm, an unrelated employee of the Firm and Anthony B. Low-Beer an aggregate placement fee in the form of a Warrant to purchase 800,000 shares of
Common Stock at an exercise price of $.25 per share exercisable over a period of four years ending February 14, 1995. Mr.
Kimelman also serves as a member of the
Board of Directors of the Company.

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

On August 23, 1993 and on or about November 19, 1993, the Company issued
Promissory Notes to certain directors
of the Company for an aggregate consideration of $108,250 and $131,050, respectively. The notes specify that interest will be paid quarterly in arrears at Prime Rate. In addition, at any time before repayment, the value of the note may be converted to common shares of the Company at $.48 per share and the Company will provide a warrant to purchase a like number of shares at $.48 per share.

On February 10, 1994, the Company issued Promissory Notes to certain directors of the Company for an aggregate consideration of $22,000. The notes specify that interest will be paid quarterly in arrears at Prime Rate. In addition, at any time before repayment, the value of the notes may be converted to common shares of the Company at $.375 per share. In the event of any such conversion, warrants to purchase a like number of common shares at a price of $.375 per share shall be issued, which warrant may be exercised by the holder at any time subsequent to delivery.

On September 26, 1994, October 24, 1994, and November 28, 1994, the Company issued Promissory Notes to certain directors of the Company for an aggregate consideration of $50,000,
$50,000, and $48,250, respectively. The notes specify that interest will be paid quarterly in arrears at Prime Rate. In addition, at any time before repayment, the value of the notes may be converted to common shares of the Company at $.25 per share and the Company will provide warrants to purchase a like number of common shares at a price of $.25 per share. $1,750 of this amount was not received until January, 1995.

On January 23, 1995, and March 7, 1995, the Company issued additional promissory notes to certain directors of the Company for an aggregate consideration of $125,000. The notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.1875 per share for the note issued January 23, 1995 and at $.125 per share for the note issued March 7, 1995 and to receive warrants for an equivalent number of common shares at $.1875 per share for the note issued January 23, 1995 and at $.125 per share for the note issued March 7, 1995.

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

On April 23, 1996, May 9, 1996 and June 7, 1996, the Company issued Promissory
Notes to certain Directors of the Company for an aggregate consideration of
$177,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.06 per share for the notes issued April 23, 1996 and May 9, 1996, and at $.05 for the note issued June 7, 1996, and to receive warrants for an equivalent number of common shares at $.06 per share for the notes issued April 23, 1996 and May 9, 1996 and at $.05 per share for the note issued June
7, 1996.

On July 24, 1996 and September 24, 1996, the Company issued Promissory Notes to certain Directors of the
Company for an aggregate consideration of $160,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.115 per share for the note issued July 24, 1996 and at $.125 per share for the note issued September 24, 1996, and to receive warrants for an equivalent number of common shares at $.115 per share for the note issued July 24, 1996 and $.125 per share for the note issued September 24, 1996.
The unpaid portion of these Promissory Notes as of December 31, 1996 was $4,760.

On November 13, 1996 and December 11, 1996, the Company issued Promissory Notes to certain Directors of the
Company for an aggregate consideration of $140,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.09 per share for the notes dated November 13, 1996 and December 11, 1996, and to receive warrants for an equivalent number of common shares at $.09 per share for the note issued November 13, 1996 and December 11, 1996. The unpaid portion of these
Promissory Notes as of December 31,
1996 was $12,110.

On January 15, 1997 the Company issued Promissory Notes to certain Directors of the Company for an aggregate consideration of $70,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.07 per share and to receive warrants for an equivalent number of common shares at $.07 per share.

On February 24, 1997 the Company issued Promissory Notes to certain Directors of the Company for an aggregate consideration of $100,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.11 per share and to receive warrants for an equivalent number of common shares at $.11 per share.

PART IV

ITEM 13.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS
ON FORM 8-K

A.1.	The following financial statements relating to 1996 and 1995 are filed as
a part of this Report:

Independent Auditors' Report.
Balance Sheet as of December 31, 1996.
Statements of Operations for the years ended December 31, 1996 and December 31,
1995.
Statements of Stockholders' Deficit for the years ended December
31, 1996 and
December 31, 1995.
Statements of Cash Flows for the years ended December 31, 1996 and December 31,
1995.
Notes to Financial Statements.

A.1.a.	The following financial statement schedules relating to
1996 and
1995 are filed as a part of this Report:

Schedule V.		Property, Plant and Equipment.
Schedule VI.		Accumulated Depreciation and Amortization of
				Property, Plant and Equipment.
Schedule X.		Supplementary Income Statement Information.

A.2.	Exhibits filed herewith or incorporated by reference herein
are set forth
in the following table prepared in accordance with Item 601 of Regulations S-K.

3.1	Articles of Incorporation of the Registrant, constituting
Exhibit 3.1 to
Registration Statement No. 33-5441
on Form S-1, and Amendment, constituting Exhibit 3.1 to
Registration Statement
No. 33-23266, are hereby
incorporated herein by reference.

3.2	Articles Supplementary of the Registrant filed September 28,
1987 and
October 26, 1987 constituting
Exhibit 3.2 to Registration Statement No. 33-18179 are hereby incorporated herein by reference.

3.3	By-Laws, constituting Exhibit 3.2 to the Registrant's
Registration
Statement No. 33-5441 on Form S-1, are
hereby incorporated herein by reference.

4.1	Form of Underwriter's Warrant, constituting  Exhibit 4 to
Registration
Statement No. 33-5441 on Form S-1,
is hereby incorporated herein by reference.

4.2	Form of Preferred Stock Certificate constituting Exhibit 4.2 to
Registration Statement No. 33-18179 is
hereby incorporated herein by reference.

4.3	Form of Warrant Certificate and Warrant Agreement dated as
of May 31, 1988
between the Registrant and
Manufacturers Hanover Trust Company, constituting Exhibit 4.3 to
Registration
Statement No. 33-5441 on Form S-1, is hereby incorporated herein by reference.

4.4	Form of Variable Rate Convertible Subordinated Debenture Due
2002 (Class
A), constituting Exhibit 4.4
to Registration Statement No. 33-5441 on Form S-1, is hereby incorporated herein by reference.

10.1	Agreement, effective as of September 16, 1985, between IGI
Biotechnology,
Inc. and Hercules Incorporated
constituting Exhibit 10.9 to the Registration Statement No. 33-
5441 on Form S-1
is hereby incorporated
herein by reference.

10.2	1986 Stock Option Plan of IGENE Biotechnology, Inc.
constituting Exhibit
(10)(15) to the Registrant's
Report on Form 10-K for the year ended December 31, 1986 is hereby incorporated herein by reference.

10.3	Letter Agreement dated October 15, 1987 between Hercules
Specialty
Chemicals Company and the
Registrant constituting Exhibit 10.17 to the Registrant Statement
No. 18179 on
Form S-1 is hereby incorporated herein by reference.

10.4	Form of Conversion and Exchange Agreement used in May 1988
in connection
with the conversion and exchange by certain holders of shares of Preferred Stock for Common Stock and Warrants, constituting Exhibit 10.19 to Registration
Statement No. 33-5441 on Form S-1, is hereby incorporated herein by reference.

10.5.	Exchange Agreement made as of July 1, 1988 between the
Registrant and
Essex Industrial Chemicals, Inc.
with respect to the exchange of 187,500 shares of Preferred Stock for a
Debenture, constituting Exhibit

10.6	Preferred Stockholders' Waiver Agreement dated May 5, 1988,
incorporated
by reference to the identically
numbered exhibit in Form S-1 Registration Statement No. 33-23266.

10.7	Form of Agreement between the Registrant and Certain
Investors in
Preferred Stock dated September 30,
1987, incorporated by reference to the identically numbered
exhibit in Amendment
No. 1 to Form S-1 Registration Statement No. 33-23266.

10.8	Agreement of Lease effected February 1, 1991 between
Columbia Warehouse
Limited Partnership and
IGENE Biotechnology, Inc. constituting exhibit 10.8 to the registrant's report on Form 10-K for the year ended December 31, 1991 is hereby incorporated herein by reference.

10.9	Letter of Intent as of March 26, 1993, between Burns Philp
Food Inc. and
IGENE Biotechnology, Inc.
constituting Exhibit 10.9 to the Registrant's Report on Form 10-
KSB for the year
ended December 31, 1992
is hereby incorporated herein by reference.

10.10	Technology Evaluation Agreement as of March 4, 1994
between the Food
Science Group of Pfizer Inc and
IGENE Biotechnology, Inc. constituting Exhibit 10.10 to the
Registrant's Report
on Form 10-KSB for the
year ended December 31, 1993 are hereby incorporated herein by reference.

10.11	Letter Agreement executed May 11, 1995 between Archer
Daniels Midland and
IGENE Biotechnology,
Inc., along with November 11, 1995 Amendment, constituting
Exhibit 10.11 to the
Registrant's Report on
Form 10-KSB for the year ended December 31, 1995 is incorporated herein by reference.

10.12	Amendment to 1986 Stock Option Plan of IGENE
Biotechnology, Inc. having
been filed electronically on
October 16, 1995 within the Company's Preliminary Proxy Statement and voted on at the Company's December 14, 1995 Annual Meeting of Shareholders is hereby incorporated herein by reference.

10.13	Agreement of Lease effected December 15, 1995 between
Columbia Warehouse
Limited Partnership and
IGENE Biotechnology, Inc. constituting Exhibit 10.13 to the registrant's report on Form 10-KSB for the year ended December 31, 1995 is incorporated herein by reference.

(b)	No reports on Form 8-K were filed during the Fourth Quarter
of 1996.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IGENE
Biotechnology, Inc. as of
December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.
Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying financial statements and financial statement schedules have been prepared assuming that IGENE
Biotechnology, Inc. will continue as a going concern. As discussed in note 13 to the financial statements, the Company's recurring losses and limited capitalization raise substantial doubt about the
Company's ability to continue as a going concern.
Management's plans in regard to these matters are described in note 13.  The
financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.

BERENSON & COMPANY LLP
March 13, 1997
New York, NY

IGENE Biotechnology, Inc.
Statement of Operations Data

Years Ended December 31,
       		1996    	1995    	1994     	1993   	1992
Sales		43,091   25,563	   	113,166 	68,516	165,060

Total
Revenues	 	66,573 	274,978 	363,349 	69,089 	170,654

Cost
of Sales 		23,198	16,878 	36,945	32,137	118,652

Research, Development
and Pilot Plant
Expenses		309,351	348,139	391,912	329,030	409,645

Other
Expenses  		512,504	447,335	474,752	416,489	432,380

Net Loss		(776,873)	(503,156)	(540,260)	(708,567)	(790,023)

Net Loss
Per Common
Share (1)		(.04)	 ( .04)	 (.04)	 (.06)	(.07)

Coverage Deficiency
of Fixed
Charges (2)	921,572 	647,695	 684,959	853,266	934,722


IGENE Biotechnology, Inc.
Balance Sheet Data
As of December 31
	     	1996    	1995  	1994     	1993    	1992
Cash
and Cash
Equivalents  	41,339	8,326	 19,529	65,897	128,118

Working
Capital
(Deficit)  	(983,816)	(336,992)	 (645,815)(286,881)	(26,918)

Total Assets  	109,054	104,255	 77,556	258,417	315,834

Long-term Debt 	1,500,000	 1,500,000	 1,500,000	 1,500,000	 1,500,000

Total
Liabilities 	2,562,799	 1,901,127	 2,177,572	 1,938,173	 1,677,272

Redeemable
Preferred Stock  475,982	   484,643	  463,104	   438,405	    13,706

Stockholders'
Deficit   (2,929,727)(2,281,515)(2,563,119)(2,118,161)(1,775,144)

Common
Shares
Outstanding 18,631,139 18,572,805 13,028,571 12,975,237 2,475,853

Preferred
Shares
Outstanding    223,342 	225,842 	226,092 	226,092 	226,092

1	Net loss per common share for the year ended December 31,
1992 is based on
12,084,190 shares.  Net loss per common
share for each of the years in the four-year period ended
December 31, 1996 is
based on 12,769,011, 13,002,050, 13,694,343
and 18,604,171 weighted average shares, respectively.  For
purposes of computing
net loss per common share, the amount
of net loss has been increased by dividends declared and
cumulative undeclared
dividends in arrears on preferred stock.

2	Earnings are not adequate to cover fixed charges.  The
"coverage
deficiency of fixed charges" for each year is equal
to the net loss for the year plus dividends on preferred stock.


				IGENE Biotechnology, Inc.
					Balance Sheet
					December 31
										1996
ASSETS
CURRENT ASSETS
	Cash and cash equivalents			$      41,339
Accounts receivable  					   9,996
Supplies 								   6,126
Prepaid Expenses 						   4,652
Due from stockholders (note 6)	   			  16,870

TOTAL CURRENT ASSETS	     				  78,983
OTHER ASSETS
 	Property and equipment, net (note 3) 	  19,471
	Security deposits 	      			  10,600

TOTAL ASSETS						$     109,054

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and
 	accrued expenses (note 4) 		$     300,799
Debenture interest payable (note 5)	     	  45,000
Promissory notes payable (note 6)	     	 717,000

TOTAL CURRENT LIABILITIES 	   		    1,062,799

OTHER LIABILITIES
Variable rate subordinated
	debenture (note 5) 				    1,500,000

TOTAL LIABILITIES                       	    2,562,799


COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)
REDEEMABLE PREFERRED STOCK
Carrying amount of redeemable preferred stock,
8% cumulative, Convertible, voting, Series A,
$.01 par value per share.  Stated Value $13.28
per share. Authorized 920,000 shares; issued
35,842 shares.  Redemption amount $475,982
(notes 5, 7 and 8)	  				    	    475,982
STOCKHOLDERS' DEFICIT (notes 7 and 8)
Preferred stock -- $.01 par value per share.
	8% cumulative, Convertible, voting, Series A.
	Authorized and issued 187,500 shares
	(aggregate involuntary liquidation value
	of $2,490,000)						    1,875
Common stock -- $.01 par value per share.
	Authorized 35,000,000 shares;
	Issued 18,631,139 shares				    186,311
Additional paid-in capital				    17,971,220
Deficit		 						   (21,089,133)

TOTAL STOCKHOLDERS' DEFICIT				   (2,929,727)



	TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT				    $  109,054


The accompanying notes are an integral part of the financial statements.

				IGENE Biotechnology, Inc.
				Statements of Operations


Years ended December 31,
                              		     1996  		1995
Sales 							43,091		25,563
Cost of sales 					     23,198 	     16,878

     Gross profit 					19,893 	  	8,685

Technology licensing income (note 14)	-- 			225,000
Technology services income (note 14)   	23,482		24,415

     Net sales 		      			43,375 	     258,100

Selling, general and administrative expenses:
Marketing and selling 	 			5,438 		12,813
Research, development and pilot plant 	309,351 		348,139
General and administrative 		     331,211 	     303,998

     Total selling, general
	and administrative expenses 		646,000 	     664,950

Operating loss 						(602,625)		(406,850)

Other income (expenses):
Forgiveness of Debt  (note 6)			-- 			33,395
Investment income 					1,607 	   	527
Other income (expense) 				(4,743)		296
	Interest expense 		    		(171,112)	    	(130,524)

Net Loss    						(776,873)		(503,156)

Deficit at beginning of year 			(20,312,260)(19,809,104)

Deficit at end of year 			  $(21,089,133)	$(20,312,260)

Net loss per common share (note 9) 	  $(.04)	       $(.04)


The accompanying notes are an integral part of the financial statements.

				IGENE Biotechnology, Inc.
			Statements of Stockholders' Deficit

		Redeemable
	   			Preferred Stock  Preferred Stock Common Stock
			     (Shares/Amount)(Shares/Amount)(Shares/Amount)
Balance at
December 31,
1994           38,592/$463,104 187,500/$1,875 13,028,571/$130,285

Issuance of 53,334 shares of common stock as
payment of interest on variable rate
subordinate debenture
(note 5)		--- 				--- 			53,334/$533

Cumulative undeclared
dividends on redeemable
preferred
stock		24,539 	          --- 	               ---

Issuance of 1,200,000 shares of common stock
pursuant to direct purchase of shares by
certain directors of the Company
(note 8)		--- 				--- 		1,200,000/$12,000
Issuance of 4,290,400 shares of common stock
on conversion of promissory
notes 		--- 				--- 		4,290,400/$42,905

Conversion of redeemable preferred stock
into
common stock 	(250)/$(3,000)		--- 		500/$5

Net loss
for 1995 		--- 	 	         	--- 	      ---

Balance at
December 31,
1995 		38,342/$484,643 187,500/$1,875	18,572,805/$185,728

Issuance of
53,334 shares of common stock as
payment of interest on variable rate
subordinate debenture
(note 5)		--- 				--- 		53,334/$533

Cumulative undeclared dividends on redeemable
preferred
stock	  	22,939 	          --- 	      ---

Conversion of redeemable preferred stock
into
common stock 	(2,500)/$(31,600)	--- 		5,000/$50

Net loss
for 1996     	--- 	    	        	--- 	 	---

Balance at
December 31,
1996 	  	35,842/$475,982  187,500/$1,875 8,631,139/$186,311



The accompanying notes are an integral part of the financial statements.

IGENE Biotechnology, Inc.
Statements of Stockholders' Deficit
(Continued)



              	Additional      		    	Total Stockholder's
	   		Paid-In Capital Deficit 		Deficit

Balance at
December 31,
1994 	     17,113,824 	(19,809,104)	(2,563,120)

Issuance of 53,334 shares of common stock as
payment of interest on variable rate
subordinate debenture
(note 5)		119,467 		--- 	   		120,000

Cumulative undeclared dividends on redeemable
preferred stock	 (24,539)	  	--- 	           (24,539)

Issuance of 1,200,000 shares of common stock
pursuant to direct purchase of shares by
certain directors of
the Company
(note 8)		138,000 	  	--- 			150,000

Issuance of 4,290,400 shares of common stock
on conversion of promissory
notes 		493,395 		--- 			536,300

Conversion of redeemable preferred stock
  into
common stock 	2,995 		--- 			3,000

Net loss
for 1995 		--- 	  		(503,156)	 	(503,156)

Balance at
December 31,
1995 	 	$17,843,142 	$(20,312,260)	$(2,281,515)

Issuance of 53,334 shares of common stock as
payment of interest on variable rate
subordinate debenture
(note 5)		119,467 		--- 	   		120,000

Cumulative undeclared dividends on redeemable
preferred stock(22,939)	    	--- 	   		(22,939)

Conversion of redeemable preferred stock
  into common
  stock 		31,550 		--- 			31,600

Net loss
for 1996 	      --- 	 		(776,873)	    (776,873)

Balance at
December 31,
1996 	  $17,971,220 		$(21,089,133)	$(2,929,727)

The accompanying notes are an integral part of the financial statements.


			IGENE Biotechnology, Inc.
			Statements of Cash Flows
							Years ended December 31,
							1996			1995
Cash flows from operating activities:
Net loss						$(776,873)		($503,156)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation 	 			6,261 		 8,048
    Loss on sale of assets 	 	4,743 	  	 ---
Interest on debenture paid
in shares of
common stock	 				120,000 		120,000
Decrease
(increase) in:
        Accounts receivable	  	1,133 	 	(339)
        Pepaid expenses,
		supplies and deposits	(10,778)		1,438
Increase (decrease) in:
	   Accounts payable and
	   other accrued expenses		44,672 	      33,105

Net cash used in operating
	   activities		  		(610,842)	   	(340,904)

Cash flows from investing activities:
Capital expenditures		 	     (955) 	     (2,369)

Net cash used in investing
activities 		       		(955)	     (2,369)

Cash flows from financing activities:
Proceeds from issuance
of common stock				   	-- 			150,000
Issuance of promissory notes	    644,810 	     182,070

Net cash provided by
financing activities			    644,810 	     332,070

Net increase (decrease) in cash 	33,013 		(11,203)

Cash and cash equivalents -
beginning of the year		      8,326 	      19,529
Cash and cash equivalents -
end of the year		 		    	41,339 	       8,326

Supplementary disclosure and cash flow information:
	Cash paid during the
year for interest		$       --- 	$        ---
	Cash paid during the
year for income taxes		   --- 		    ---

Non-cash investing and financing activities:
During 1996 and 1995, the Company issued 53,334 shares of common stock in each
year in payment of interest on the
variable rate subordinated debenture.  If paid in cash, the
interest would have
been payable at 8% during 1996 and 1995,
or $120,000 per year.  Shares may be issued in lieu of cash under the debenture
agreement at the higher of $2.25 per share
or market price per share.  The stock was issued and related interest was paid
in 1996 and 1995 at $2.25 per share, or
$120,000 in each year.  (See also note 5)
During 1996 and 1995 the Company recorded dividends in arrears on
8% redeemable
preferred stock at $.64 per share
aggregating $22,939 and $24,539, respectively in each year which has been
removed from paid-in capital and included in the
carrying value of the redeemable preferred stock.  (See also note
7)

During 1995 the Company issued 4,290,400 shares of common stock pursuant to the conversion of $536,300 of promissory notes held by certain directors of the Company. (See also note 8)
During 1995 the Company issued promissory notes to certain directors of the
Company in the face amount of $226,750. As of December 31, 1995 $182,070 had been received in cash proceeds by the Company.
$44,680 remained due from certain
directors of the Company on December 31, 1995, which was received during 1996.
(See also note 8)

During 1996 the Company issued promissory notes to certain
directors of the
Company in the face amount of $617,000.  As
of December 31, 1996 $600,130 had been received in cash proceeds by the Company.
$16,870 remained due from certain
directors of the Company as of December 31, 1996. (See also note
8)

The accompanying notes are an integral part of the financial statements.


IGENE Biotechnology, Inc.
Notes to Financial Statements

(1)	Nature of Business

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

(2)	Summary of Significant Accounting Policies

Cash and cash equivalents

For purposes of the financial statements, cash equivalents have been combined with cash. The Company considers cash equivalents to be short-term, highly liquid investments that have maturities of less than three months. These include interest bearing money market accounts.

Research and development costs

For financial reporting purposes, research, development and pilot plant scale-up costs are charged to expense when incurred.

Depreciation

Depreciation of property and equipment is provided under the straight-line method over the useful lives of the respective assets.

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

Fair value of financial instruments

The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of those instruments. The carrying amount of lone-term debt approximates fair value because of similar current rates at which the Company could borrow funds with consistent remaining maturities.

Sales Returns

The Company records sales returns in the period in which the product is returned, rather than estimating future returns of current sales, since they are expected to be immaterial in amount.

Interest on Variable Rate Subordinated Debenture

The Company records interest on its variable rate subordinated debenture (see also note 6) at a level rate of 8% through October 1, 1996; rather than at the fair-market value of shares which have been issued in lieu of cash payments of interest. This is an estimated average rate based on the Company's plan to continue (as it has since
October 1, 1989) to pay interest on the debenture by issuing shares of common stock at the higher of $2.25 per share or the current market value of the Company's shares, as allowed under the terms of the debenture. If the market value of the Company's stock remains below $2.25 per share (during the period from October 1989 through December
1995 its highest price was $1.25) the Company can continue to issue stock in lieu of cash payments at $2.25 per share. Effective October 1, 1996 the Company will begin recording interest on its variable rate subordinated debenture at a level rate of 12%; rather than at the fair-market value of shares, which have been issued in lieu of cash payments of interest.

			IGENE Biotechnology, Inc.
			Notes to Financial Statements
			(continued)


Accounting for stock based compensation

The Company applies APB Opinion 25 in accounting for employee stock option plans
(note 8).  Accordingly, no
compensation cost has been recognized in 1996 and 1995. Had compensation cost been determined on the basis of FASB
Statement 123, the following changes would have resulted:

1996 1995
Net loss:
		As reported	$  	(776,873)	$  	(503,156)
		Pro forma			(781,189)		(503,156)

Net loss per common share:
		As reported	$      (.04)	$      (.04)
		Pro forma			  (.04)		  (.04)

The fair value of compensation was computed using an option-pricing model which took into account the following factors as of the grant date:

* The exercise price and expected life of the option.
* The current price of the stock and its expected volatility.
* Expected dividends, if any.
* The risk-free interest rate for the expected term of the option using Treasury
Note rates with a remaining term equal to the expected life of the options.


(3)	Property and Equipment

Property and equipment are stated at cost and are summarized as follows:
Laboratory equipment and fixtures               $   70,060
Pilot plant equipment and fixtures                   8,200
Machinery and equipment                             57,979
Office furniture and fixtures                       33,526
                                                   169,765
Less accumulated depreciation                      150,294
                                                $   19,471


(4)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:
Accounts payable                                $  251,050
Audit fees and payroll taxes                        13,600
Accrued interest, promissory notes                  36,149
                                                $  300,799


(5)	Variable Rate Subordinated Debenture

In July 1988, the Company and a principal holder of the Company's redeemable preferred stock agreed to exchange 187,500 shares of the Company's 8% cumulative convertible preferred stock, Series A for a $1,500,000 variable rate convertible subordinated debenture due 2002, Class
A.

			IGENE Biotechnology, Inc.
			Notes to Financial Statements
			(continued)

The debenture bears interest at a rate of 8% per annum through September 30,
1996 and thereafter at a rate
of 12% per annum.  Interest was payable in cash through October
1, 1989.
Thereafter, the debenture agreement
provides that at the option and at the discretion of the Company, interest may be paid in shares of the Company's common stock at the greater of $2.25 per share or the average market value per share. During 1996 and 1995, the Company issued 106,668 of its common stock as payment of interest on the debenture. The debenture is convertible into common stock of the Company at any time at the option of the holder at an initial rate of $4 per share of common stock. The debenture is redeemable at the option of the Company at any interest payment date at par value plus accrued interest. Upon maturity of the debenture, the Company, at its option, may repay the remaining principal in shares of 8% cumulative convertible preferred stock, Series B at a rate of $8 per preferred share.

(6)	Promissory Notes Payable

On August 23, and November 19, 1993, the Company issued promissory notes to certain directors of the Company for an aggregate consideration of $239,300. The notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.48 per share and to receive a warrant for an equivalent number of common shares at $.48 per share. The promissory notes were due on demand with interest charged at the prime rate.

On February 10, 1994, and September 26, October 24, 1994 and November 28, 1994, the Company issued additional promissory notes to certain directors of the Company for an aggregate consideration of $170,250. The notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.375 per share for the note issued February 10, 1994 and at $.25 per share for all other notes and to receive warrants for an equivalent number of common shares at $.375 per share for the note issued February 10, 1994 and at
$.25 per share for all other notes. These promissory notes were also due on demand with interest charged at the prime rate.

On January 23, 1995, and March 7, 1995, the Company issued additional promissory notes to certain directors of the Company for an aggregate consideration of $125,000. The notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at
$.1875 per share for the note issued
January 23, 1995 and at $.125 per share for the note issued March
7, 1995 and to
receive warrants for an equivalent
number of common shares at $.1875 per share for the note issued January 23, 1995 and at $.125 per share for the note issued March 7, 1995.

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

			IGENE Biotechnology, Inc.
			Notes to Financial Statements
			(continued)


On April 23, 1996, May 9, 1996 and June 7, 1996, the Company issued Promissory
Notes to certain Directors
of the Company for an aggregate consideration of $177,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at
$.06 per share for the notes issued
April 23, 1996 and May 9, 1996, and at $.05 for the note issued
June 7, 1996,
and to receive warrants for an
equivalent number of common shares at $.06 per share for the notes issued April
23, 1996 and May 9, 1996 and at $.05
per share for the note issued June 7, 1996.

On July 24, 1996 and September 24, 1996, the Company issued Promissory Notes to certain Directors of the
Company for an aggregate consideration of $160,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.115 per share for the note issued July
24, 1996 and at $.125 per share for the note issued September 24, 1996, and to receive warrants for an equivalent number of common shares at $.115 per share for the note issued July 24, 1996 and
$.125 per share for the note issued
September 24, 1996. As of December 31, 1996 the unpaid portion of these
Promissory Notes was $4,760.

On November 13, 1996 and December 11, 1996, the Company issued Promissory Notes to certain Directors of the
Company for an aggregate consideration of $140,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.09 per share for the notes dated
November 13, 1996 and December 11, 1996, and to receive warrants for an equivalent number of common shares at $.09 per share for the note issued November 13, 1996 and December 11, 1996. As of
December 31, 1996 the unpaid portion
of these Promissory Notes was $12,110.

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

Shares of redeemable preferred stock are redeemable for cash in whole or in part at the option of the Company at any time at the stated value plus accrued and unpaid dividends to the redemption date. Dividends are cumulative and payable quarterly on January 1, April 1, July 1 and October 1, since January
1, 1988.  See note 5 relating to
exchange of redeemable preferred stock and note 8 relating to conversion of redeemable preferred stock and waiver of redemption privileges. Mandatory redemption is required by October 2002. As of December 31, 1996, cumulative dividends in arrears totaled $189,246 ($5.28 per share) and were included in carrying value of redeemable preferred stock. See Note 5 relating to exchange of redeemable preferred stock and Note 8 relating to conversion of redeemable preferred stock and waiver of redemption privileges.

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

			IGENE Biotechnology, Inc.
			Notes to Financial Statements
			(continued)


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

On January 11, 1996, warrants to purchase 1,418,502 shares of common stock of the Company at $.05 were granted to the CEO of the Company, and options to purchase 800,000 shares to two officers of the Company at $.05 per common share. One-third of the shares were to be vested immediately and one-third on each anniversary of the grant. The Compensation Committee also recommended the conversion of previously granted employee stock options issued between March 9, 1987 to March 9, 1995 to options at $.05 per share, which was the fair market value at that time. The Board of Directors approved this recommendation on April 17, 1996.
Upon termination of the CEO in
January 1997, only 472,834 of shares granted to the CEO were vested and are exercisable until January 7, 1998.

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

			IGENE Biotechnology, Inc.
			Notes to Financial Statements
			(continued)

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

The following table summarizes options and warrants issued, outstanding and exercisable:

						December 31,
					1996                   1995
Issued                7,508,652             5,642,550
Outstanding           7,403,652             5,537,550
Exercisable           5,822,651             5,237,550


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

On January 23, 1996 a holder of preferred stock converted 2,500 shares of preferred stock into 5,000 share of common stock of the Company.

At December 31, 1996, cumulative dividends in arrears totaled
$990,000 ($5.28
per share) and were included
in the aggregate involuntary liquidation value of the preferred stock.

At December 31, 1996, 187,500 shares of authorized but unissued preferred stock were reserved for issuance upon maturity of the variable rate subordinated debenture.

(9)	Net Loss Per Common Share

Net loss per common share for 1996 and 1995 is based on 18,604,171 and
13,694,343 weighted average shares,
respectively. For purposes of computing net loss per common share, the amount of net loss has been increased by dividends declared and cumulative undeclared dividends in arrears on preferred stock.

			IGENE Biotechnology, Inc.
			Notes to Financial Statements
			(continued)

(10)	Commitments

The Company is obligated for office and laboratory facilities and other rentals under separate operating lease agreements, which expire in 2001. The basic annual rentals are expected to be between $57,000 - $59,000 under such leases. Annual rent expense relating to the leases for the years ended
December 31, 1996 and 1995 approximated
$68,000 and $83,000, respectively.

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

(11)	Contingencies

On September 24, 1982, the Company and McKesson Corporation formed a joint venture for the purpose of developing, manufacturing and selling certain whey-based products. On June 26,
1984, McKesson Corporation assigned
to the Company all of its rights, titles and interests in the joint venture in consideration of a cash payment for the joint venture's inventory and a commitment to pay an additional amount of approximately $500,000, payable without interest in five equal annual installments, commencing after the first fiscal year in which the Company attains pre-tax profits, as defined, or at least $1 million. Because the payment is dependent upon the Company's attaining profitable operations in the future, no liability therefore has been reflected in the accompanying balance sheet.

In May 1995, the Company signed a non-exclusive licensing agreement with Archer
Daniels Midland Company
("ADM") for the manufacture and sale of AstaXin(r).  On February
29, 1996 ADM
informed the Company that it had decided not to utilize the Technology and requested that IGENE return approximately
$250,000 in payments under the License
Agreement. IGENE maintains that ADM is not entitled to the payments and that additional monies are owed to IGENE.
It is management's contention that it is not probable that this dispute will result in an unfavorable outcome.
Accordingly, no liability has been reflected in the accompanying balance sheet.

(12)	Income Taxes

At December 31, 1996 and 1995, the Company has federal and state net operating loss carry-forwards of approximately $20,100,000 and $19,300,000, respectively, that expire from 1997 to 2011. The recorded deferred tax asset, representing the expected benefit from the future realization of the net operating losses, net of the valuation allowance, was $-0- for both years.

The sources of the deferred tax asset is approximately as
follows:
										1996
Net operating loss carry-forward benefit		$  8,200,000
Valuation allowance						  (8,200,000)
Deferred tax asset						$      -

(13)	Uncertainty

The Company has incurred net losses in each year of its existence, aggregating approximately $21,100,000 from inception to December 31, 1996 and its liabilities and redeemable preferred stock exceeded its assets by approximately $2,900,000 at that date. These factors indicate that the Company will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

			IGENE Biotechnology, Inc.
			Notes to Financial Statements
			(continued)

Management has instituted a program of significant cost reductions, deferred all except immediately necessary capital expenditures, and suspended payment of dividends on the Company's preferred stock payments. The implementation of these measures to conserve working capital together with the successful marketing and licensing of the Company's products, which management hopes to achieve, may permit the
Company to attract additional capital
and enable it to continue.

The Company is actively seeking and is in discussion with a potential manufacturer of its AstaXin(r) technology. The Company believes this technology to be highly marketable and is hopeful that an income-producing technology licensing agreement could be executed during 1997 for this product.

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

On May 11, 1995 the Company and Archer-Daniels-Midland Company
signed a non-
exclusive licensing agreement
for AstaXin(r).  The Agreement provided for an initial payment of
$200,000 and
royalties based on sales.  In addition,
the Company received $23,482 and $24,415 in 1996 and 1995,
respectively, for
technology services pertaining to the
Agreement.  The Company also received payment of $25,000 in
December, 1995 under
the terms of the Agreement.   On
February 29, 1996 Archer-Daniels-Midland Company terminated its
Licensing
Agreement with the Company (See Note 11).

(15)	Subsequent Events

Effective January 1, 1997 the Company initiated a SIMPLE retirement plan. All employees who received at least $5,000 of compensation for the preceding year are eligible to participate in the plan. The Company makes a non-elective contribution for each participating employee equal to 2% of each such employee's compensation.

On January 15, 1997 the Company issued Promissory Notes to certain Directors of the Company for an aggregate consideration of $70,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.07 per share and to receive warrants for an equivalent number of common shares at $.07 per share.

On February 24, 1997 the Company issued Promissory Notes to certain Directors of the Company for an aggregate consideration of $100,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.11 per share and to receive warrants for an equivalent number of common shares at $.11 per share.

Schedule V

IGENE Biotechnology, Inc.
Property, Plant and Equipment

				Balance at			   			Balance
                    Beginning 		Additions 			at end
Classification		of period		at cost Retirements	of period
Year ended December 31, 1996:
Laboratory equipment
and fixtures		$   85,092		$ --- 	$ 15,032 	$ 70,060
Pilot plant
equipment and
fixtures			    56,862 	  955     	  49,615 	   8,200
	Machinery
	and equipment	   101,683		  ---       43,704	  57,979
Office furniture
and fixtures	   	    42,864	       ---        9,338	  33,526

				$ 286,501 		$ 955 	$117,689 	$169,765

Schedule VI

Accumulated Depreciation and Amortization of Property, Plant and Equipment

				Balance at		Depreci-  	 		Balance
				beginning 		ation     			at end
Classification		of period 		Expense Retirements	of period
Year ended December 31, 1996:
Laboratory equipment
	and fixtures	$   73,091	$    2,000	$   15,032 $   60,059
Pilot plant equipment
and fixtures			56,863 	   67 	49,614  	7,314
Machinery and equipment	84,234 	 4,122	38,961  	49,395
Office furniture
and fixtures	 		42,792 	    72 	 9,338    33,526

				 $  256,980 $   6,261$  112,946$  150,294

Schedule X
Supplementary Income Statement Information
							   1996   	   1995
	Maintenance and repairs ......	$  27,174	$  35,849
	Taxes, other than
	payroll and income taxes......	   18,193	   15,267

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Columbia, Howard County, State of
Maryland on April 15, 1997.

IGENE Biotechnology, Inc.
Date:	April 15, 1997			By:	   /S/  Stephen F. Hiu,
President



Pursuant to the requirements of the Securities Act of 1933, this report is to be
signed below by the following persons in the
capacities indicated.
Signature					Title
	Date

  /s/  Joseph C. Abeles       Director			April 15, 1997
	(Joseph C. Abeles)
  /s/  John A. Cenerazzo      Director			April 15, 1997
	(John A.
Cenerazzo)
  /s/  Stephen F. Hiu    		Director,
	(Stephen F. Hiu)		President,			April 15, 1997
      					Secretary, and Treasurer
						Chief Financial Officer,
						Chief Accounting Officer
  /s/  Thomas L. Kempner  	Vice Chairman
	(Thomas L. Kempner)		of Board			April 15, 1997
  /s/  Michael G. Kimelman 	Chairman
	(Michael G. Kimelman)	of the Board		April 15, 1997
						of Directors
  /s/  Sidney R. Knafel  		Director			April 15, 1997
	(Sidney R. Knafel)
  /s/  Patrick F. Monahan     Director			April 15, 1997
	(Patrick
F. Monahan)