Form 10QSB
period 1997-03-31
IGENE BIOTECHNOLOGY INC
filed 1997-05-14
CIK 793160

FORM 10QSB

	SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C.  10549

(Mark One)

[ x ]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997

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

YES    X            NO

The number of shares outstanding of the Registrant's $.01 par value Common
Stock as of March 31, 1997 is   18,631,139.

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

	OF THE SECURITIES EXCHANGE ACT OF 1934

	PART I - FINANCIAL INFORMATION




IGENE Biotechnology, Inc.
Balance Sheets
                                               March 31,       March 31,     December 31,
                                                1997            1996            1996
                                             (Unaudited)     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents 			$        4,138	$     17,538  $       41,339
  Accounts receivable 				        19,804          18,229           9,996
  Due from stockholder				        29,540             ---          16,870
  Supplies						           ---    	   ---           6,126
  Prepaid expenses 				           989             911           4,652

       Total current assets 			        54,471          36,678          78,983

Property and equipment, net 			        23,338          27,814          19,471
Security deposits					        10,600          10,600          10,600

							$       88,409  $       75,092  $      109,054

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and
  other accrued expenses 			       306,022         223,833         300,799
  Debenture interest payable 				  90,000          60,000          45,000
  Promissory Notes payable 			       887,000         240,000         717,000

       Total current liabilities 		     1,283,022         534,833       1,062,799

Long term liabilities:
  Variable rate subordinated debenture 	     1,500,000       1,500,000       1,500,000

             Total liabilities 		     2,783,022       2,034,833       2,562,799

Redeemable preferred stock -- 8% cumulative,
	convertible, voting, Series A,
	$.01 par value per share;
	redemption value $13.44,
     	$12.80 and $13.28 per share.
	Authorized 920,000 shares; issued
  	35,842, 35,842, and 35,842 shares	       481,716          458,778        475,982

Stockholders' deficit:
  Preferred stock -- $.01 par value per share.
	8% cumulative, convertible, voting,
	Series A.  Authorized and issued
	187,500 shares (aggregateinvoluntary
	liquidation value of $2,520,000,
	2,400,000, and 2,490,000)		         1,875            1,875          1,875
  Common stock -- $.01 par value per share.
	Authorized 35,000,000 shares;issued
	18,631,139, 13,029,071, and
	18,631,139 shares 			    	 186,311         185,778         186,311
  Additional paid-in capital 			    17,965,485      17,868,958      17,971,220
  Deficit 						   (21,330,002)    (20,475,130)    (21,089,133)

             Total stockholders' deficit 	    (3,176,331)     (2,418,319)     (2,929,727)

                                          $       88,409  $       75,092  $      109,054

The accompanying notes are an integral part of the financial statemen

</TABLE


IGENE Biotechnology, Inc.
Statements of Operations
(Unaudited)



                                        	---  Three months ended ---
                                                         March 31,         March 31,
                                                          1997              1996

Sales 								$     12,194      $     22,969
  Cost of sales 							      10,065            11,435
										 2,129            11,534

Technology services income 					         ---            22,159

Net revenue 							       2,129            34,693

Selling, general and administrative expenses:
     Marketing and selling 					        (792)            1,156
     Research, development and pilot plant 		      89,372            79,103
     General and administrative 				      91,289            83,909

     Total selling, general and
	Administrative expenses					     179,869           164,169

Operating loss							    (177,740)         (129,476)

Other income (expenses):
     Investment income 							   ---                 1
     Joint Venture income 					         ---               ---
     Other income (loss) 				               ---               ---
     Interest expense 						     (63,129)          (33,395)
     Forgiveness of Interest on Promissory Notes 	         ---               ---

Net loss 								    (240,869)         (162,870)

Deficit at beginning of period 				 (21,089,133)      (20,312,260)

Deficit at end of period 					$(21,330,002)     $(20,475,130)

Net loss per common share 					$      (0.01)     $      (0.01)









The accompanying notes are an integral part of the financial statements.

</TABLE


IGENE Biotechnology, Inc.
Statements of Stockholder's Deficit
(Unaudited)
                             Redeemable
 		                       Preferred Stock  	Preferred Stock 	    Common Stock
                      (Shares/Amount)   	(Shares/Amount)  (Shares/Amount)
Balance at
    December 31, 1995         38,342/$484,643 	187,500/$1,878 18,572,805/$185,728

Cumulative undeclared dividends
	on redeemable
  preferred stock                       5,735            ---                 ---

Conversion of preferred
	stock to common stock    (2,500)/$(31,600)           ---           5,000/$50

Net Loss for Quarter ended
	March 31, 1996                        ---  	          --- 	             ---

Balance at
  March 31, 1996              38,342/$458,778 187,500/$1,875  8,577,805/$185,778


Balance at December 31, 1996  35,842/$475,982 187,500/$1,875 18,631,139/$186,311

Cumulative undeclared dividends
  On redeemable preferred stock	5,734          	---           	---

Net Loss for Quarter ended
	March 31, 1997	---          	---           	---

Balance at March 31, 1997     35,842/$481,716 187,500/$1,875 18,631,139/$186,311

















The accompanying notes are an integral part of the financial statements.


IGENE Biotechnology, Inc.
Statements of Stockholder's Deficit
(Unaudited- Continued)
					                                                       Total
	                           Additional 		                   Stockholder's
                            Paid-In Capital    Deficit     	 Deficit
Balance at December 31, 1995          $17,843,142 	 $(20,312,260)   (2,281,515)

Cumulative undeclared
dividends on redeemable
  preferred stock                         (5,734)	          ---         (5,734)

Conversion of preferred
	stock to common stock                  31,550          --- 	        31,600

Net Loss for Quarter ended
	March 31, 1996                            ---      (162,870)	     (162,870)

Balance at
	March 31, 1996                    $17,868,958 	 $(20,475,130)	  $(2,418,519)

Balance at December 1996              $17,971,320  $(21,089,133)  $(2,929,727)

Cumulative undeclared
dividends on redeemable
  preferred stock	(5,735)     	---        	(5,735)

Net Loss for Quarter ended
  	March 31, 1997                            ---      (240,869)     (240,869)

Balance at
	March 31, 1997                     17,965,485   (21,330,002)   (3,176,331)















The accompanying notes are an integral part of the financial statements.

IGENE Biotechnology, Inc.
Statements of Cash Flows
(Unaudited)
                                        ---Three months ended---
		March 31,     March 31,
 		    1997          1996
Cash flows from operating activities:
  Net loss 		$(  240,869)  $(  162,870)
  Adjustments to reconcile
  net loss to net cash
  used in operating activities:
     Depreciation and amortization 		      1,474         1,706
     Changes in assets and liabilities:
        Increase (decrease) in
          accounts payable and
          other accrued expenses 		      5,223       (36,293)
        Debenture interest payable           45,000        30,000
        Decrease (increase) in
          accounts receivable 		     (9,807)       (7,100)
        Decrease (increase) in prepaid
          expenses and deposits 		      9,790         (911)
  Net cash used in
    operating activities 		   (189,189)    (175,468)
Cash flows from investing activities:
  Capital expenditures 		     (5,342)         ---

  Net cash used in investing activities      (5,342)         ---

Cash flows from financing activities:
  Payment of amount due
  from stockholders 		    (12,670)      44,460
  Issuance of promissory notes 		    170,000      140,000
  Net cash provided by (used in)
  financing activities 		    157,330      184,680
Net increase (decrease) in
  cash and cash equivalents 		    (37,201)       9,212
Cash and cash equivalents
  at beginning of year 		     41,339        8,326
Cash and cash equivalents at
  end of period 		$     4,138   $   17,533
Supplementary disclosure -
  cash paid for interest 		$       ---   $      ---

Noncash investing and financing activities:

     During the three months ended March 31, 1997 and 1996, the Company recorded dividends in arrears on 8% redeemable preferred stock at $.16 per share aggregating $5,735 and $5,735 in each period which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

The accompanying notes are an integral part of the financial statements.

	IGENE Biotechnology, Inc.

	NOTES TO FINANCIAL STATEMENTS
	(Unaudited)


(1)	Unaudited Financial Statements

The financial statements presented herein as of March 31, 1997 and 1996 and for the three-month period ended March 31, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

(2)	Inventories

None.

(3)	Stockholders' Equity

At March 31, 1997 and 1996, 71,684 shares of authorized but unissued common stock were reserved for issuance upon conversion of the Company's outstanding preferred stock.

As of March 31, 1997 and 1996, 2,000,000 shares of authorized but unissued common stock were reserved for exercise pursuant to the 1986 Stock Option Plan.

As of March 31, 1996, the Company has reserved shares for the exercise of Warrants to purchase an aggregate of 252,400 shares of Common Stock to Kimelman & Baird, LLC, at $.75 per share expiring June 26, 1996. The Warrants were issued to the aforementioned for acting as placement agent in the Company's private placement of $510,500 in gross proceeds which closed June 26, 1992 and there are substantial restrictions against the transfer of these Warrants. In addition, 680,667 warrants to purchase common stock at $.75 per share were issued to other qualified investors as part of the private placement. These warrants expired June 26, 1996. These Warrants were not publicly traded and thre were no trades of these Warrants before the expiration date.

As of March 31, 1997 and 1996, 800,000 shares of authorized but unissued common stock were reserved for issuance upon reinvestment of interest on the variable rate subordinated debenture and 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the variable rate subordinated debenture.

(4)	Net Loss Per Common Share

Net loss per common share for the three-month periods ended March 31, 1997 and 1996 is based on 18,631,139 and 18,576,596 weighted average shares, respectively. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends in arrears on preferred stock.

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Sales revenue for the quarter ended March 31, 1997 decreased from $22,969 in the first quarter of 1996 to $12,195 in the first quarter of 1997. This decrease (53%) resulted from a decrease in marketing efforts for ClandoSanr as the Company focuses on commercializing its AstaXinr product. Cost of product sales as a percentage of product sales increased from 50% in the first quarter of 1996 to 83% in the first quarter of 1997 because of costs incurred for packaging to meet new EPA labelling requirements. Additional sales of ClandoSanr will depend on continued marketing arrangements with distributors for the product and the Company's own limited direct sales. Long term, the Company hopes to license rights to manufacture, sell, and distribute ClandoSanr. The company expects to continue to focus its efforts on AstaXinr and is in discussion with potential manufacturing and marketing partners for the product. In addition, the Company is actively seeking a contract manufacturer for AstaXinr or a plant which could be leased for production of the product. Long-term production and sale of AstaXinr will depend on the Company's ability to find suitable manufacturing partners as it has no commercial scale manufacturing facilities of its own.

Research, development and pilot plant expenses increased by 13% for the current quarter when compared to the corresponding quarter in 1996. This increase was due to a increase in equipment repairs, as well as utility increases. Research and development costs may be expected to increase gradually in support of increased manufacturing efforts for AstaXinr, but would be offset by technology licensing and sales of the product.

Marketing expenses decreased for the current quarter when compared to the corresponding quarter in 1996 and are related primarily to the Company's ClandoSanr product. Reimbursements for freight which were posted in the 1st quarter of 1997 resulted in a net credit. Marketing expenses related to AstaXinr could be expected to increase if production and sales increase, and will depend on marketing arrangements with distributors of the product. This income would be offset by revenue from sales of product.

General and administrative expenses increased by approximately 9% for the first quarter of 1997 over the same period in 1996. This increase reflects an increase in legal fees for patent maintenance, as well as increased fees related to consulting services.

Interest expense for the quarter ended March 31, 1997 increased by approximately
$29,734 over the same period in the prior year and reflects an increase in accumulating interest due on promissory notes issued to certain directors of the
Company.


As a result of the foregoing, the Company reported a net loss of $240,869, or $.01 per common share during the first quarter of 1997, compared to a net loss of $162,870, or $.01 per common share in the same period in 1996. The weighted average number of common shares outstanding increased to 18,604,171 in the first quarter of 1997 compared to 18,576,596 in the first quarter of 1996. This increase in shares reflects the annual issuance of common stock as payment of interest on a variable note subordinated debenture.





Financial Position

In December 1988, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or increase the liquidation preference or redemption value of the preferred stock. As of March 31, 1997, total dividends in arrears on the Company's preferred stock was $1,214,980, of which $194,980 ($5.44 per share) was included in the carrying value of the redeemable preferred stock and $102,000 ($5.44 per share) was included in the liquidation preference of the preferred stock.

Liquidity and Capital Resources

Historically, the Company has been funded primarily by equity contributions, loans from stockholders and license fees. As of March 31, 1997, the Company had a working capital deficit of approximately $1,229,000, and cash and cash equivalents of $4,138, consisting of proceeds from Promissory Notes issued to certain Directors of the Company described below.

Cash used by operations in the quarters ended March 31, 1997 and 1996 amounted to $189,189 and $175,468, respectively. To date, the Company has achieved only minimal sales of its ClandoSanr and AstaXinr products while it seeks additional manufacturing capability for AstaXinr.

Approximately $5,300 was provided by investing activities for the quarters ended
March 31, 1997 and March 31, 1996. This is reflective of the Company's continued plan to keep capital expenditures to the minimum needed to operate efficiently.

The following is a summary of the Company's financing activities for 1996 and the quarter ended March 31, 1997:


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

On April 23, May 9, and June 7, 1996, the Company issued promissory notes to certain directors of the Company for an aggregate consideration of $177,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.09 per share for the note issued April 23, 1996, $.06 per share for the note issued May 9, 1996, and $.05 per share for the note issued June 7, 1996, and to receive warrants for an equivalent number of common shares at $.09 per share for the note issued April 23, 1996, $.09 per share for the note issued May 9, 1996, and $.05 for the note issued June 7, 1996. The promissory notes are due on demand with interest charged at the prime rate.

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

On November 13, and December 11, 1996, the Company issued promissory notes to certain directors of the Company for an aggregate consideration of $140,000. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of the Company at $.09 per share for the notes issued November 13, and December 11, 1996, and to receive warrants for an equivalent number of common shares at $.09 per share for the notes issued November 13, and December 11, 1996. The promissory notes are due on demand with interest charged at the prime rate.

On January 14, 1997, and February 24, 1997, the Company issued promissory notes to certain directors of the Company for an aggregate consideration of $170,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.07 per share for the note issued January 14, 1997, and $.11 per share for the note issued February 24, 1997, and to receive warrants for an equivalent number of common shares at $.07 per share for the note issued January 14, 1997, and $.115 per share for the note issued February 24, 1997. The promissory notes are due on demand with interest charged at the prime rate.

In the long-term, the Company is continuing its development of additional AstaXinr technology which it hopes to license and market to benefit future periods.

The Company does not believe that inflation has had a significant impact on the
Company's operations during te past two years.


	FORM 10QSB

	IGENE Biotechnology, Inc.
	PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

Item 7.  Subsequent Events

On April 3, 1997, the Company issued promissory notes to certain directors of the Company for an aggregate consideration of $99,500. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of the Company at $.10 per share of common stock and to receive warrants for an equivalent number of common shares at $.10 per share. The promissory notes are due on demand with interest charged at the prime rate.

On May 8 and 9, 1997, the Company issued promissory notes to certain directors of the Company for an aggregate consideration of $136,000. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of the Company at $.135 per share of common stock and to receive warrants for an equivalent number of common shares at $.135 per share.
The promissory notes are due on demand with interest charged at the prime rate.


	FORM 10QSB

	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     IGENE Biotechnology, Inc.
       (Registrant)


Date:  May 15, 1997
  /s/  Stephen F. Hiu
 Stephen F. Hiu
 President, Treasurer and
 Secretary
(On behalf of the Registrant and as
 Principal Financial Officer)