Form 10QSB
period 1997-06-30
IGENE BIOTECHNOLOGY INC
filed 1997-08-15
CIK 793160

FORM 10QSB

	SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C.  10549
(Mark One)

[ x ]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997

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

YES    X            NO

The number of shares outstanding of the Registrant's $.01 par value Common Stock as of June 30, 1997 is 18,671,139.

FORM 10QSB

	IGENE Biotechnology, Inc.

	INDEX





 Page

PART I - FINANCIAL INFORMATION


Balance Sheets .................................................	    4

Statements of Operations .......................................	    5

Statements of Stockholder's Deficit ............................	    6

Statements of Cash Flows .......................................	    8

Notes to Financial Statements ..................................	   10

Management's Discussion and Analysis of Financial
Conditions and Results of Operations .....................	   11


PART II - OTHER INFORMATION ..........................................	   15


SIGNATURES ...........................................................	   17


	IGENE BIOTECHNOLOGY, INC.

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

	OF THE SECURITIES EXCHANGE ACT OF 1934

	PART I - FINANCIAL INFORMATION




IGENE Biotechnology, Inc.
Balance Sheets
[CAPTION]
                                       June 30,       June 30,      December 31,
                                       1997            1996            1996
                                             (Unaudited)     (Unaudited)
ASSETS
[S]							[C]			[C]			[C]
Current assets:
  Cash and cash equivalents 			$      101,911	$     45,311  $       41,339
  Accounts receivable 				        15,309          54,359           9,996
  Due from stockholder (note 6)  		 	  40,097           4,760          16,870
  Equipment held for resale				 283,762		   ---		 ---
  Supplies						           ---		   ---           6,126
  Deferred costs						  45,925		   ---		 ---
  Prepaid expenses 				         1,219           1,488           4,652
       Total current assets 			       488,223         105,918          78,983
Property and equipment, net 			        33,955          26,106          19,471
Security deposits					        10,600          10,600          10,600
							$      532,778  $      142,624  $      109,054
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and
  other accrued expenses 			         396,130         238,750         300,799
  Debenture interest payable 				     45,000          30,000          45,000
  Promissory Notes payable 			     1,372,500         417,000         717,000
       Total current liabilities 		1,813,630         685,750       1,062,799
Long term liabilities:
  Variable rate subordinated debenture  1,500,000  1,500,000       1,500,000
             Total liabilities 		  3,313,630       2,185,750       2,562,799
Redeemable preferred stock -- 8% cumulative,
	convertible, voting, Series A,
	$.01 par value per share;
	redemption value $13.60,
     	$12.96 and $13.28 per share.
	Authorized 920,000 shares;
 	issued 35,842 shares			       487,451          464,512        475,982
Stockholders' deficit:
  Preferred stock -- $.01 par value per share.
	8% cumulative, convertible, voting,
	Series A.  Authorized and issued
	187,500 shares (aggregate involuntary
	liquidation value of $2,550,000,
	2,430,000, and 2,490,000)		         1,875            1,875          1,875
  Common stock -- $.01 par value per share.
	Authorized 35,000,000 shares; issued
	18,671,139, 18,604,472, and
	18,631,139 shares 			    	 186,711         186,046         186,311
  Additional paid-in capital 			    18,049,351      17,922,955      17,971,220
  Deficit 						   (21,506,240)    (20,618,514)    (21,089,133)
  Total stockholders' deficit 	    (3,268,303)     (2,507,638)     (2,929,727)
                               $      532,778  $      142,624  $      109,054
The accompanying notes are an integral part of the financial statemen

</TABLE

IGENE Biotechnology, Inc.
Statements of Operations
(Unaudited)



                                        	---  Three months ended ---
                                                         June 30,          June 30,
                                                          1997              1996

Sales 								$      2,200      $      8,106
  Cost of sales 							         835             6,948
										 1,365             1,158

Technology services income 					         ---            41,000

Net revenue 							       1,365            42,158

Selling, general and administrative expenses:
     Marketing and selling 					       5,327             1,439
     Research, development and pilot plant 		      88,672            77,823
     General and administrative 				      65,218            68,857

     Total selling, general and
	Administrative expenses					     159,217           148,119

Operating loss							    (157,852)         (105,961)

Other income (expenses):
     Income from renegotiated liabilities			      51,204		   ---
     Investment income 							   ---               ---
     Other income (expense)				               ---               ---
     Interest expense 						     (69,590)          (37,423)

Net loss 								    (176,238)         (143,384)

Deficit at beginning of period 				 (21,330,002)      (20,475,130)

Deficit at end of period 					$(21,506,240)     $(20,618,514)

Net loss per common share 					$      (0.01)     $      (0.01)





The accompanying notes are an integral part of the financial statements.

</TABLE


IGENE Biotechnology, Inc.
Statements of Stockholder's Deficit
(Unaudited)
                             Redeemable
 		                       Preferred Stock  	Preferred Stock    Common Stock
                      (Shares/Amount)   	(Shares/Amount)  	  Shares/Amount
Balance at
    December 31, 1995         38,342/$484,643 	187,500/$1,875 18,572,805/$185,728

Issuance of 26,667 shares
  Of common stock in lieu of
  Cash payment for interest
  On subordinated debenture	---          	  ---         26,667/$268

Cumulative undeclared dividends
	on redeemable
  preferred stock                      11,469            ---                 ---

Conversion of preferred
	stock to common stock    (2,500)/$(31,600)           ---           5,000/$50

Net Loss for six months ended
	June 30, 1996                        ---  	          --- 	                 ---

Balance at
    June 30, 1996             35,842/$464,512 187,500/$1,875 18,604,472/$186,046

Balance at December 31, 1996  35,842/$475,982 187,500/$1,875 18,631,139/$186,311

Issuance of 40,000 shares
  Of common stock in lieu of
  Cash payment for interest
  On subordinated debenture	---          	  ---         40,000/$400

Cumulative undeclared dividends
  On redeemable preferred stock	11,469          	---           	---

Net Loss for six months ended
	June 30, 1997	---          	---           	---

Balance at June 30, 1997      35,842/$487,451 187,500/$1,875 18,671,139/$186,711











IGENE Biotechnology, Inc.
Statements of Stockholder's Deficit
(Unaudited- Continued)
					                                                         Total
	                                  Additional                 Stockholder's
                                   Paid-In Capital Deficit    Deficit
Balance at December 31, 1995          $17,843,142 	 $(20,312,260)  $(2,281,515)

Issuance of 26,667 shares
  Of common stock in lieu of
  Cash payment for interest
  On subordinated debenture	59,732      	---        	60,000

Cumulative undeclared
dividends on redeemable
  preferred stock                        (11,469)	          ---        (11,469)

Conversion of preferred
	stock to common stock                  31,550          --- 	        31,600

Net Loss for six months ended
	June 30, 1996                             ---      (306,254)	     (306,254)

Balance at
	June 30, 1996                     $17,922,955 	 $(20,618,514)	  $(2,507,638)

Balance at December 31, 1996          $17,971,220  $(21,089,133)  $(2,929,727)

Issuance of 40,000 shares
  Of common stock in lieu of
  Cash payment for interest
  On subordinated debenture	89,600      	---        	90,000

Cumulative undeclared
dividends on redeemable
  preferred stock	(11,469)     	---        	(11,469)

Net Loss for six months ended
  	June 30, 1997                            ---      (417,107) 		(417,107)

Balance at
	June 30, 1997                     $18,049,351 $(21,506,240)   $(3,268,303)





The accompanying notes are an integral part of the financial statements.


IGENE Biotechnology, Inc.
Statements of Cash Flows
(Unaudited)
                                         ---Six months ended---
		  June 30,      June 30,
 		    1997          1996
Cash flows from operating activities:
  Net loss 		$(  417,107)  $(  306,254)
  Adjustments to reconcile
  net income to net cash
  provided by operating activities:
     Depreciation                  		      2,675         3,414
     Interest on debenture
        paid in shares of common stock		     90,000        60,000
        Decrease (increase) in:
           Accounts receivable 		     (5,313)      (43,230)
           Prepaid expenses, supplies
           and deposits	         	     9,559        (1,488)
        Increase (decrease) in:
           Accounts payable and other
           Accrued expenses                  95,331      (32,377)
  Net cash used in
    operating activities 		   (224,855)    (319,935)
Cash flows from investing activities:
  Capital expenditures		(17,159)     	 ---
  Purchase of equipment held for resale		(283,762)     	 ---
  Deferred costs       		    (45,925)         ---
  Net cash used in investing activities    (346,646)         ---
Cash flows from financing activities:
  Issuance of promissory notes		    655,500      317,000
  Decrease (increase) in amounts
     Due from stockholders		    (23,227)      39,920
  Net cash provided by
  financing activities 		    632,273      356,920
Net increase in cash and
  cash equivalents 		     60,572       36,985
Cash and cash equivalents
  at beginning of period		     41,339        8,326
Cash and cash equivalents at
  end of period 		$   101,911   $   45,311
Supplementary disclosure of cash
  flow information:
     Cash paid during the year
     for interest		$       ---   $   	 ---
     Cash paid during the year
     For income taxes		        ---          ---






IGENE Biotechnology, Inc.
Statements of Cash Flows
(Unaudited-Continued)


Noncash investing and financing activities:

During 1997 and 1996 the Company issued 40,000 and 26,667 shares, respectively, of common stock in each period in payment of interest on the variable rate subordinated debenture. If paid in cash, the interest would have been payable at 12% and 8% during 1997 and 1996, of $90,000 and $60,000, respectively, in each period. Shares may be issued in lieu of cash under the debenture agreement at the higher of $2.25 per share or market price per share. The stock was issued and related interest was paid in 1997 and 1996 at $2.25 per share, or $90,000 and $60,000, respectively, in each period.

During 1997 and 1996 the Company recorded dividends in arrears on 8% redeemable preferred stock at $0.32 per share aggregating $11,469 in each period which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

The accompanying notes are an integral part of the financial statements.


	IGENE Biotechnology, Inc.

	NOTES TO FINANCIAL STATEMENTS
	(Unaudited)


(1)	Unaudited Financial Statements

The financial statements presented herein as of June 30, 1997 and 1996 and for the three month and six-month periods ended June 30, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

(2)	Inventories

None.

(3)	Stockholders' Equity

At June 30, 1997 and 1996, 71,684 shares of authorized but unissued common stock were reserved for issuance upon conversion of the Company's outstanding preferred stock.

As of June 30, 1997 and 1996, 2,000,000 shares of authorized but unissued common stock were reserved for exercise pursuant to the 1986 Stock Option Plan.

As of June 30, 1997 and 1996, 800,000 shares of authorized but unissued common stock were reserved for issuance upon reinvestment of interest on the variable rate subordinated debenture and 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the variable rate subordinated debenture.

As of June 30, 1997 and 1996, 31,941,548 and 13,322,222 shares, respectively, of common stock were reserved for the conversion of promissory notes and the issue of warrants subject to the conversion of those notes. The promissory notes are held by Directors of the Company and one individual investor.

(4)	Net Loss Per Common Share

Net loss per common share for the six-month periods ended June 30, 1997 and 1996 is based on 18,650,919 and 18,590,360 weighted average shares, respectively. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends in arrears on preferred stock.












	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Sales revenue for the quarter ended June 30, 1997 and 1996 of $2,200 and $8,106, respectively, resulted from sales of ClandoSanr. The Company has made only minimal marketing efforts for this product as it focused on development, production and marketing of its AstaXinr product. Additional sales of ClandoSanr will depend on continued marketing arrangements with distributors for the product and the Company's own limited direct sales. Long term, the Company hopes to license rights to manufacture, sell, and distribute ClandoSanr. The Company expects to continue to focus its efforts on AstaXinr and has signed, on June 24, 1997, a toll manufacturing agreement for the production of AstaXinr which is to begin no later than October 1, 1997.

Research, development and pilot plant expenses increased by 13.9% for the current quarter when compared to the corresponding quarter in 1996. This increase was due to increased manufacturing efforts for AstaXinr, which are expected to produce revenue from sales of the product.

Marketing expenses increased by 270.2% for the current quarter when compared to the corresponding quarter in 1996 and are related primarily to the Company's marketing expenses for AstaXinr and would be expected to increase if production and sales increase, and will depend on marketing arrangements with distributors of the product. This expense would be offset by revenue from sales of product.

General and administrative expenses decreased by approximately 5.3% for the second quarter of 1997 over the same period in 1996. This decrease reflects attempts to reduce administrative expenses during this period.

Interest expense for the quarter ended June 30, 1997 increased by approximately 86.0% over the same period in the prior year and reflects additional debt issued in the form of promissory notes to certain directors of the Company and one individual investor.

As a result of the foregoing, the Company reported a net loss of $176,238, or $.01 per common share during the second quarter of 1997, compared to a net loss of $143,384, or $.01 per common share in the same period in 1996. The weighted average number of common shares outstanding increased to 18,650,919, in the second quarter of 1997 compared to 18,590,360 in the second quarter of 1996. This increase in shares reflects the semi-annual issuance of common stock as payment of interest on a variable note subordinated debenture.

Financial Position

In December 1988, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or increase the liquidation preference or redemption value of the preferred stock. As of June 30, 1997, total dividends in arrears on the Company's preferred stock was $1,250,715, of which $200,715 ($5.60 per share) was included in the carrying value of the redeemable preferred stock and $1,050,000 ($5.60 per share) is included in the liquidation preference of the limited redemption preferred stock.




	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)


Liquidity and Capital Resources

Historically, the Company has been funded primarily by equity contributions, loans from stockholders and license fees. As of June 30, 1997, the Company had a working capital deficit of approximately $1,764,807, and cash and cash equivalents of $101,911, consisting of proceeds from Promissory Notes issued to certain Directors of the Company described below.

Cash used by operations in the six months ended June 30, 1997 and 1996 amounted to $224,255 and $319,935, respectively. To date, the Company has achieved only minimal sales of its ClandoSanr and AstaXinr products while it seeks additional manufacturing capability for AstaXinr.

$346,846 was used by investing activities for the six months ended June 30, 1997. This includes an investment of $329,687 in equipment to be resold and deferred costs relating to an agreement to manufacture AstaXinr as described below, and $17,159 in equipment required at Igene's facilities to perform test runs for production of AstaXinr.

The following is a summary of the Company's financing activities for 1996 and the six months ended June 30, 1997:


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

On April 23, May 9, and June 7, 1996, the Company issued promissory notes to certain directors of the Company for an aggregate consideration of $177,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.06 per share for the notes issued April 23, 1996 and May 9, 1996, and $.05 per share for the note issued June 7, 1996, and to receive warrants for an equivalent number of common shares at $.06 per share for the notes issued April 23, 1996 and May 9, 1996, and $.05 for the note issued June 7, 1996. The promissory notes are due on demand with interest charged at the prime rate.

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


	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)


On November 13, and December 11, 1996, the Company issued promissory notes to certain directors of the Company for an aggregate consideration of $140,000. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of the Company at $.09 per share and to receive warrants for an equivalent number of common shares at $.09 per share. The promissory notes are due on demand with interest charged at the prime rate.

On January 14, 1997, and February 24, 1997, the Company issued promissory notes to certain directors of the Company for an aggregate consideration of $170,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.07 per share for the note issued January 14, 1997, and $.11 per share for the note issued February 24, 1997, and to receive warrants for an equivalent number of common shares at $.07 per share for the note issued January 14, 1997, and $.11 per share for the note issued February 24, 1997. The promissory notes are due on demand with interest charged at the prime rate.

On April 3 and 4, 1997, the Company issued promissory notes to certain directors of the Company for an aggregate consideration of $99,500. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of the Company at $.10 per share of common stock and to receive warrants for an equivalent number of common shares at $.10 per share. The promissory notes are due on demand with interest charged at the prime rate.

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

On June 5, 1997, the Company issued promissory notes to certain directors of the Company, as well as one individual investor, for an aggregate consideration of $250,000. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of the Company at $.10 per share of common stock and to receive warrants for an equivalent number of common shares at $.10 per share. The promissory notes are due on demand with interest charged at the prime rate.

On June 24, 1997, Igene signed a non-exclusive toll manufacturing agreement with Fermic, S.A. de C.V. of Mexico (Fermic) for the production of AstaXinr, its natural astaxanthin pigment. The agreement provides that Fermic will manufacture, store, package and ship AstaXinr for Igene using Fermic's facilities and production capacity. Igene agrees to provide raw materials, patented processes and other proprietary knowledge. In consideration of a twenty-three month, 10% note to Igene, Fermic agrees to purchase manufacturing equipment, to be obtained and installed by Igene, at cost, for up to $500,000. Igene will retain a security interest in the equipment sold to Fermic. Igene plans to finance this agreement with shareholder loans. Igene has expended $329,687 for manufacturing equipment to be sold to Fermic as of June 30, 1997. Igene has also expended $42,925 for raw materials and other costs to complete pilot plant test runs as of June 30, 1997, which has been included as deferred costs on the Company's June 30, 1997 Balance Sheet. Igene will pay Fermic a toll-manufacturing

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)


fee to be based on production capacity. Large-scale production is to begin no later than October 1997. Igene plans to market and distribute AstaXinr to meet an expected demand for the product. This agreement terminates on December 31, 1997 and may be extended, at Igene's option, to December 31, 1998.

In the long-term, the Company is also continuing its development of additional AstaXinr technology, which it hopes to license and market to benefit future periods.

The Company does not believe that inflation has had a significant impact on the Company's operations during the past two years.


	FORM 10QSB

	IGENE Biotechnology, Inc.
	PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

A Civil Suit was filed by the Company on August 4, 1997 in the U.S.
District Court in Baltimore, Maryland against Archer Daniels Midland, Inc. alleging theft of trade secrets and breach of contract. The suit seeks damages of $300,450,000.

A Civil Suit was filed by Archer Daniels Midland, Inc. on July 21, 1997,
1997 in the U.S. District Court in Greenbelt, Maryland against the Company alleging patent infringement. The suit seeks an injunction against Igene to cease its activities relating to the alleged infringement. Management believes that this suit has no merit.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

Item 7.  Subsequent Events

On July 3, 1997, the Company cancelled promissory notes issued on May 9,
1997 as prepayment on a series of notes to certain directors of the Company for an aggregate consideration of $40,000. These notes were replaced by notes issued July 3, 1997 to certain directors of the Company, as well as one individual investor, for an aggregate consideration of $250,000. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of the Company at $.10 per share of common stock and to receive warrants for an equivalent number of common shares at $.10 per share. The promissory notes are due on demand with interest charged at the prime rate.





	IGENE Biotechnology, Inc.
	PART II - OTHER INFORMATION
(continued)


On July 29, 1997, the Company issued promissory notes to certain directors of the Company, as well as one individual investor, for an aggregate consideration of $250,000. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of the Company at $.10 per share of common stock and to receive warrants for an equivalent number of common shares at $.10 per share. The promissory notes are due on demand with interest charged at the prime rate.

On July 16, 1997, Mr. Dexter Gaston, a former CEO of the Company exercised 100,000 of employee stock options at the exercise price of $.05 per share ($5,000). On August 6, 1997, Mr. Dexter Gaston exercised an additional 372,834 options at $.05 per share ($18,642).




	FORM 10QSB

	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     IGENE Biotechnology, Inc.
       (Registrant)


Date:  August 15, 1997
  /s/  Stephen F. Hiu
 Stephen F. Hiu
 President, Treasurer and
 Secretary
(On behalf of the Registrant and as
 Principal Financial Officer)