Form 10QSB
period 1997-09-30
IGENE BIOTECHNOLOGY INC
filed 1997-11-14
CIK 793160

FORM 10QSB

	SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C.  10549


(Mark One)


[ x ]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997

  OR

[   ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  	SECURITIES EXCHANGE ACT OF 1934


For the transition period from             to            .



	Commission file number    0-15888   .

               IGENE Biotechnology, Inc.
(Exact name of Registrant as specified in its charter)


  Maryland                                    	      52-1230461
(State or other jurisdiction of incorporation	     (I.R.S. Employer
 		or organization)				      Identification No.)


 9110 Red Branch Road, Columbia, Maryland     	      21045-2024
(Address of principal executive officers)		     (Zip code)


Registrant's telephone number, including area code:     (410) 997-2599


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

YES    X            NO

The number of shares outstanding of the Registrant's $.01 par value Common Stock as of September 30, 1997 is 19,143,973.

FORM 10QSB

	IGENE Biotechnology, Inc.

	INDEX





 Page

PART I - FINANCIAL INFORMATION


Balance Sheets .................................................	    4

Statements of Operations .......................................	    5

Statements of Stockholder's Deficit ............................	    6

Statements of Cash Flows .......................................	    8

Notes to Financial Statements ..................................	   10

Management's Discussion and Analysis of Financial
Conditions and Results of Operations .....................	   11


PART II - OTHER INFORMATION ..........................................	   16


SIGNATURES ...........................................................	   17

	IGENE BIOTECHNOLOGY, INC.

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

	OF THE SECURITIES EXCHANGE ACT OF 1934

	PART I - FINANCIAL INFORMATION

IGENE Biotechnology, Inc.
Balance Sheets
<CAPTIONS>
                                   September 30,   September 30,    December 31,
                                      1997            1996            1996
                                    (Unaudited)     (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents 			$      304,581	$     35,975  $       41,339
  Accounts receivable 	     			        14,494       47,509           9,996
  Due from stockholders(note 6)  		 	  97,094          ---          16,870
  Equipment held for resale				       512,848	     	   ---	          	 ---
  Supplies						                          ---	     	 7,009           6,126
  Deferred costs						                 92,731	         ---	          	 ---
  Prepaid expenses 				                   947          953           4,652
       Total current assets 			     1,022,695       91,446          78,983
Property and equipment, net 			        53,045       25,353          19,471
Security deposits					                 10,600       10,600          10,600
                     							   $    1,086,340 $    127,399  $      109,054

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and
  other accrued expenses 	   		       462,668      268,486         300,799
  Debenture interest payable 				      90,000       60,000          45,000
  Promissory Notes payable 			      2,332,500      558,770         717,000
       Total current liabilities    2,885,168      887,256       1,062,799
Long term liabilities:
  Variable rate subordinated debenture  1,500,000   1,500,000    1,500,000
             Total liabilities 	    4,385,168    2,387,256       2,562,799
Redeemable preferred stock -- 8% cumulative,
	convertible, voting, Series A,
	$.01 par value per share;
	redemption value $13.76,
     	$13.12 and $13.28 per share.
	Authorized 920,000 shares;
 	issued 35,842 shares			             493,186      470,247         475,982
Stockholders' deficit:
  Preferred stock -- $.01 par value per share.
	8% cumulative, convertible, voting,
	Series A.  Authorized and issued
	187,500 shares (aggregate involuntary
	liquidation value of $2,580,000,
	2,460,000, and 2,490,000)		           1,875         1,875           1,875
  Common stock -- $.01 par value per share.
	Authorized 35,000,000 shares; issued
	19,143,973, 18,604,472, and
	18,631,139 shares 			             	 191,440       186,045         186,311
  Additional paid-in capital 	    18,062,529    17,917,221      17,971,220
  Deficit 			              			   (22,047,859)  (20,835,245)    (21,089,133)
  Total stockholders' deficit     (3,792,015)   (2,730,104)     (2,929,727)

                              $    1,086,339  $    127,399  $      109,054

The accompanying notes are an integral part of the financial statemen

IGENE Biotechnology, Inc.
Statements of Operations
(Unaudited)
<CAPTIONS>

                                             	--- Three months ended ---
                                             September 30,     September 30,
                                                 1997              1996
Sales 		                              						$       ---       $      9,241
  Cost of sales 							                             ---              3,927
                                        										  ---              5,314

Technology services income             					        ---                ---

Net revenue 							                                 ---              5,314

Selling, general and administrative expenses:
     Marketing and selling 		            			       2,681             1,323
     Research, development and pilot plant		      77,637            84,123
     General and administrative 		        		      94,305            93,082

     Total selling, general and
	Administrative expenses				               	     174,623           178,528

Operating loss		                       					    (174,623)         (173,214)

Other income (expenses):
     Litigation expenses                 			    (280,000)          	   ---
     Investment income 	                    						   ---               105
     Other income (expense)				                      ---               ---
     Interest expense 				                		     (86,996)          (43,621)

Net loss 			                           					    (541,619)         (216,730)

Deficit at beginning of period 	         			 (21,506,240)      (20,618,515)

Deficit at end of period 	              				$(22,047,859)     $(20,835,245)

Net loss per common share 	             				$      (0.03)     $      (0.01)


The accompanying notes are an integral part of the financial statements.

IGENE Biotechnology, Inc.
Statements of Stockholder's Deficit
(Unaudited)
<CAPTIONS>
                             Redeemable
 		                       Preferred Stock  	Preferred Stock    Common Stock
                         (Shares/Amount)   	(Shares/Amount)    Shares/Amount
Balance at
    December 31, 1995    38,342/$484,643  	187,500/$1,875  18,572,805/$185,728

Issuance of 26,667 shares
  Of common stock in lieu of
  Cash payment for interest
  On subordinated debenture	         ---           	  ---          26,667/$267

Cumulative undeclared dividends
	on redeemable
  preferred stock                 17,204              ---                  ---

Conversion of preferred
	stock to common stock  (2,500)/$(31,600)             ---            5,000/$50

Net Loss for nine months ended
	September 30, 1996                  ---  	           --- 	                ---

Balance at
    September 30, 1996   35,842/$470,247   187,500/$1,875  18,604,472/$186,045

Balance at
    December 31, 1996    35,842/$475,982   187,500/$1,875  18,631,139/$186,311

Issuance of 40,000 shares
  Of common stock in lieu of
  Cash payment for interest
  On subordinated debenture	         ---           	  ---          40,000/$400

Issuance of common stock through
  Exercise of employee
  Stock options                      ---              ---       472,834/$4,729

Cumulative undeclared dividends
  On redeemable preferred stock	  17,204             	---                 	---

Net Loss for nine months ended
	  September 30, 1997               	---             	---                  ---

Balance at
  September 30, 1997     35,842/$493,186   187,500/$1,875  19,143,973/$191,440



IGENE Biotechnology, Inc.
Statements of Stockholder's Deficit
(Unaudited- Continued)
<CAPTIONS>

                                                        					Total
	                           Additional                       Stockholder's
                            Paid-In Capital    Deficit     	 Deficit

Balance at
  December 31, 1995          $17,843,142 	   $ (20,312,260)     $(2,281,515)

Issuance of 26,667 shares
  Of common stock in lieu of
  Cash payment for interest
  On subordinated debenture	      59,733              	---          	60,000

Cumulative undeclared
dividends on redeemable
  preferred stock                (17,204)	             ---          (17,204)

Conversion of preferred
	stock to common stock            31,550               ---           31,600

Net Loss for nine months ended
	September 30, 1996                  ---          (522,985)	       (522,985)

Balance at June 30, 1996     $17,922,955    	 $(20,618,514)	    $(2,507,638)

Balance at December 31, 1996 $17,971,220      $(21,089,133)     $(2,929,727)

Issuance of 40,000 shares
  Of common stock in lieu of
  Cash payment for interest
  On subordinated debenture	      89,600              	---          	90,000

Issuance of common stock
through exercise of
employee stock options            18,913               ---           23,842

Cumulative undeclared
dividends on redeemable
  preferred stock	               (17,204)             	---         	(17,204)

Net Loss for nine months ended
  	September 30, 1997                ---          (958,726)      		(958,726)

Balance at
  September 30, 1997         $18,062,529      $(22,047,859)     $(3,792,015)


The accompanying notes are an integral part of the financial statements.

IGENE Biotechnology, Inc.
Statements of Cash Flows
(Unaudited)
<CAPTIONS>
                                         ---Nine months ended---
                                      		September 30, September 30,
                                       		    1997          1996
Cash flows from operating activities:
  Net loss 	                           	$(  958,726)  $(  522,985)
  Adjustments to reconcile
  net income to net cash
  provided by operating activities:
     Depreciation                     		      5,502         4,167
     Interest on debenture
        paid in shares of common stock		     90,000        60,000
        Decrease (increase) in:
           Accounts receivable 	       	     (4,498)      (36,380)
           Prepaid expenses, supplies
           and deposits	                	     9,831        (7,962)
        Increase (decrease) in:
           Accounts payable and other
           Accrued expenses                 206,869        27,359
  Net cash used in
    operating activities              		   (651,022)    (475,801)
Cash flows from investing activities:
  Capital expenditures		                    (39,075)       	 ---
  Purchase of equipment held for resale  		(512,848)       	 ---
  Deferred costs                      		    (92,731)         ---
  Net cash used in investing activities    (644,654)         ---
Cash flows from financing activities:
  Issuance of promissory notes	       	   1,615,500      458,770
  Proceeds from issuance of common stock     23,642          ---
  Decrease (increase) in amounts
     Due from stockholders		                (80,224)      44,680
  Net cash provided by
  financing activities               		   1,558,918      503,450
Net increase in cash and
  cash equivalents                   		     263,242       27,649
Cash and cash equivalents
  at beginning of period             		      41,339        8,326
Cash and cash equivalents at
  end of period 	                     	$    304,581   $   35,975
Supplementary disclosure of cash
  flow information:
     Cash paid during the year
     for interest	                    	$        ---   $    	 ---
     Cash paid during the year
     For income taxes		                         ---          ---




IGENE Biotechnology, Inc.
Statements of Cash Flows (continued)
(Unaudited)


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

During 1997 and 1996 the Company recorded dividends in arrears on 8% redeemable preferred stock at $0.48 per share aggregating $17,204 in each period which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

The accompanying notes are an integral part of the financial statements.


IGENE Biotechnology, Inc.
	NOTES TO FINANCIAL STATEMENTS
	(Unaudited)


(1)	Unaudited Financial Statements

The financial statements presented herein as of September 30, 1997 and 1996 and for the three month and nine month periods ended September 30, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

(2)	Inventories

None.

(3)	Stockholders' Equity

At September 30, 1997 and 1996, 71,684 shares of authorized but unissued common stock were reserved for issuance upon conversion of the Company's outstanding preferred stock.

As of September 30, 1997 and 1996, 2,000,000 shares of authorized but unissued common stock were reserved for exercise pursuant to the 1986 Stock Option Plan.

As of September 30, 1997 and 1996, 800,000 shares of authorized but unissued common stock were reserved for issuance upon reinvestment of interest on the variable rate subordinated debenture and 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the variable rate subordinated debenture.

As of September 30, 1997 and 1996, 51,141,548 and 24,588,248 shares, respectively, of common stock were reserved for the conversion of promissory notes and the issue of warrants attached to those notes. The promissory notes are held by Directors of the Company and one individual investor.


(4)	Net Loss Per Common Share

Net loss per common share for the quarters ended September 30, 1997 and 1996 is based on 18,976,637 and 18,604,472 weighted average shares, respectively. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends in arrears on preferred stock.










MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Sales revenue for the quarter ended September 30, 1996 of $9,241, resulted from sales of ClandoSanr. The Company has made only minimal marketing efforts for this product in 1997 as it focused on development, production and marketing of its AstaXinr product. Additional sales of ClandoSanr will depend on continued marketing arrangements with distributors for the product and the Company's own limited direct sales. Long term, the Company hopes to license rights to manufacture, sell, and distribute ClandoSanr. The Company expects to continue to focus its efforts on AstaXinr and has signed, on June 24, 1997, a toll manufacturing agreement for the production of AstaXinr which is to begin no later than December 31, 1997.

Research, development and pilot plant expenses decreased by 7.7% for the current quarter when compared to the corresponding quarter in 1996. This decrease was due to a one time field study for ClandoSanr in 1996.

Marketing expenses increased by 102.6% for the current quarter when compared to the corresponding quarter in 1996 and are related primarily to the Company's marketing expenses for AstaXinr and would be expected to increase if production and sales increase, and will depend on marketing arrangements with distributors of the product. This expense would be offset by revenue from sales of product.

General and administrative expenses increased by approximately 1.3% for the third quarter of 1997 over the same period in 1996. This reflects continuing attempts to minimize administrative expenses during this period.

Interest expense for the quarter ended September 30, 1997 increased by approximately 99.4% over the same period in the prior year and reflects additional debt issued in the form of promissory notes to certain directors of the Company and one individual investor.

Litigation expenses of $280,000 for the quarter ended September 30, 1997 represent legal fees incurred in the Company's suit against Archer Daniels-Midland Inc. ("ADM") alleging theft of trade secrets and breach of contract and in its defense of ADM's suit against the Company alleging patent infringement.

Management expects to recover legal expenses through damage awards and/or preservation of rights associated with the Company's product.

As a result of the foregoing, the Company reported a net loss of $541,619, or $.03 per common share during the third quarter of 1997, compared to a net loss of $216,730, or $.01 per common share in the same period in 1996. The weighted average number of common shares outstanding increased to 18,976,637, in the third quarter of 1997 compared to 18,604,472 in the third quarter of 1996.
This increase in shares reflects the semi-annual issuance of common stock as payment of interest on a variable note subordinated debenture and the issue of 472,834 shares for exercise of employee stock options.





	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)


Financial Position

In December 1988, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or increase the liquidation preference or redemption value of the preferred stock. As of September 30, 1997, total dividends in arrears on the Company's preferred stock was $1,286,450, of which $206,450 ($5.76 per share) was included in the carrying value of the redeemable preferred stock and $1,080,000 ($5.76 per share) is included in the liquidation preference of the limited redemption preferred stock.


Liquidity and Capital Resources

Historically, the Company has been funded primarily by equity contributions, loans from stockholders and license fees. As of September 30, 1997, the Company had a working capital deficit of approximately $1,862,473, and cash and cash equivalents of $304,581, consisting of proceeds from Promissory Notes issued to certain Directors and an individual investor of the Company described below.

Cash used by operations in the nine months ended September 30, 1997 and 1996 amounted to $651,022 and $475,801, respectively. To date, the Company has achieved only minimal sales of its ClandoSanr and AstaXinr products while it seeks additional manufacturing capability for AstaXinr.

$644,654 was used by investing activities for the nine months ended September 30, 1997. This includes an investment of $512,848 in equipment to be resold and deferred costs of $92,731 relating to an agreement to manufacture AstaXinr as described below, and $39,075 in equipment required at Igene's facilities to perform test runs for production of AstaXinr.

The following is a summary of the Company's financing activities for 1996 and the nine months ended September 30, 1997:

On February 9, 1996 and March 11, 1996, the Company issued demand promissory notes to certain directors of the Company for an aggregate consideration of $140,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.10 per share (the then current market price) per share for the note issued February 9, 1996 and at $.09 (the then current market price) per share for the note issued March 11, 1996. In connection with such issuance, the holders received warrants for an equivalent number of shares of common stock exercisable at $.10 per share for the note issued February 9, 1996 and exercisable at $.09 per share for the note issued March 11, 1996.

On April 23, May 9, and June 7, 1996, the Company issued demand promissory notes to certain directors of the Company for an aggregate consideration of $177,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.06 (the then current market price) per share for the notes issued April 23, 1996 and May 9, 1996, and $.05 (the then current market price) per share for the note issued June 7, 1996. In connection with such issuance, the holders received

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

warrants for an equivalent number of shares of common stock exercisable at $.06 per share for the notes issued April 23, 1996 and May 9, 1996, and exercisable at $.05 for the note issued June 7, 1996.

On July 24, and September 24, 1996, the Company issued demand promissory notes to certain directors of the Company for an aggregate consideration of $160,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.115 (the then current market price) per share for the note issued July 24, 1996, and $.125 (the then current market price) per share for the note issued September 24, 1996. In connection with such issuances, the holders received warrants for an equivalent number of shares of common stock exercisable at $.115 per share for the note issued July 24, 1996, and exercisable at $.125 per share for the note issued September 24, 1996.

On November 13, and December 11, 1996, the Company issued demand promissory notes to certain directors of the Company for an aggregate consideration of $140,000. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of the Company at $.09 (the then current market price) per share. In connection with such issuance, the holders received warrants for an equivalent number of common stock exercisable at $.09 per share.

On January 14, 1997, and February 24, 1997, the Company issued promissory notes to certain directors of the Company for an aggregate consideration of $170,000. These notes specify that at any time prior to repayment the holder has the right to convert the note to common stock of the Company at $.07 (the then current market price) per share for the note issued January 14, 1997, and $.11 (the then current market price) per share for the note issued February 24, 1997. In connection with such issuance, the holders received warrants for an equivalent number of shares of common shares exercisable at $.07 per share for the note issued January 14, 1997, and exercisable at $.11 per share for the note issued February 24, 1997.

On April 3 and 4, 1997, the Company issued demand promissory notes to certain directors of the Company for an aggregate consideration of $99,500. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of the Company at $.10 (the then current market price) per share. In connection with such issuance, the holders received warrants for an equivalent number of shares of common stock exercisable at $.10 per share.

On May 8 and 9, 1997, the Company issued demand promissory notes to certain directors of the Company for an aggregate consideration of $136,000. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of the Company at $.135 (the then current market price) per share. In connection with such issuance, the holders received warrants for an equivalent number of shares of common stock exercisable at $.135 per share.

On June 5, 1997, the Company issued demand promissory notes to certain directors of the Company, as well as one individual investor, for an aggregate consideration of $250,000. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of the Company at $.10 (the then current market price) per share. In connection with such issuance, the holders received warrants for an equivalent number of shares of common stock exercisable at $.10 per share.

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)


On June 24, 1997, Igene signed a non-exclusive toll manufacturing agreement with Fermic, S.A. de C.V. of Mexico (Fermic) for the production of AstaXinr, its natural astaxanthin pigment. The agreement provides that Fermic will manufacture, store, package and ship AstaXinr for Igene using Fermic's facilities and production capacity. Igene agrees to provide raw materials, patented processes and other proprietary knowledge. In consideration of a twenty-three month, 10% note to Igene, Fermic agrees to purchase manufacturing equipment, to be obtained and installed by Igene, at cost, for up to $500,000. Igene will retain a security interest in the equipment sold to Fermic. Igene plans to finance this agreement with shareholder loans. Igene has expended $512,848 for manufacturing equipment to be sold to Fermic as of September 30, 1997. Igene has also expended $92,731 for raw materials and other costs to complete pilot plant test runs as of September 30, 1997, which has been included as deferred costs on the Company's September 30, 1997 Balance Sheet. Igene will pay Fermic a toll-manufacturing fee to be based on production capacity. Large-scale production was to begin no later than October, 1997, but this deadline has been extended to Decmeber 31, 1997. Igene plans to market and distribute AstaXinr to meet an expected demand for the product. This agreement terminates on December 31, 1997 and may be extended, at Igene's option, to December 31, 1998.

In the long-term, the Company is also continuing its development of additional AstaXinr technology, which it hopes to license and market to benefit future periods.

On July 3, 1997, the Company cancelled demand promissory notes issued on May 9, 1997 as prepayment on a series of demand promissory notes to certain directors of the Company for an aggregate consideration of $40,000. These notes were replaced by demand notes issued July 3, 1997 to certain directors of the Company, as well as one individual investor, for an aggregate consideration of $250,000. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of the Company at $.10 (the then current market price) per share. In connection with such issuance, the holders received warrants for an equivalent number of shares of common stock exercsiable at $.10 per share.

On July 16, 1997, Mr. Dexter Gaston, a former CEO of the Company exercised 100,000 of employee stock options at the exercise price of $.05 per share ($5,000). On August 6, 1997, Mr. Dexter Gaston exercised an additional 372,834 options at $.05 per share ($18,642).

On July 29, 1997, the Company issued demand promissory notes to certain directors of the Company, as well as one individual investor, for an aggregate consideration of $250,000. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of the Company at $.10 (the the current market price) per share. In connection with such issuance, the holders received warrants for an equivalent number of shares of common stock exercisable at $.10 per share.

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)


On September 4, and September 24, 1997, the Company issued demand promissory notes to certain directors of the Company, as well as one individual investor, for an aggregate consideration of $500,000. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of the Company at $.10 (the then current marekt price) per share. In connection with such issuance, the holders received warrants for an equivalent number of shares of common stock exercisable at $.10 per share.

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

None

Item 7.  Subsequent Events

In October of 1997 the deadline for the beginning of large-scale production under the toll-manufacturing agreement with Fermic was extended to December 31, 1997.

On October 20, 1997, the Company issued demand promissory notes to certain directors of the Company, as well as one individual investor, for an aggregate consideration of $250,000. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of the Company at $.10 (the then current market price) per share. In connection with such issuance, the holders received warrants for an equivalent number of common stock exercisable at $.10 per share.

On November 3, 1997, Mr. Patrick F. Monahan, a Director of the Company exercised 10,000 of employee stock options at the exercise price of $.05 per share ($500.00).

FORM 10QSB

	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     IGENE Biotechnology, Inc.
       (Registrant)


Date:  November 14, 1997
  /s/  Stephen F. Hiu
 Stephen F. Hiu
 President, Treasurer and
 Secretary
(On behalf of the Registrant and as
 Principal Financial Officer)