Form 10KSB
period 1997-12-31
IGENE BIOTECHNOLOGY INC
filed 1998-04-15
CIK 793160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended               December 31, 1997

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number                0-15888

IGENE Biotechnology, Inc.
(Exact name of small business issuer in its charter)

          Maryland          	                          52-1230461
(State of other jurisdiction of	         (I.R.S. Employer Identification
No.) incorporation or organization)

9110 Red Branch Road
Columbia, Maryland                  21045
Address of principal executive offices		(Zip Code)

Issuer's telephone number, including area code:	(410) 997-2599

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class		Name of each exchange on which registered
      None         		        	       None

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's total revenues for its most recent fiscal year were $14,394.

As of March 1, 1998, there were 19,206,473 shares of the issuer's Common Stock and 217,092 shares of the issuer's 8% Cumulative Convertible Preferred Stock, Series A, outstanding. The aggregate market value of the Common Stock and Preferred Stock held by non-affiliates was $1,303,224, based on the last bid quotation prices of the Common Stock as reported by the National Association of Securities Dealers pink sheets on such date and, with respect to the Preferred Stock for which no quotations were available, based on the conversion rate applicable to the Preferred Stock and the last bid price of the Common Stock as reported above. (The officers and directors of the issuer are considered affiliates only for purposes of this calculation.)

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

The Company does not anticipate any material environmental compliance costs due to the fact that production is taking place in Mexico and the Company's contract manufacturer has responsibility for environmental compliance.

Research and Development

As of December 31, 1997, the Company had expended approximately $ 10,722,000 on research and development since its inception on October 27, 1981 and has, as of December 31, 1997, received revenues from product sales of approximately $ 1,795,000 from the proprietary processes resulting from such research and development, excluding one-time license fees received in 1982 and 1985. The Company will continue to incur research and development costs in connection with improvements in its existing processes and products, but it does not anticipate development of new processes and products in 1998.

	Research and development expenditures for each of the last two years are as follows:

1996    309,351
1997    521,669

The Company's research and development activities have resulted in the development of processes to produce the products hereinafter discussed.

Commercial Products

1.	AstaXin(r)

AstaXin(r) is the Company's tradename for its dried yeast product made from a proprietary microorganism developed by the Company. AstaXin(r) is a natural source of astaxanthin, a pigment which imparts the characteristic red color to the flesh of salmon, trout, and prawns. In the ocean, salmon and trout obtain astaxanthin from krill and other planktonic crustaceans in their diet. A crustacean diet would be prohibitively expensive for farm raised salmonids; without the addition of astaxanthin, the flesh of such fish is a pale, off-white color which is less appealing to consumers expecting "salmon-colored" fish. Efficacy of AstaXin(r) has been demonstrated by fish feeding trials in Europe, Asia, and North and South America. An estimated 700,000 metric tons of farm raised salmon are produced annually worldwide.

	Prior to 1995 the Company entered into a number of manufacturing and licensing agreements for commercial quantities of AstaXin(r). In the initial trials the manufacturing process was successfully scaled-up to 50,000-gallon fermentors. However, for a number of reasons, outside of the Company's control, none of these agreements were extended beyond the initial trial periods.

In 1995 the Company signed a nonexclusive licensing Agreement with Archer Daniels Midland Company for the manufacturing and sale of AstaXin(r). The Agreement provided for an initial payment and royalties based on sales. On February 29, 1996 Archer Daniels Midland Company informed IGENE that it would no longer use IGENE's astaxanthin technology and terminated the licensing
agreement.   ADM stated that its reason for termination of this agreement was that it could obtain better technology from another company.

During 1996, the Company began commercial fermentation trials with a potential manufacturer. On July 3, 1997, the Company signed a non-exclusive toll manufacturing agreement with Fermic, S.A. de C.V., of Mexico City, Mexico, for the production of its natural astaxanthin pigment, AstaXin(r) in Fermic's manufacturing facility in Mexico. Commercial production began in January of 1998, and the Company intends to sell AstaXin(r) worldwide through distributors, including Fermic, to meet an anticipated demand for the product.

The Fermic contract provides that the manufacturer has a non-exclusive right to produce AstaXin(r). Fermic will provide equipment and facilities necessary to manufacture and store the product and will be responsible for purchasing raw materials. The Company is responsible for sales efforts and for ensuring the quality of the pigment. The Company will also have a role in ensuring that the manufacturing process works effectively. The term of the contract has been extended to December 31, 1998 (see also Item 2. Description of Property)

Based on estimates of worldwide production of farm-bred salmon, the Company believes the market for AstaXin(r) exceeds $150,000,000 worldwide, which would be approximately 75 metric tons. The expected production rate is approximately 1 metric ton for 1998, which is equal to approximately 1.3% of the worldwide market.

	During 1997, the Company was sued by and has counter-sued Archer-Daniels Midland, Inc. (ADM) regarding its process for the marking of astaxanthin and its 1995 agreement with ADM (See Item 3. Legal Proceedings).

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

During fiscal years 1996 and 1997, as part of the Company's stringent cost containment efforts, all patents and trademarks were carefully reviewed and those with no foreseeable commercial value have been abandoned to eliminate costly maintenance fees. Patents (and applications) and/or trademarks on technology with recognized commercial value include those for AstaXin(r) and ClandoSan(r). Extensive additional foreign applications for AstaXin(r) have been submitted.

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

Employees

At December 31, 1997, the Company had 7 full time employees and 1 part time employee. Three of the full time employees are in administration and marketing, while the remainder are engaged in process development and support of manufacturing activities.

None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages. The Company believes its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases 8,480 square feet of space in the Oakland Ridge Industrial Park located at 9110 Red Branch Road, Columbia, Maryland. The Company occupies the space under a five-year lease expiring on January 31, 2001. Approximate rental expense is $73,000 for each remaining year of the lease.

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

	During 1997 the Company loaned $500,000 to its contract manufacturer for the purchase of manufacturing equipment, which is being used for the production of AstaXin(r). Under its agreement with this manufacturer, the Company will be repaid for this equipment over a two-year period beginning January 1998. This equipment is owned by Fermic, with the Company retaining only a security interest. The Company also purchased approximately $285,000 of manufacturing equipment for use in this manufacturing process in Mexico, in which the Company will retain title.

The Company owns all equipment necessary for its current operations and all equipment is in satisfactory condition and adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

	On July 21, 1997 Archer Daniels Midland, Inc. (ADM) filed suit against the Company in the U.S. District Court in Greenbelt, Maryland alleging patent infringement and requesting a preliminary injunction against the Company to cease the use of its astaxanthin manufacturing process. ADM's request for injunctive relief was denied. On August 4, 1997, the Company filed a $300,450,000 contract and trade secrets lawsuit in U.S. District court in Baltimore, Maryland against ADM, contending that ADM stole the Company's formula for making its natural astaxanthin pigment, AstaXin(r). The Company is also claiming breach of contract, in regards to the licensing agreement entered into by the Company and ADM in 1995. The Company contends that it complied with all material terms of this agreement, including concentration levels of its pigment. The Company's claim was re-asserted as a counterclaim against ADM and the two cases were joined in the District Court in Baltimore, Maryland on August 24, 1997. On September 10, 1997 the District Court denied ADM's request for a preliminary injunction on the basis that ADM could not demonstrate a likelihood of success on the merits of its case. Management believes ADM's claims are meritless. Managements basis for this is that ADM claims that the levels of pigment the Company said it could produce did not meet contract levels. Management has copies of ADM's internal memos showing that the levels of pigment met the contract specifications.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	At the annual meeting of Stockholders held on November 17, 1997, the following matters were submitted to stockholders' vote, and were approved by a majority of votes: (1) eight directors were elected: Michael G. Kimelman, Thomas L. Kempner, Ramin Abrishamian, Stephen F. Hiu, Patrick F. Monahan, Joseph
C. Abeles, John A. Cenerazzo, and Sidney R. Knafel; (2) an amendment to the articles of incorporation increasing the number of authorized shares to 250,000,000 shares; (3) approval of the Company's 1997 Stock Option Plan, and
(4) approval of the appointment of Berenson & Company LLP as the Company's independent auditors for 1997.

Results of the voting were as follows:

		                          Votes      	Votes        Votes
	             	             For      	  Against     	Abstained    	 Unvoted
(1) Election of Directors
	   Michael G. Kimelman	    15,994,725	 20,275	      ---	           ---
	Thomas L. Kempner	         15,996,050 	18,950      	---           	---
	Ramin Abrishamian	         15,996,050 	18,950      	---           	---
	Stephen F. Hiu            	15,996,050 	18,950      	---           	---
	Patrick F. Monahan        	15,996,050 	18,950      	---           	---
	Joseph C. Abeles	          15,996,050 	18,950      	---	           ---
	John A. Cenerazzo	         15,996,050 	18,950      	---           	---
	Sidney R. Knafel          	15,996,050  18,950      	---	           ---

(2)	Proposition #2	         15,771,137 	25,303     	3,450      	215,110
(3)	Proposition #3	         10,058,076	 74,302    	11,315    	5,871,307
(3) Proposition #4          16,011,804     850      2,350           ---

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

Preferred Stock

There was no public market for the Preferred Stock during 1996 and 1997 and since January 25, 1988, no quotations for the Preferred Stock have been
reported on NASDAQ.   The aggregate number of record holders of Preferred Stock
as of March 1, 1998 was 14.

Common Stock

Commencing on or about June 12, 1989, the Company's Common Stock began trading on the over-the-counter market on a limited basis and is quoted in the national bureau's "Pink Sheets". The following table shows, by calendar quarter, the range of representative bid prices for the Common Stock for 1996 and 1997.

Calendar Quarter				High	 		Low
1996:	First Quarter	$ .16			$ .03
Second Quarter				  $ .14			$ .04
Third Quarter				   $ .16			$ .11
Fourth Quarter				  $ .12			$ .07

1997:	First Quarter	$ .08			$ .06
Second Quarter				  $ .17			$ .09
Third Quarter				   $ .20			$ .11
Fourth Quarter				  $ .13			$ .08

Management obtained the above information from the National Quotation Bureau. Such quotations are inter-dealer quotations without retail mark-up, mark-downs, or commissions, and may not represent actual transactions. The above quotations do not reflect the "asking price" quotations of the stock.

The aggregate number of record holders of the Common Stock as of March 1, 1998 was 246. As of March 1, 1998, the high bid and low offer prices for the Common Stock, as shown in the "pink sheets" were $0.09 and $0.11, respectively.


Dividend Policy

When and if funds are legally available for such payment under statutory restrictions, the Company may pay annual cumulative dividends on the Preferred Stock of $.64 per share on a quarterly basis. During 1988 the Company declared and paid a cash dividend of $.16 per share. In December 1988, the Company suspended payment of the quarterly dividend of $.16 per share of Preferred Stock. No dividends have been declared or paid since 1988. Any resumption of dividend payments on Preferred Stock would require significant improvement in cash flow. Preferred Stock dividends are payable when and if declared by the Company's board. Unpaid dividends accumulate for future payment or addition to the liquidation preference and redemption price of the Preferred Stock. As of December 31, 1997 the total amount of dividends in arrears with respect to the Company's Preferred Stock was $1,285,185.

Dividends on Common Stock are currently prohibited because of the preferential rights of holders of Preferred Stock. The Company has paid no cash dividends on its Common Stock in the past and does not intend to declare or pay any dividends on its Common Stock in the foreseeable future.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Revenues for the year ended December 31, 1997 decreased from $66,573 in 1996 to $14,394 in 1997. This decrease in overall revenue of 78% resulted from a decrease in domestic sales of ClandoSan(r) of $28,697, caused by reduced marketing efforts for this product during 1997; and one-time technology services fees of $23,482 which were earned only in 1996. The Company hopes to find a licensee and to make marketing arrangements with distributors for ClandoSan(r) in the future, but has continued to focus its efforts on its AstaXin(r) product during 1997. No commercial quantities of AstaXin(r) were available during 1996 and 1997. During 1997 the Company signed a contract with a manufacturer to produce AstaXin(r) and began production in January 1998. The Company expects to have sales of AstaXin(r) by June 30, 1998, however, there can be no assurance that any such sales will occur or that they will be material.

Cost of product sales, which are entirely composed of cost of product sales of ClandoSan(r), increased as a percentage of product sales to 69%, or $9,963 in 1997 from 54%, or $23,198 in 1996 and can be attributed to decreased production efficiency achieved with lower volume of sales.

Research, development and pilot plant expenses increased approximately 69%, from $309,351 to $521,669 for 1996 and 1997, respectively. This increase reflects the pilot plant and trial production manufacturing efforts during 1997 for AstaXin(r), in preparation for commercial production, which began in January 1998.

Marketing and selling expenses increased 61% from $5,438 to $8,741 from 1996 to 1997, and are related to the Company's increased marketing efforts for AstaXin(r) in preparation for commercial production and sales of the product. These expenses would be expected to continue to increase as marketing efforts for AstaXin(r) are continued.

General and administrative expenses increased 31% from $331,211 to $432,842 from 1996 to 1997, and reflect greater administrative support efforts for the Company's activities preparatory to production and sales of AstaXin(r) and costs related to the Company's Rights Offering of February 11, 1998. These costs would be expected to continue to increase somewhat until an adequate level of support for continuing manufacturing operations for AstaXin(r) is achieved.

Litigation expenses of $658,185 represent the Company's expenses associated with its defense of the suit by Archer Daniels Midland, Inc. and the Company's counter-suit. Management expects to recover legal expenses through damage awards, and preservation of the commercial rights associated with AstaXin(r), however, there can be no assurance that the Company will receive damage awards or that its rights to AstaXin(r) will be preserved. The Company estimates that the cost of this litigation will be $1,000,000 per year. At the present time, a range of reasonably possible loss from the litigation cannot be estimated.

The Company reported other income of $51,204 from the renegotiations of certain disputed vendor liabilities during 1997. This is expected to be a one-time occurrence.

Interest expense increased 91% from $171,112 to $326,565 from 1996 to 1997.
This increase was caused by increased debt from the financing of the Company's continued operation with loans from shareholders. This would be expected to decrease only if the Company achieves profitable operations and is able to repay its debt, or if shareholders convert the debt into common stock. There can be no assurance that profitable operations will be achieved in the near future, or that the shareholders will convert the debt.

As a result of the foregoing, the Company reported a net loss of $1,888,082, or $0.10 per common share during the year ended December 31, 1997, compared to a net loss of $776,873, or $0.04 per common share for the year ended December 31, 1996. The weighted average number of common shares outstanding increased to 18,870,314 for 1997 from 18,604,171 for 1996. This increase is caused by the issuance of 80,000 shares of common stock as payment of interest on a variable rate subordinated debenture, the issuance of 482,834 shares through the exercise of employee stock options, and the conversion of 6,250 shares of preferred stock into 12,500 shares of common stock during 1997.

Financial Position

During 1997 and 1996, the following actions materially affected the Company's financial position:

* The Company loaned $500,000 in 1997 to its contract manufacturer of AstaXin(r) for the purchase of manufacturing equipment needed for the production of AstaXin(r), all of which remains due as of December 31, 1997. The loan is repayable over 23 months with interest at 10%. $249,217 of the loan is classified as a current asset, and $250,783 is classified as a long-term asset as of December 31, 1997.

* The Company purchased $285,355 in manufacturing equipment in 1997 for use in the production of AstaXin(r).

* The Company issued $2,365,000 and $615,000, respectively during 1997 and 1996, in promissory notes to directors, $2,000,000 of which is due and payable on March 31, 1998, and $1,082,500 of which mature March 31, 2003. $153,594 remains due from directors for these notes as of December 31, 1997, which the Company expects to receive by March 31, 1998.

* The Company issued 80,000 and 53,334 shares, respectively in 1997 and 1996 of common stock in payment of interest on a variable rate subordinated debenture with a principal balance of $1,500,000, recording interest expense and increasing common stock and paid-in capital for $180,000 and $120,000, respectively in 1997 and 1996.

* Employees exercised 482,834 stock options in 1997, providing additional capital of $24,142.

* The carrying value of redeemable preferred stock was increased and paid-in capital available to common shareholders was decreased for $21,938 and $22,939, respectively in 1997 and 1996, reflecting cumulative unpaid dividends on redeemable preferred stock.

* Holders of redeemable preferred stock converted 6,250 and 2,500 shares, respectively, in 1997 and 1996, of preferred stock into 12,500 and 5,000 shares, respectively, of common stock, providing additional capital of $86,000 and $31,600, respectively in 1997 and 1996.

In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its Preferred Stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the Preferred Stock. As of December 31, 1997, total dividends in arrears on the Company's Preferred Stock was $1,285,185 of which $175,185 ($5.92 per share) was included in the carrying value of the redeemable Preferred Stock and $1,110,000 ($5.92 per share) was included in the liquidation preference of the Preferred Stock.


Liquidity and Capital Resources

Historically, the Company has been funded primarily by equity contributions, loans from stockholders and license fees. As of December 31, 1997 the Company had a working capital deficit of $2,113,574, and cash and cash equivalents of $24,548.

Cash used by operating activities in 1997 and 1996 amounted to $1,484,353 and $610,842, respectively.

Cash used by investing activities increased by $784,400, from $955 in 1996 to $785,355 in 1997. This is a result of capital expenditures of $285,355 for manufacturing equipment relating to production of AstaXin(r), and $500,000 loaned to Fermic for the purchase of manufacturing equipment relating to production of AstaXin(r).

Cash used by financing activities increased by $1,608,108, from $644,810 in 1996 to $2,252,918 in 1997. Financing activities are composed of net proceeds of $2,228,776 and $644,810 from issuance of promissory notes to directors in 1997 and 1996, respectively; and $24,142 from the issuance of 482,834 shares of common stock at $0.05 per share for the exercise of employee stock options in 1997.

Over the next twelve months, the Company believes it will need between $1,000,000 and $2,000,000 in working capital. The Company hopes to achieve this from profits from sales of AstaXin(r) production of which began in January 1998, proceeds of its Rights Offering of February 11, 1998, and additional financing. The Company intends to spend approximately $350,000 on technology research over the next twelve months to research new strains of pigments.

The Company does not believe that inflation has had a significant impact on its operations during 1997 and 1996.

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
EMPLOYEES


The Company's directors are elected annually by the shareholders of the Company. The directors, executive officers and key employees of the Company are as follows:

Name			              Age		Position with IGENE
Michael G. Kimelman  	59		Chairman of the Board of Directors

Thomas L. Kempner   		70		Vice Chairman of the Board of Directors

Stephen F. Hiu     	 	41		Director, President, Secretary, Acting
							                   Treasurer,and Director of Research and
										                Development

Ramin Abrishamian * 		44		Chief Executive Officer

Patrick F. Monahan  		47		Director, and Director of
                          Manufacturing

Joseph C. Abeles    		83		Director

John A. Cenerazzo	   	74		Director

Sidney R. Knafel    		67		Director


*	Mr. Abrishamian was hired as CEO on July 1, 1997.


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

THOMAS L. KEMPNER is Vice Chairman of the Board of Directors and has been a Director of the Company since its inception in October 1981. He is and has been Chairman and Chief Executive Officer of Loeb Partners Corporation, investment bankers, New York, and its predecessors since February 1978. He is currently a Director of Alcide Corporation, CCC Information Services Group, Inc., Energy Research Corp., Intermagnetics General Corp., Northwest Airlines, Inc., and Roper Starch Worldwide, Inc.

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

RAMIN ABRISHAMIAN was appointed Chief Executive Officer in July 1997. From April 1996 to July 1997, he was an independent consultant. From February 1990 to April 1996, he held various positions with Remediation Technologies, including president and general manager of a subsidiary. For seven years prior thereto he held various positions with Arthur D. Little Co. He received a Master of Science degree from M.I.T. and a Bachelor of Science degree from Strathclyde University, Scotland, both in chemical and process engineering.

PATRICK F. MONAHAN was appointed Director of Manufacturing and elected a Director of the Company in April 1991 and has managed the Company's fermen tation pilot plant since 1982. Prior thereto, he was a technical specialist in the fermentation pilot plant of W.R. Grace and Co. from 1975 to 1982. He received an Associate in Arts degree in biology from Allegheny Community College and a B.S. degree in biology with a minor in Chemistry from Frostburg State College, Frostburg, Maryland.

JOSEPH C. ABELES, private investor, was elected Director of the Company on February 28, 1991. Mr. Abeles serves as Director of Intermagnetics General Corporation, Bluegreen Corporation and Ultralife Batteries, Inc.

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

Compliance with Section 16(a) of the Exchange Act

	The Company believes that during 1996 and 1997 all of its officers, directors and holders of more than 10% of its Common Stock complied with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, except as follows. In 1996 and 1997 directors of the Company made various loans to the Company. The loans are evidenced by demand promissory notes convertible into Common Stock. The directors also received warrants to purchase shares of Common Stock. In addition, in 1996, two directors of the Company
(who are also officers) were granted stock options under the Company's 1986 Plan. None of the foregoing securities were reported on Forms 4 or Forms 5 filed with the Securities and Exchange Commission. In making this disclosure, the Company has relied solely on written representations of its directors, officers and more than 10% holders and on copies of reports that have been filed with the Securities and Exchange Commission.

ITEM 10.	EXECUTIVE COMPENSATION

During 1997 and 1996 no executive officers annual cash compensation exceeded $100,000.00. The Chief Executive Officer, Mr. Ramin Abrishamian, received
compensation as CEO of $50,000.   He also was paid $59,591 as a consultant
prior to being appointed as CEO.

	Other than the 1986 and 1997 stock option plans and the Simple Retirement Plan described below, the Company has no profit sharing or incentive compensation plans.

Simple Retirement Plan

	Effective February 1, 1997 the Company adopted a Simple Retirement Plan under Internal Revenue Code Section 408(p). The plan is a defined contribution plan, which covers all of the Company's employees who receive at least $5,000 of compensation for the preceding year. The plan permits elective employee contributions. The Company makes a nonelective contribution of 2% of each eligible employee's compensation for each year. The Company's contributions to the plan for 1997 were $5,483, which is expensed in the 1997 statement of operations.

Stock Option Plan

The 1997 Stock Option Plan (the "Plan"), which was approved by the stockholders on November 17, 1997, and which succeeds the 1986 Stock Option Plan, provides for the issuance of options to acquire up to 20,000,000 shares of Common Stock of the Company.

The Plan is administered by a committee of the Board of Directors.

The purpose of the Plan is to advance the interests of the Company by encouraging and enabling the acquisition of a larger personal proprietary interest in the Company by directors, key employees, consultants and inde pendent contractors who are employed by, or perform services for, the Company and its subsidiaries and upon whose judgment and keen interest the Company is largely dependent for the successful conduct of its operations. It is also expected that the opportunity to acquire such a proprietary interest will enable the Company and its subsidiaries to attract and retain desirable personnel, directors and other service providers.

Options are exercisable at such rates and times as may be fixed by the committee. Options become exercisable in full upon (i) the holder's retirement on or after his 65th birthday, (ii) the disability or deal of the holder, (iii) or under special circumstances as determined by the Committee. Options generally terminate on the tenth business day following cessation of service as an employee, director, consultant or independent contractor.

Options may be exercised by payment in full of the option price in cash or check, or by delivery of previously-owned shares of common stock having a total fair market value on the date of exercise equal to the option price, or by such other methods as permitted by the Committee.

The Plan contains anti-dilution provisions in the event of certain corporate transactions.

The Board of Directors may at any time withdraw from, or amend the Plan and any options not heretofore granted. Stockholder approval is required to (i) increase the number of shares issuable under the plan, (ii) increase the number of options which may be granted to any individual during a year, (iii) or change the class of persons to whom options may be granted. No options shall be granted under the Plan after September 19, 2007.

Options to acquire 2,260,584 shares of common stock have been granted under the 1986 and 1997 Stock Option Plans and 1,670,750 options are outstanding under
the Plans.   No options were granted during 1997.

The following table sets forth information as to all incentive and non-statutory stock options that have been granted to the executive officers of the Company. 10,000 in options were exercised by officers in 1997. The following table provides information regarding the number of shares covered by both exercisable and unexercisable stock options for executive officers as of December 31, 1997 and the values of "in-the-money" options as of that date. An option is "in-the-money" if the per share fair market value of the underlying stock exceeds the option exercise price per share.

	Aggregate Fiscal Year End Option Values

                                 	  Number of		     	   Dollar Value of
              Number	               Unexercised Options	In-The-Money Options
              of Shares	  Dollar At End of Fiscal Year	 At End of FiscalYear1
              Acquired on Value	    Exercisable/	       Exercisable/
Name      	   Exercise    Realized  Unexercisable		     Unexercisable
Stephen F. Hiu	 ------  	 -------  	955,000/None 	      $57,300/None
Patrick F.
   Monahan	 	   10,000	      $500	  632,500/None		      $37,950/None

1. The value of unexercised in-the-money options at December 31, 1997 is based on the difference between $.11 per share and the per share option exercise price, multiplied by the number of shares of common stock underlying such option.


Compensation of Directors

During 1996 and 1997, Directors were not compensated for their Board or Committee activities.

Page 15

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 1, 1998 with respect to beneficial ownership of shares of the Company's outstanding Common Stock and Preferred Stock by (i) each person known to the Company to own more than five percent of its Common Stock or Preferred Stock, (ii) each Director, and (iii) all Directors and Officers as a group.

                                 Common Stock       		Preferred Stock
                                 Number of     		   		Number
Name and Address			              Shares       Percent*		  Shares  	Percent
Joseph C. Abeles		              	23,105,8581	 57.48        -----	   	-----
  c/o Abel Associates
  220 E. 42nd Street
  New York, NY  10017

John A. Cenerazzo		               2,945,1822	 13.47	      	-----   		-----
  Stokesay Castle Lane
  Reading, PA  19606

Stephen F. Hiu				                1,471,4703 	 7.12	      	-----   		-----
  9110 Red Branch Road
  Columbia, MD  21045

Thomas L. Kempner		             	38,359,3504 	69.54      		-----   		-----
  c/o Loeb Partners Corporation
  61 Broadway
  New York, NY  10006

Michael G. Kimelman			            4,696,4725 	20.43      		-----   		-----
  c/o Kimelman & Baird, LLC
  100 Park Avenue, Suite 1105
  New York, NY  10017

Sidney R. Knafel		              	35,486,4426 	67.40      		-----	   	-----
  c/o SRK Management
  126 East 56th Street
  New York, NY  10022

Patrick F. Monahan			               992,5307 	 4.92	      	-----   		-----
  9110 Red Branch Road
  Columbia, MD  21045

All Directors and Officers      107,057,3048 	90.35      		-----   		-----
  as a Group (7 persons)

Others

Dow Chemical Company		          	 1,360,3349 	 6.78     	187,500	   100.00
Anthony Low-Beer		              	 1,021,91310	 5.08      		-----   		-----
Fraydun Manocherian	             15,400,00011	44.50       	-----	   	-----

All Shareholders		              141,950,76312	100.0    		187,500	   100.00


<NOTES>
* Under the rules of the Securities and Exchange Commission, the calculation of the percentage assumes for each person that only that person's rights, warrants, options or convertible notes or preferred stock are exercised or converted, and that no other person exercises or converts outstanding rights, warrants, options or convertible notes or preferred stock. Accordingly, these percentages are not on a fully-diluted basis.



Page 16

1	Includes the following: 2,109,404 shares, 2,250 shares issuable upon conversion of Series A Preferred Stock, $216,000 of short-term notes convertible into 2,160,000 shares, $311,663 in long-term notes convertible into
3,782,083 shares, warrants to purchase 6,933,427 shares, and warrants to purchase 8,093,069 shares subject to the exercise of rights expiring March 31,
1998.  Also includes 4,140 shares, 12,500 shares issuable upon conversion of
Series A Preferred Stock, and warrants to purchase 8,986 shares subject to the exercise or rights expiring March 31, 1998 held by Mr. Abeles' wife.

2 Includes 283,458 shares, $24,000 of short-term notes convertible into 240,000 shares, $40,622 in long-term notes convertible into 492,321 shares, warrants to purchase 863,513 shares, 32,750 shares subject to options currently exercisable or exercisable within 60 days and warrants to purchase 1,032,503 shares subject to the exercise of rights expiring March 31, 1998. Also includes 414 shares and warrants to purchase 224 shares subject to the exercise of rights expiring
March 31, 1998 held by Mr. Cenerazzo's wife.

3 Includes 500 shares, 955,000 shares subject to options currently exercisable within sixty days, and warrants to purchase 515,970 shares subject to the exercise or rights expiring March 31, 1998.

4 Includes 386,972 shares, $23,100 of long-term notes convertible into 256,667 shares, warrants to purchase 469,627 shares, and warrants to purchase 601,164 shares subject to the exercise of rights expiring March 31, 1998 held by Mr.
Kempner; 94,000 shares, $140,873 in long-term notes convertible into 1,616,065 shares, $315,000 in short-term notes convertible into 3,150,000 shares, warrants to purchase 5,231,937 shares, and warrants to purchase 5,449,681 shares subject to the exercise of rights expiring March 31, 1998 held by a trust under which Mr. Kempner is one of two trustees and the sole beneficiary; 1,482,987 shares, $56,100 of long-term notes convertible into 891,003 shares, warrants to purchase 891,003 shares, and warrants to purchase 1,763,096 shares subject to the exercise or rights expiring March 31, 1998 held by a trust under which Mr.
Kempner is one of two trustees and a one-third beneficiary; 182,526 shares and warrants to purchase 98,564 shares subject to the exercise of rights expiring
March 31, 1998 held by Mr. Kempner's wife; 54,000 shares, $140,872 in long-term notes convertible into 1,616,065 shares, $315,000 in short-term notes convertible into 3,150,000 shares, warrants to purchase 5,231,937 shares, and warrants to purchase 5,428,081 shares subject to the exercise or rights expiring March 31, 1998 held by a trust under which Mr. Kempner is one of two trustees and one of his brothers is the beneficiary; and 203,880 shares and warrants to purchase 110,095 shares subject to the exercise or rights expiring
March 31, 1998 held by another trust under which Mr. Kempner is one of two trustees one of his brothers is the beneficiary.

5 Includes 919,417 shares, $63,070 in long-term notes convertible into 804,568 shares, warrants to purchase 1,325,672 shares, and warrants to purchase
1,646,815 shares which are subject to the exercise of rights expiring March 31, 1998.

6	Includes 2,044,716 shares, $306,200 in long-term notes convertible into
3,715,706 shares,  $630,000 in short-term notes convertible into 6,300,000 shares, warrants to purchase 10,982,722 shares, and warrants to purchase
12,443,298 shares which are subject to the exercise of rights expiring March
31, 1998.

7	Includes 12,000 shares, 632,500 shares which are subject to options currently exercisable or exercisable within 60 days, and warrants to purchase
348,030 shares which are subject to the exercise of rights expiring March 31,
1998.

8 Includes 7,778,414 shares outstanding as of March 1, 1998, and shares which are subject to rights of acquisition as follows: 1,620,250 shares which are subject to options currently exercisable or exercisable within 60 days;
unexpired warrants to purchase 31,929,838 shares; 14,750 shares subject to the redemption of 7,375 shares of redeemable preferred stock, $1,082,500 in long-term notes convertible into 13,174,478 shares, $1,500,000 in short-term notes convertible into 15,000,000 shares, and warrants to purchase 37,539,574 shares which are subject to the exercise of rights expiring March 31, 1998.

Page 17

9 Includes 508,334 shares of common stock which represents shares issued in lieu of interest on the interest on the $1,500,000 debenture held by Dow
Chemical Co., 375,000 shares of common stock subject to the conversion of the $1,500,000 debenture and warrants to purchase 447,000 shares which are subject to the exercise or rights expiring March 31, 1998. Dow Chemical Co. also holds
187,500 shares of preferred stock as to which certain redemption rights have been waived and which are not redeemable at Dow's option and which carry no voting rights prior to redemption.

10 Includes 128,540 shares, warrants to purchase 535,040 shares, and warrants to purchase 358,333 shares, which are subject to the exercise or rights expiring March 31, 1998.

11 Includes $500,000 in short-term notes convertible into 5,000,000 shares, warrants to purchase 5,000,000 shares, and warrants to purchase 5,400,000 shares which are subject to the exercise or rights expiring March 31, 1998.

12 Includes 19,206,473 shares outstanding as of March 1, 1998, and shares which are subject to rights of acquisition as follows: 1,670,750 shares which are subject to options currently exercisable or exercisable within 60 days;
unexpired warrants to purchase 37,464,878 shares; 59,184 shares subject to the redemption of 29,592 shares of redeemable preferred stock, 375,000 shares subject to the conversion of the $1,500,000 subordinated debenture, $1,082,500 in long-term notes convertible into 13,174,478 shares, $2,000,000 in short-term notes convertible into 20,000,000 shares, and warrants to purchase 50,000,000 shares which are subject to the exercise of rights expiring March 31, 1998.

</NOTES>


ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 14, 1995 the shareholders of the Company approved cancellation of promissory notes and warrants issued to certain directors of the Company between August 25, 1993 and March 7, 1995 and the conversion of these notes to common stock of the Company at $.125 per share and warrants to purchase an equa amount of common stock of the Company at $.125 per share, which was the fair market value of the common stock as quoted on April 3, 1995. Such warrants expire on April 3, 1998.


Beginning November 16, 1995 and continuing through May 8, 1997, the Company issued promissory notes to certain directors for aggregate consideration of $1,082,500. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of the Company at prices ranging from $0.05 per share to $0.135 per share, based on the market price of common shares at the issue date. In connection with such issuance, the holders also received warrants for an equivalent number of shares at the equivalent price per share. The warrants expire ten years from the issue of the notes. These notes are due on March 31, 2003. The notes bear interest at the prime rate.

The notes are detailed, by issue date, and by conversion and warrant price, as follows:


		                                                    Conversion/
                                    	Note	            Warrant
     Issue Date          	           Amount	          Price/Share
November 16, 1995	                   $   40,000	      $   0.050
December 22, 1995	                       60,000          	0.050

Total issued in 1995	                   100,000

February 14, 1996	                       70,000          	0.100
March 11, 1996                          	70,000          	0.090
April 23, 1996                          	36,000          	0.060
May 9, 1996                             	71,000          	0.060
June 7, 1996                            	70,000          	0.050
July 24, 1996                           	90,000          	0.115
September 24, 1996                      	70,000          	0.125
November 15, 1996                       	70,000	          0.090
December 11, 1996	                       70,000	          0.090

Total issued in 1996	                   617,000

January 14, 1997                        	70,000          	0.070
February 24, 1997                      	100,000          	0.110
March 31, 1997	                          75,000	          0.100
April 3, 1997	                           24,500          	0.100
May 8, 1997                             	80,000          	0.135
May 8, 1997	                             16,000	          0.135

Total issued in 1997	                   365,500

TOTAL                               	$1,082,500


	Beginning June 5, 1997 and continuing through December 5, 1997, the Company issued promissory notes to certain directors and another investor for aggregate consideration of $2,000,000. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of the Company at $.10 per share. In connection with such issuance, the holders also received warrants for an equivalent number of shares at $0.10 per share. The warrants expire ten years from the issue of the notes. These notes bear interest at 8%. These notes are due on March 31, 1998. The Company plans to repay these notes with proceeds from the Rights Offering, as described below.

At the option of each investor, all indebtedness under these note will be repaid and canceled through use of proceeds from the Rights Offering or will be converted into Common Stock of the company at $0.10 per share.

	The Company distributed, to holders of record on February 13, 1998, transferable rights to subscribe for and purchase 0.54 of a Unit for each share of common share or equivalent owned by such holder. Each Unit will entitle the holder to receive $0.10 principal amount of 8% Notes due March 31, 2003 and warrants to purchase one share of common stock at an exercise price of $0.10 per share. Common shares or equivalents include: Common Stock, Preferred
Stock, unexpired warrants, options exercisable, and convertible notes out standing. The Company would raise up to $5,000,000 through this Rights Offering, if fully subscribed. If the Company does not raise at least $2,000,000 in the Rights Offering, certain directors and another investor, who are the holders of $2,000,000 in promissory notes as described above, have agreed to purchase Units equal to the difference between $2,000,000 and the proceeds from the Rights Offering; however, concurrently therewith the Company will have to repay $2,000,000 in promissory notes so that, in that event the Company will not have any proceeds after repayment of those notes. The Rights Offering expires March 31, 1998. In consideration of the investors agreeing to subscribe to Units such that the Company receives at least $2,000,000, the Company will issue additional warrants to these investors to purchase 10 shares of Common Stock for each $1 of loans made by each investor, exercisable at $0.10 per share and expiring ten years after issue.

	As of March 31, 1998, the Company's stockholders have purchased a total of 50,000,000 Units, including additional Units available to fully subscribing shareholders as a result of unexercised rights of other shareholders, under the terms of the Rights Offering. The Rights Offering period expired March 31,
1998 and has not been extended. The Company's gross proceeds from the Rights Offering are $5,000,000, of which $1,875,000 will be used to repay outstanding promissory notes due on March 31, 1998; and $475,000 will be used to repay demand promissory notes issued from January 1, 1998 through March 31, 1998 as described above. The Company incurred transfer agent fees of $35,000 in relation to the Rights Offering, resulting in net proceeds after fees and debt repayment of $2,615,000. The Company will record $5,000,000 in principal of new notes issued to holders of subscribed units, which are payable five years from date of issue and bear interest at 8%. In connection with the Rights Offering, the holders of subscriber Units will also receive warrants to purchase 50,000,000 shares of common stock expiring ten years from date of issue and exercisable at $.10 per share.

	On January 13, and February 2 and 23, and March 10 and 20, 1998 the Company issued non-convertible demand promissory notes to certain directors for an aggregate consideration of $950,000. These loans bear interest at the prime rate.

PART IV

ITEM 13.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

A.1.	The following financial statements relating to 1997 and 1996 are filed as a part of this Report:

Independent Auditors' Report.
Balance Sheet as of December 31, 1997.
Statements of Operations for the years ended December 31, 1997 and December 31, 1996.
Statements of Stockholders' Deficit for the years ended December 31, 1997 and December 31, 1996.
Statements of Cash Flows for the years ended December 31, 1997 and December 31, 1996.
Notes to Financial Statements.

A.2.	Exhibits filed herewith or incorporated by reference herein are set forth in the following table prepared in accordance with Item 601 of Regulations S-K.

3.1	Articles of Incorporation of the Registrant as amended to date, constituting Exhibit 3.1 to Registration Statement No. 333-41581 on Form SB-1.

3.2 By-Laws, constituting Exhibit 3.2 to the Registrant's Registration Statement No. 33-5441 on Form S-1, are hereby incorporated herein by reference.

	4.1	Form of Variable Rate Convertible Subordinated Debenture Due 2002
(Class A), constituting Exhibit 4.4 to Registration Statement No. 33-5441 on
Form S-1, is hereby incorporated herein by reference.

10.1 Form of Conversion and Exchange Agreement used in May 1988 in connection with the conversion and exchange by certain holders of shares of Preferred Stock for Common Stock and Warrants, constituting Exhibit 10.19 to Registration Statement No. 33-5441 on Form S-1, is hereby incorporated herein by reference.

10.2	Exchange Agreement made as of July 1, 1988 between the Registrant and
Essex Industrial Chemicals, Inc. with respect to the exchange of 187,500 shares of Preferred Stock for a Debenture, constituting Exhibit 10.21 to Registration Statement No. 33-5441 on Form S-1, is hereby incorporated herein by reference.

10.3	Preferred Stockholders' Waiver Agreement dated May 5, 1988, incorporated by reference to the identically numbered exhibit in Form S-1 Registration Statement No. 33-23266.

10.4	Form of Agreement between the Registrant and Certain Investors in
Preferred Stock dated September 30, 1987, incorporated by reference to the identically numbered exhibit in Amendment No. 1 to Form S-1 Registration Statement No. 33-23266.

10.5 Letter Agreement executed May 11, 1995 between Archer Daniels Midland and IGENE Biotechnology, Inc., along with November 11, 1995 Amendment, constituting
Exhibit 10.11 to the Registrant's Report on Form 10-KSB for the year ended December 31, 1995 is incorporated herein by reference.

10.6 Agreement of Lease effected December 15, 1995 between Columbia Warehouse Limited Partnership and IGENE Biotechnology, Inc. constituting Exhibit 10.13 to the registrant's report on Form 10-KSB for the year ended December 31, 1995 is incorporated herein by reference.

10.7 Toll Agreement effective as of June 24, 1997 between Igene Biotechnology, Inc. and Fermic, S.A. de C.V., is incorporated herein by reference. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

 (b)	No reports on Form 8-K were filed during the Fourth Quarter of 1997.


Page 22

IGENE Biotechnology, Inc.
Statement of Operations Data

                            		     Years Ended December 31,
               	    1997    	   1996   	  1995  	   1994   	  1993
Sales	                  14,394   	43,091   	25,563  	113,166  	 68,516
Total Revenues	         14,394   	66,573  	274,978  	363,249  	 69,089
Cost of Sales	           9,963   	23,198   	16,878   	36,945  	 32,137
Research, Development and
  Pilot Plant Expenses	521,669  	309,351  	348,139  	391,912  	329,030
Other Expenses	      1,422,050  	512,504  	447,335  	474,752  	416,489
Net Loss	           (1,888,082)	(776,873)	(503,156)	(540,260)	(708,567)
Net Loss
  Per Common Share(1)	    (.10)    	(.04)    	(.04)    	(.04)    	(.06)
Coverage Deficiency of
  Fixed Charges(2)	  2,030,021  	921,572  	647,695  	684,959  	853,266



Igene Biotechnology, Inc.
Balance Sheet Data
	                                      Years Ended December 31,
             	    1997     	   1996     	  1995   	   1994   	     1993
Cash and
  Cash Equivalents	   24,548     	41,339      	8,326     	19,529      	65,897
Working Capital
  (Deficit)	      (2,113,574)	  (983,816)	  (336,992)	  (645,815)   	(286,881)
Total Assets	      1,004,952  	  109,054    	104,255     	77,556     	258,417
Long-Term Debt	    2,582,500  	1,500,000  	1,500,000  	1,500,000   	1,500,000
Total Liabilities	 5,142,637  	2,562,799  	1,901,127  	2,177,572   	1,938,173
Redeemable
  Preferred Stock   	411,920    	475,982    	484,643    	463,104     	438,405
Stockholders'
  Deficit	        (4,549,605)	(2,929,727)	(2,281,515)	(2,563,119) 	(2,118,161)
Common Shares
  Outstanding	    19,206,473 	18,631,139 	18,572,805  13,028,571  	12,975,237
Preferred Shares
  Outstanding       	217,092    	223,342    	225,842    	226,092     	226,092


<NOTES>

1 Net loss per common share for the year ended December 31, 1993 is based on 12,769,011 shares. Net loss per common share for each of the years in the four-year period ended December 31, 1997 is based on 13,002,050, 13,694,343, 18,604,171 and 18,870,315 weighted average shares, respectively. For purposes of computing net loss per common share, the amount of net loss has been increased by dividends declared and cumulative undeclared dividends in arrears on preferred stock.

2	 Earnings are not adequate to cover fixed charges. The "coverage deficiency  of fixed charges" for each year is equal to the net loss for the year plus  dividends on preferred stock.

</NOTES>

Page 23

	INDEPENDENT AUDITORS' REPORT









Board of Directors
IGENE Biotechnology, Inc.
Columbia, MD


We have audited the financial statements of IGENE Biotechnology, Inc. as listed
in response to A.1. of Item 13.   These financial statements are the
responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IGENE Biotechnology, Inc. as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that IGENE Biotechnology, Inc. will continue as a going concern. As discussed in note 14 to the financial statements, the Company's recurring losses and limited capitalization raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




BERENSON & COMPANY LLP



March 19, 1998, except for note 17 as to which the date is March 31, 1998 New York, NY


IGENE Biotechnology, Inc.
Balance Sheet

                                                             December 31,
ASSETS	                                                      1997

CURRENT ASSETS
  Cash and cash equivalents	                                $   24,548
  Accounts receivable                                          	14,494
  Supplies	                                                      4,710
  Due from stockholders and investors (note 7)                	153,594
  Loan Receivable (note 3)	                                    249,217
     TOTAL CURRENT ASSETS	                                     446,563


OTHER ASSETS
  Property and equipment, net (note 4)                        	297,006
  Loan receivable, net of current portion (note 3)            	250,783
  Security deposits	                                            10,600
     TOTAL ASSETS                                          	$1,004,952

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses (note 5)           	$  515,137
  Debenture interest payable (note 6)	                          45,000
  Promissory notes payable (note 7)	                         2,000,000
     TOTAL CURRENT LIABILITIES`                            	 2,560,137

LONG-TERM DEBT
  Promissory notes payable (note 7)	                         1,082,500
  Variable rate subordinated debenture (note 6)            	 1,500,000
     TOTAL LIABILITIES	                                      5,142,637

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative, convertible, voting, series A, $.01 par value per share.
  Stated value $13.92 per share.   Authorized 1,312,500 shares;
  issued 29,592 shares.  Redemption amount $411,920
  (notes 6, 8 and 9)                                       	   411,920

STOCKHOLDERS' DEFICIT (notes 7, 8 and 9)
  Preferred stock -- $.01 par value per share.  8% cumulative, convertible, voting, series A.  Authorized and issued
     187,500 shares (aggregate involuntary liquidation value
     of $2,610,000)                                             	1,875
  Common stock -- $.01 par value per share.  Authorized
     250,000,000 shares; issued 19,206,473 shares	192,065
  Additional paid-in capital                               	18,233,670
  Deficit	                                                 (22,977,215)

     TOTAL STOCKHOLDERS' DEFICIT                          	( 4,549,605)
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          	 $1,004,952

The accompanying notes are an integral part of the financial statements.



IGENE Biotechnology, Inc.
Statements of Operations

                                                 Years ended December 31,
                                              	     1997  	      1996
Sales                                              	14,394       	43,091
Cost of sales	                                       9,963  	     23,198

    Gross profit	                                    4,431       	19,893

Technology services income                    	        ---  	     23,482

    Total revenue                                   	4,431       	43,375

Selling, general and administrative expenses:

    Marketing and selling	                           8,741        	5,438
    Research, development and pilot plant         	521,669      	309,351
    General and administrative                    	432,842      	331,211
    Litigation expenses (note 12)	                 658,185  	        ---

    Total selling, general and
    administrative expenses	                     1,621,437  	    646,000

    Operating loss	                             (1,617,006)	    (602,625)

Other income (expenses):

    Income from renegotiated liabilities	           51,204          	---
    Investment income	                                   2        	1,607
    Other income (expense)                          	4,283       	(4,743)
    Interest expense	                             (326,565) 	   (171,112)

Net Loss                                       	(1,888,082)    	(776,873)

Deficit at beginning of year                  	(21,089,133) 	(20,312,260)

Deficit at end of year                     	  $(22,977,215) $(21,089,133)

Net loss per common share (note 10)          	$      (0.10)	$      (0.04)



The accompanying notes are an integral part of the financial statements.



IGENE Biotechnology, Inc.
Statement of Stockholders' Deficit

                     	Redeemable
	                     Preferred 	      Preferred         	Common
	                     Stock	           Stock	             Stock
	                     # shares/amount 	#shares/amount	    # shares/amount
Balance at December
  31, 1995	           38,342/$484,643 	187,500/$1,875	18,572,805/$185,728
Issuance of 53,334 shares of
  common stock as payment of
  interest on variable rate
  subordinated debenture
  (note 6)                       	---            	---    	53,334/$533

Cumulative undeclared dividends
  on redeemable preferred
  stock                     	$ 22,939            	---            	---

Conversion of redeemable
  preferred stock into
  common stock	      (2,500)/$(31,600)	           ---      	5,000/$50

Net loss for 1996	                ---            	---	            ---

Balance at December
  31, 1996	            35,842/$475,982 187,500/$1,875	18,631,139/$186,311

Issuance of 80,000 shares of
  common stock as payment of
  interest on variable rate
  subordinated debenture
  (note 6)	                        ---          	---        	80,000/$800

Issuance of common stock through
  exercise of employee stock
  options                         	---          	---      	482,834/$4,829

Cumulative undeclared dividends on
  redeemable preferred stock  	$ 21,938         	---                	---

Conversion of redeemable
  preferred stock
  into common stock	    (6,250/$(86,000)        	---        	12,500/$125

Net loss for 1997	                  ---  	       ---	                ---

Balance at December
  31, 1997	             29,592/$411,920 187,500/$1,875	19,206,473/$192,065

The accompanying notes are an integral part of the financial statements.


IGENE Biotechnology, Inc.
Statement of Stockholders' Deficit
(Continued)

                            	Additional	                  	Total
                            	Paid-In 	                    	Stockholder's
	                            Capital	      Deficit	        Deficit
Balance at December
  31, 1995                  	$17,843,142  	$(20,312,260) 	$(2,281,515)

Issuance of 53,334 shares of
  common stock as payment of
  interest on variable rate
  subordinated debenture (note 6)	119,467          	---      	120,000

Cumulative undeclared dividends
  on redeemable preferred stock 	 (22,939)         	---      	(22,939)

Conversion of redeemable
  preferred stock into
  common stock	                    31,550          	---       	31,600

Net loss for 1996	                    ---   	  (776,873)	    (776,873)

Balance at December 31, 1996 	$17,971,220 	$(21,089,133) 	$(2,929,727)

Issuance of 80,000 shares of
  common stock as payment of
  interest on variable rate
  subordinated debenture (note 6)	179,200          	---      	180,000

Issuance of common stock through
  exercise of employee
  stock options	                   19,313          	---       	24,142

Cumulative undeclared dividends on
  redeemable preferred stock     	(21,938)         	---      	(21,938)

Conversion of redeemable preferred
  stock into common stock	         85,875          	---	       86,000

Net loss for 1997	                    --- 	  (1,888,082)	  (1,888,082)

Balance at December 31, 1997	 $18,233,670 	$(22,977,215)	 $(4,549,605)


The accompanying notes are an integral part of the financial statements.


IGENE Biotechnology, Inc.
Statements of Cash Flows

                                                  Years ended December 31,
                                            	       1997    	        1996
Cash flows from operating activities:
Net loss	                                          $(1,888,082)	($776,873)
Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation                                        	7,821  	   6,261
    Loss on sale of assets                              	  ---    	 4,743
    Interest on debenture paid in shares of
        common stock                                  	180,000   	120,000
    Decrease (increase) in:
        Accounts receivable                           	 (4,498)  	  1,133
        Prepaid expenses and supplies                 	  6,068   	(10,778)
    Increase (decrease) in:
          Accounts payable and other
          accrued expenses	                            214,338     44,672
Net cash used in operating activities           	   (1,484,353)  (610,842)

Cash flows from investing activities:
Capital expenditures	                                 (285,356)      (955)
Loan to contract manufacturer                   	     (500,000)	      ---
Net cash used in investing activities 	               (785,356)      (955)

Cash flows from financing activities:
Proceeds from issuance of common stock                 	24,142       	---
Issuance of promissory notes	                        2,228,776    644,810
Net cash provided by financing activities	           2,252,918    644,810

Net increase (decrease) in cash
  and cash equivalents                         	       (16,791)    33,013

Cash and cash equivalents - beginning of the year	      41,339     	8,326
Cash and cash equivalents - end of the year	        $   24,548 $   41,339

Supplementary disclosure and cash flow information:
  Cash paid during the year for interest           	$     --- 	$     ---
  Cash paid during the year for income taxes	             ---       	---

<NOTES>

Non-cash investing and financing activities:

During 1997 and 1996, the Company issued 80,000 and 53,334 shares of common stock, respectively, in each year in payment of interest on the variable rate subordinated debenture. If paid in cash, the interest would have been payable at 12% and 8%, respectively, during 1997 and 1996, or $180,000 and $120,000, respectively, per year. Shares may be issued in lieu of cash under the debenture agreement at the higher of $2.25 per share or market price per share. The stock was issued and related interest was paid in 1997 and 1996 at $2.25 per share, or $180,000 and $120,000, respectively, in each year. (See also note 6)

During 1997 and 1996 the Company recorded dividends in arrears on 8% redeemable preferred stock at $.64 per share aggregating $21,938 and $22,939, respectively in each year which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock. (See also note 8)

Page 29

IGENE Biotechnology, Inc.
Statements of Cash Flows
(continued)


Non-cash investing and financing activities: (continued)

During 1997 the Company issued promissory notes to certain directors of the Company in the face amount of $2,365,500. As of December 31, 1997 $2,226,186 had been received in cash proceeds by the Company. $139,314 remained due from certain directors of the Company as of December 31, 1997. (See also note 7)

During 1996 the Company issued promissory notes to certain directors of the Company in the face amount of $617,000. As of December 31, 1996 $600,130 had been received in cash proceeds by the Company. $16,870 remained due from certain directors of the Company on December 31, 1996, of which $2,590 was received during 1997. (See also note 7)

The accompanying notes are an integral part of the financial statements.
</NOTES>

IGENE Biotechnology, Inc.
Notes to Financial Statements


(1) Nature of Business

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

Depreciation

Depreciation of property and equipment is provided under the straight-line method over the useful lives of the respective assets which average 7 years for all equipment.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

IGENE Biotechnology, Inc.
Notes to Financial Statements
(continued)


Interest on Variable Rate Subordinated Debenture

The Company records interest on its variable rate subordinated debenture (see also note 6) at a level rate of 8% through October 1, 1996 and at 12% thereafter; rather than at the fair-market value of shares which have been issued in lieu of cash payments of interest. This is an estimated average rate based on the Company's plan to continue (as it has since October 1, 1989) to pay interest on the debenture by issuing shares of common stock at the higher of $2.25 per share or the current market value of the Company's shares, as allowed under the terms of the debenture. If the market value of the Company's stock remains below $2.25 per share (during the period from October 1989 through December 1997 its highest price was $1.25) the Company can continue to issue stock in lieu of cash payments at $2.25 per share.

	Accounting for stock based compensation

The Company applies APB Opinion 25 in accounting for employee stock option plans (note 9). Accordingly, no compensation cost has been recognized in 1997 or 1996. Had compensation cost been determined on the basis of FASB Statement 123, the following changes would have resulted:

                             			  1997   	      1996
	Net loss:
		As reported                    	$  (1,888,082)	$  (776,873)
		Pro forma	                         (1,888,082)   	(781,189)

	Net loss per common share:
		As reported                      	$      (.10)	$      (.04)
		Pro forma                               	(.10)	       (.04)


The fair value of compensation was computed using an option-pricing model, which took into account the following factors as of the grant date:

- The exercise price and expected life of the option.
- The current price of the stock and its expected volatility.
- Expected dividends, if any.
- The risk-free interest rate for the expected term of the option using Treasury Note rates with a remaining term equal to the expected life of the options.

(3)	Loan Receivable

	During 1997, the Company loaned $500,000 to its contract manufacturer of AstaXin(r) for the purchase of manufacturing equipment needed for the production of AstaXin(r), all of which remains due as of December 31, 1997. The loan is payable over 23 months with interest at 10%. As of December 31, 1997, $249,217 of the loan is classified as a current asset, and $250,783 is classified as a long-term asset.

IGENE Biotechnology, Inc.
Notes to Financial Statements
(continued)

(4)	Property and Equipment

Property and equipment are stated at cost and are summarized as follows:

Laboratory equipment and fixtures		   $  103,007
Pilot plant equipment and fixtures        	8,201
Machinery and equipment  		               73,716
Manufacturing equipment	    	            186,421
Idle equipment                   	       	50,250
Office furniture and fixtures  		         33,526
                                       		455,121
Less accumulated depreciation 		        (158,115)
                                    		$  297,006

Idle equipment represents manufacturing equipment which is not presently needed for production of AstaXin(r). The Company plans to retain the equipment for use when needed due to increased production volume. This equipment is not being depreciated and its cost approximates fair value.

(5)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

Accounts payable, trade           		$  219,024
Audit fees                            		15,000
Legal fees                            		68,784
Equipment                             		29,633
Other accrued expenses                   		444
Accrued interest, promissory notes		   182,252
	 			                              $   515,137

(6)	Variable Rate Subordinated Debenture

In July 1988, the Company and a principal holder of the Company's redeemable preferred stock agreed to exchange 187,500 shares of the Company's 8% cumula tive convertible preferred stock, Series A for a $1,500,000 variable rate convertible subordinated debenture due 2002, Class A.

The debenture bears interest at a rate of 8% per annum through September 30, 1996 and thereafter at a rate of 12% per annum. Interest was payable in cash through October 1, 1989. Thereafter, the debenture agreement provides that at the option and at the discretion of the Company, interest may be paid in shares of the Company's common stock at the greater of $2.25 per share or the average market value per share. During 1997 and 1996, the Company issued 80,000 and 53,334 shares, respectively of its common stock as payment of interest on the debenture. The debenture is convertible into common stock of the Company at any time at the option of the holder at an initial rate of $4 per share of common stock. The debenture is redeemable at the option of the Company at any interest payment date at par value plus accrued interest. Upon maturity of the debenture, the Company, at its option, may repay the remaining principal in shares of 8% cumulative convertible preferred stock, at a rate of $8 per preferred share. $45,000

IGENE Biotechnology, Inc.
Notes to Financial Statements
(continued)


of accrued interest through December 31, 1997 is recorded in these financial statements.

(7)	Promissory Notes Payable

Beginning November 16, 1995 and continuing through May 8, 1997, the Company issued promissory notes to certain directors for aggregate consideration of $1,082,500. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of the Company at prices ranging from $0.05 per share to $0.135 per share, based on the market price of common shares at the issue date. In connection with such issuance, the holders also received warrants for an equivalent number of shares at the equivalent price per share. The warrants expire ten years from the issue of the notes. These notes are due on March 31, 2003 and bear interest at the prime rate.

The notes are detailed, by issue date, and by conversion and warrant price, as follows:

                                                       		Conversion
                                            	Note	       Warrant
 Issue Date                           	      Amount	     Price/Share
	November 16, 1995	                         $   40,000	  $   0.050
	December 22, 1995	                             60,000	      0.050

	Total issued in 1995	                         100,000

	February 14, 1996                             	70,000      	0.100
	March 11, 1996                                	70,000      	0.090
	April 23, 1996                                	36,000	      0.060
	May 9, 1996                                   	71,000	      0.060
	June 7, 1996                                  	70,000      	0.050
	July 24, 1996	                                 90,000      	0.115
	September 24, 1996	                            70,000	      0.125
	November 15, 1996	                             70,000      	0.090
	December 11, 1996                       	      70,000      	0.090

	Total issued in 1996	                         617,000

	January 14, 1997                              	70,000      	0.070
	February 24, 1997                            	100,000	      0.110
	March 31, 1997	                                75,000	      0.100
	April 3, 1997	                                 24,500      	0.100
	May 8, 1997                                   	80,000      	0.135
	May 8, 1997	                                   16,000	      0.135

	Total issued in 1997	                         365,500

	TOTAL	                                   $  1,082,500

IGENE Biotechnology, Inc.
Notes to Financial Statements
(continued)


Beginning June 5, 1997 and continuing through December 5, 1997, the Company issued promissory notes to certain directors and investors for aggregate consideration of $2,000,000. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of the Company at $.10 per share. In connection with such issuance, the holders also received warrants for an equivalent number of shares at $0.10 per share. The warrants expire ten years from the issue of the notes. These notes bear interest at 8%. These notes are due on March 31, 1998. The company plans to repay these notes with proceeds from the Rights Offering, as described below. At the option of each investor, all indebtedness under these note will be repaid and canceled through use of proceeds from the Rights Offering or will be converted into Common Stock of the company at $0.10 per share.

As of December 31, 1997 the unpaid portion of these Promissory Notes was $153,594, which the Company expects to receive by March 31, 1998.

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

Shares of redeemable preferred stock are redeemable for cash in whole or in part at the option of the Company at any time at the stated value plus accrued and unpaid dividends to the redemption date. Dividends are cumulative and payable quarterly on January 1, April 1, July 1 and October 1, since January 1, 1988. See note 6 relating to exchange of redeemable preferred stock and note 9 relating to conversion of redeemable preferred stock and waiver of redemption privileges. Mandatory redemption is required by October 2002. As of December 31, 1997, cumulative dividends in arrears totaled $175,185 ($5.92 per share) and were included in carrying value of redeemable preferred stock

(9)	Stockholders' Equity

In November of 1997 the stockholders approved the 1997 Stock Option Plan which succeeds the Company's 1986 Stock Option Plan, as amended. All outstanding, unexercised options granted under the 1986 Plan have been cancelled and reissued with unchanged terms under the 1997 Plan. The number of shares issuable under the 1997 Plan is 20,000,000.

IGENE Biotechnology, Inc.
Notes to Financial Statements
(continued)


On January 11, 1996 options to purchase 1,418,502 shares of common stock of the Company at $0.05 per share were granted to the CEO of the Company, and options to purchase 800,000 shares of common stock at $0.05 per share were granted to two officers of the Company. One-third of these options were exercisable immediately, and an additional one-third were to become exercisable on each anniversary of the grant. The Compensation Committee also approved, on April 17, 1996, the decrease in the exercise price of outstanding, previously granted employee stock options issued through March 9, 1995 to $0.05 per share, which was the then current fair market value. On August 16, 1996 the Compensation Committee approved the amendment of the prior vesting schedules for the options of certain current employees, so that all of their outstanding stock options became immediately exercisable. The CEO of the Company and a director who is a former employee were not included in this amendment to vesting schedule of options. No employee stock options were exercised during 1996.

During 1997, the former CEO, who was terminated in January of 1997, exercised options to purchase 472,834 shares at $0.05 per share. An officer also exercised options to purchase 10,000 shares at $0.05 per share. No employee stock options were granted in 1997.

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

The following table summarizes options and warrants issued, outstanding and exercisable:

       			                              As of December 31,
			                                     1997    	  1996
	Issued	                                39,725,462	16,110,259
	Outstanding                           	39,135,628	16,003,259
	Exercisable                           	39,135,628	16,003,259


At December 31, 1997, 37,464,878 shares of authorized but unissued common stock were reserved for exercise of outstanding warrants, 20,000,000 shares of authorized but unissued common stock were reserved for exercise pursuant to the 1997 Stock Option Plan, 434,184 shares of authorized but unissued common stock were reserved for issuance upon conversion of the Company's outstanding preferred stock, 400,000 shares of authorized but unissued common stock were reserved for issuance in lieu of payment of interest on the variable rate subordinated debenture, 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the variable rate subordinated debenture and 33,174,477 shares of authorized but unissued stock were reserved for issuance upon conversion of outstanding convertible notes.

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

During 1996 and 1997, holders of redeemable preferred stock converted 2,500 and 6,250 shares, respectively, of preferred stock into 5,000 and 12,500 shares, respectively, of common stock of the Company.

At December 31, 1997, cumulative dividends in arrears totaled $1,110,000 ($5.92 per share) and were included in the aggregate involuntary liquidation value of the preferred stock.

At December 31, 1997, 187,500 shares of authorized but unissued preferred stock were reserved for issuance upon maturity of the variable rate subordinated debenture.

(10)	Net Loss Per Common Share

Net loss per common share for 1997 and 1996 is based on 18,870,314 and 18,604,171 weighted average shares, respectively. For purposes of computing net loss per common share, the amount of net loss has been increased by dividends declared and cumulative undeclared dividends in arrears on preferred stock.

Common Stock equivalents, including: options, warrants, convertible debt, convertible preferred stock, and exercisable rights have not been included in the computation of earnings per share in 1997 and 1996 because to do so would have been anti-dilutive. However, these common stock equivalents could have potentially dilutive effects in the future (see also notes 6, 7, 8 and 9).

(11)	Commitments

The Company is obligated for office and laboratory facilities and other rentals under separate operating lease agreements, which expire in 2001. The basic annual rentals are expected to be approximately $73,000 under such leases. Annual rent expense relating to the leases for the years ended December 31, 1997 and 1996 approximated $67,000 and $68,000, respectively.

IGENE Biotechnology, Inc.
Notes to Financial Statements
(continued)


(12)	Contingencies

In May 1995, the Company signed a non-exclusive licensing agreement with Archer Daniels Midland Company ("ADM") for the manufacture and sale of AstaXin(r). On February 29, 1996 ADM informed the Company that it had decided not to utilize the Technology and requested that IGENE return approximately $250,000 in payments under the License Agreement. IGENE maintains that ADM is not entitled to the payments and that additional monies are owed to IGENE. On July 21, 1997, ADM filed suit against the Company in the U.S. District Court in Greenbelt, Maryland alleging patent infringement and requesting a preliminary injunction against the Company to cease the use of its astaxanthin manufacturing process. ADM's request for injunctive relief was denied. On August 4, 1997, the Company filed a $300,450,000 contract and trade secrets lawsuit in U.S. District Court in Baltimore, Maryland against ADM, contending that ADM stole the Company's formula for making its natural astaxanthin pigment, AstaXin(r). The Company is also claiming breach of contract, in regards to the licensing agreement entered into by the Company and ADM in 1995. The Company contends that it complied with all material terms of this agreement, including concen tration levels of its pigment. The Company's claim was re-asserted as a counter-claim against ADM and the two cases were joined in the District Court in Baltimore, Maryland on August 24, 1997. On September 10, 1997 the District Court denied ADM's request for preliminary injunction on the basis that ADM could not demonstrate a likelihood of success on the merits of its case. Management believes ADM's claims are meritless. Managements basis for this is that ADM claims that the levels of pigment the Company said it could produce did not meet contract levels. Management has copies of ADM's internal memos showing that the levels of pigment met the contract specifications. It is management's contention that it is not probable that this dispute will result in an unfavorable outcome. Accordingly, no liability has been reflected in the accompanying balance sheet. The Company had expenses of $658,185 in 1997 relating to this litigation.

(13)	Income Taxes

At December 31, 1997, the Company has federal and state net operating loss carry-forwards of approximately $21,200,000 that expire at various dates from 1998 through 2011. The recorded deferred tax asset, representing the expected benefit from the future realization of the net operating losses, net of the valuation allowance, was $-0- for both years.

The sources of the deferred tax asset is approximately as follows:

                                      		     1997
	Net operating loss
	     Carry-forward benefit            	$ 8,480,000
	Valuation allowance 	                   (8,480,000)
	Deferred tax asset                    	$       ---

IGENE Biotechnology, Inc.
Notes to Financial Statements
(continued)

(14)	Uncertainty

The Company has incurred net losses in each year of its existence, aggregating approximately $23,000,000 from inception to December 31, 1997 and its liabilities and redeemable preferred stock exceeded its assets by approximately $4,600,000 at that date. These factors indicate that the Company will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

Management has instituted a program of significant cost reductions, deferred all except immediately necessary capital expenditures, and suspended payment of dividends on the Company's preferred stock. The implementation of these measures to conserve working capital together with the successful marketing and licensing of the Company's products, which management hopes to achieve, may permit the Company to attract additional capital and enable it to continue.

The Company has contracted with a manufacturer of its AstaXin(r) technology. The Company believes this technology to be highly marketable.

To increase working capital, the Company issued a rights offering in February 1998 (see note 17). The Company will also encourage the holders of convertible promissory notes to convert them into common stock. To meet short-term cash needs the Company issued additional promissory notes to officers and directors. (see also note 17)

(15)	Technology Licensing Income

On May 11, 1995 the Company and Archer-Daniels-Midland Company signed a non-exclusive licensing agreement for AstaXin(r). The Agreement provided for an initial payment of $200,000 and royalties based on sales. In addition, the Company received $23,482 in 1996 for technology services pertaining to the Agreement. On February 29, 1996 Archer-Daniels-Midland Company terminated its Licensing Agreement with the Company (See Note 12).

(16) Simple Retirement Plan

Effective January 1, 1997, the Company adopted a Simple Retirement Plan under Internal Revenue Code Section 408(p). The Plan is a defined contribution plan, which covers all of the Company's employees who receive at least $5,000 of compensation for the preceding year. The Plan permits elective employee contributions. The Company makes a nonelective contribution of 2% of each eligible employee's compensation for each year.
The Company's contributions to the Plan for 1997 were $5,483, which is expensed in the 1997 statement of operations.

(17)	Subsequent Events

During 1996 the Company began commercial fermentation trials with another potential manufacturer. On July 3, 1997, the Company signed a non-exclusive toll manufacturing agreement with Fermic, S.A. de C.V., of Mexico City, Mexico, for the production of its natural astaxanthin pigment, AstaXin(r) in Fermic's manufacturing facility in Mexico. Commercial production began in

IGENE Biotechnology, Inc.
Notes to Financial Statements
(continued)


January of 1998, and the Company intends to sell AstaXin(r) worldwide through distributors, including Fermic, to meet an anticipated demand for the product.

The Company distributed to holders of record on February 13, 1998, transferable rights to subscribe for and purchase 0.54 of a Unit for each share of common share equivalent owned by such holder. Each Unit will entitle the holder to receive $0.10 principal amount of 8% Notes due March 31, 2003 and warrants to purchase one share of common stock at an exercise price of $0.10 per share. Common shares or equivalents include: Common Stock, Preferred Stock, unexpired warrant, options exercisable, and convertible notes outstanding. The Company would raise up to $5,000,000 through this Rights Offering, if fully subscribed. If the Company does not raise at least $2,000,000 in the Rights Offering, certain investors, who are the holders of $2,000,000 in promissory notes as described above, have agreed to purchase Units equal to the difference between $2,000,000 and the proceeds from the Rights Offering; however, concurrently therewith the Company will have to repay $2,000,000 in promissory notes so that, in that event the Company will not have any proceeds after repayment of those notes. The Rights Offering expires March 31, 1998. In consideration of the investors agreeing to subscribe to Units such that the Company receives at least $2,000,000, the Company will issue additional warrants to these investors to purchase 10 shares of Common Stock for each $1 of loans made by each investor, exercisable at $0.10 per share and expiring ten years after issue.

On January 13, February 2, February 23, March 10, and March 20, 1998 the Company issued non-convertible demand notes to certain directors for an aggregate consideration of $950,000. These loans bear interest at the prime rate.

As of March 31, 1998, the Company's stockholders have purchased a total of 50,000,000 Units, including additional Units available to fully subscribing shareholders as a result of unexercised rights of other shareholders, under the terms of the Rights Offering. The Rights Offering period expired March 31,
1998 and has not been extended. The Company's gross proceeds from the Rights Offering are $5,000,000, of which $1,875,000 will be used to repay outstanding promissory notes due on March 31, 1998; and $475,000 will be used to repay demand promissory notes issued from January 1, 1998 through March 31, 1998 as described above. The Company incurred transfer agent fees of $35,000 in relation to the Rights Offering, resulting in net proceeds after fees and debt repayment of $2,615,000. The Company will record $5,000,000 in principal of new notes issued to holders of subscribed units, which are payable five years from date of issue and bear interest at 8%. In connection with the Rights Offering, the holders of subscriber Units will also receive warrants to purchase 50,000,000 shares of common stock expiring ten years from date of issue and exercisable at $.10 per share.

	SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Columbia, Howard County, State of Maryland on April 15, 1998.


IGENE Biotechnology, Inc.


Date:	April 15, 1998			By:	  /S/ Stephen F. Hiu, President



Pursuant to the requirements of the Securities Act of 1933, this report is to be signed below by the following persons in the capacities indicated.

Signature					                    Title				                		Date
  /s/  Joseph C. Abeles        	 	Director	          				April 15, 1998
      (Joseph C. Abeles)

 /s/ Ramin Abrishamian	         		Director, 	        				April 15, 1998
     (Ramin Abrishamian)        		Chief Executive Officer

  /s/  John A. Cenerazzo         	Director	          				April 15, 1998
      (John A. Cenerazzo)

  /s/  Stephen F. Hiu            	Director, President, 		April 15, 1998
      (Stephen F. Hiu)		         	Secretary, and Treasurer
	                            					Chief Financial Officer,
				                            		Chief Accounting Officer

  /s/  Thomas L. Kempner         	Vice Chairman of Board		April 15, 1998
      (Thomas L. Kempner)

  /s/  Michael G. Kimelman       	Chairman of the Board 		April 15, 1998
      (Michael G. Kimelman)     		of Directors

  /s/  Sidney R. Knafel          	Director			           		April 15, 1998
      (Sidney R. Knafel)

  /s/  Patrick F. Monahan        	Director		           			April 15, 1998
      (Patrick F. Monahan)

/DOCUMENT>