Form 10QSB
period 1998-03-31
IGENE BIOTECHNOLOGY INC
filed 1998-05-15
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 10549
FORM 10-QSB


(Mark One)

[x] Quarterly report under Section 13 or 15(D) of the Securities Exchange Act of
1934

For the quarterly period ended March 31, 1998


[ ] Transition report under Section 13 or 15(D) of the Exchange Act


For the transition period from 		 to


Commission file number 0-15888

		IGENE Biotechnology, Inc.
(Exact name of Small Business Issuer as Specified in Its Charter)


Maryland								52-1230461
(State or Other Jurisdiction of 			    (I.R.S. Employer
 Incorporation or Organization)			     Identification No.)

9110 Red Branch Road, Columbia, Maryland 21045-2024
(Address of Principal Executive Offices)

(410) 997-2599
Issuer's Telephone Number, Including Area Code)


						None
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)


Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes		X		No

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:  19,211,473

Traditional Small Business Disclosure Format (check one):

Yes		X		No

FORM 10QSB
IGENE Biotechnology, Inc.

INDEX



PART I		-	FINANCIAL INFORMATION
									Page

	Balance Sheets						5

	Statements of Operations				6

	Statements of Stockholder's Deficit			7-8

	Statements of Cash Flows				9

	Notes to Financial Statements				10

	Management's Discussion and
	Analysis of Financial
	Conditions and Results of Operations		12

PART II	-     OTHER INFORMATION				14

SIGNATURES								15

IGENE BIOTECHNOLOGY, INC.

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements



IGENE Biotechnology, Inc.
Balance Sheets

	            		March 31,		March 31,	December 31,
			            1998	       	1997	      1997
			           (Unaudited)		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents$     59,896 	$     4,138 	$    24,548
Accounts receivable	 	 14,494 	     19,804 	     14,494
Inventory	 		      192,522 	        --- 	        ---
Supplies				  4,710 	        --- 	      4,710
Prepaid expenses		      201,321   	        989 	        ---
Due from stockholders
  and investors		    2,615,000 	     29,540 	    153,594
Loan receivable	  	      255,500 	        --- 	    249,217
TOTAL CURRENT ASSETS	    3,343,443 	     54,471 	    446,562
OTHER ASSETS
Property and equipment, net   287,847 	     23,338 	    297,006
Loan receivable			184,003 	        --- 	    250,783
Deferred Charges			285,000 	        --- 	        ---
Security deposits			 10,600 	     10,600 	     10,600
TOTAL ASSETS		 $  4,110,893 	$    88,409		$ 1,004,952

LIABILITIES, REDEEMABLE PREFERRED STOCK
	AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and
    accrued expenses	 $    686,495 	$   306,022 	$   515,137
Debenture interest payable 	 90,000 	     90,000 	     45,000
Demand notes payable		475,000 		  --- 		  ---
Promissory notes payable	    --- 	    887,000 	  2,000,000
TOTAL CURRENT LIABILITIES   1,251,495 	  1,283,022 	  2,560,132
LONG-TERM DEBT
Promissory notes payable    6,082,500 	        --- 	  1,082,500
Variable rate subordinated
     Debenture		    1,500,000 	  1,500,000  	  1,500,000
TOTAL LIABILITIES		    8,833,995  	  2,783,022 	  5,142,637

COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK
Carrying amount of redeemable preferred
Stock, 8% cumulative, convertible,
Voting, series A, $.01 par value per
Share. Stated value $14.08, $13.44 and
$13.92 per share. Authorized 1,312,500
shares, issued 29,592, 35,842, and
29,592 Shares. 		      416,655 	    481,716 	    411,920
STOCKHOLDERS' DEFICIT
Preferred stock -- $.01 par value per
Share. 8% cumulative, convertible,
Voting, series A. Authorized and
Issued 187,500 shares (aggregate
Involuntary liquidation value of
$2,640,000, $2,520,000, and
$2,610,000.			 	  1,875 	      1,875 	      1,875
Common stock - $.01 par value per share.
Authorized 250,000,000 shares; issued
19,211,473, 18,631,138, and
19,206,473 shares			 192,115 	    186,311 	    192,065
Additional paid in capital  18,434,775 	 17,965,485 	 18,233,670
Deficit                    (23,768,522)   (21,330,002)      (22,977,215)
TOTAL STOCKHOLDERS' DEFICIT (5,139,757)    (3,176,331)       (4,549,605)
TOTAL LIABILITIES
   AND STOCKHOLDERS' DEFICIT$4,110,893 	$    88,409 	$  1,004,952

The accompanying notes are an integral part of the financial statements.




IGENE Biotechnology, Inc.
Statements of Operations
(Unaudited)

                                            ----- Three months ended -----
							     March 31,	     March 31,
			      				   1998            1997
Sales							$         ---	$      12,194
Cost of Sales					      244,726 	       10,065

Gross Profit (loss)				     (244,726)	        2,129

Selling, general and administrative expenses:
	Manufacturing overhead			       54,073	          ---
	Marketing and selling			          389	         (792)
	Research, development and pilot plant	133,202	       89,372
	General and administrative	   		135,700	       91,289
	Litigation expenses	  			160,962 	          ---
	Total selling, general and
		administrative expenses	 	      484,326 	      179,869

	Operating loss				     (729,052)	     (177,740)

Other income (expenses):
	Interest income				       11,503	          ---
	Interest expense	 			      (73,758)	      (63,129)

Net Loss	 					     (791,307)	     (240,869)

Deficit at beginning of period		  (22,977,215)	  (21,089,133)

Deficit at end of period			$ (23,768,522)	$ (21,330,002)

Net loss per common share			$       (1.24) 	$       (0.01)


The accompanying notes are an integral part of the financial statements.



IGENE Biotechnology, Inc.
Statements of Stockholder's Deficit
(Unaudited)


					Redeemable
					Preferred	Preferred	  Common
					Stock		Stock		  Stock
					(Shares/	(Shares/	  (Shares/
					Amount)	Amount)	  Amount)
Balance at
December 31, 1996		35,842/$458,778  187,500/$1,875 18,631,139/$186,311

Cumulative undeclared
dividends on redeemable
preferred stock	               $5,734	          ---	            ---

Net loss for quarter ended
March 31, 1997	                  ---	          ---	            ---

Balance at
March 31, 1997		35,842/$481,716  187,500/$1,875 18,631,139/$186,311

Balance at
December 31, 1997		29,592/$411,920  187,500/$1,875 19,206,473/$192,065

Cumulative undeclared
dividends on redeemable
preferred stock	  	         $4,735	         ---                  ---

Issuance of common stock
through exercise of
employee stock options	            ---	         ---	      5,000/$50

Capital contribution-
forgiveness of interest
on promissory notes	            ---	         ---	            ---

Net loss for quarter ended
March 31, 1998	     	 	      ---	         ---	            ---

Balance at
March 31, 1998		29,592/$416,655 187,500/$1,875  19,211,473/$192,115

The accompanying notes are an integral part of the financial statements.



IGENE Biotechnology, Inc.
Statements of Stockholder's Deficit
(Unaudited-Continued)

					Additional				Total
					Paid-In				Stockholder's
					Capital	Deficit		Deficit
Balance at
December 31, 1996		$ 17,971,320	$ (21,089,133)	$ (2,929,727)

Cumulative undeclared
dividends on redeemable
preferred stock		      (5,735)	          ---	      (5,735)

Net loss for quarter ended
March 31, 1997		         --- 	     (240,869)	    (240,869)

Balance at
March 31, 1997		$ 17,965,485 	$ (21,330,002)	$ (3,176,331)

Balance at
December 31, 1997		$ 18,233,670	$ (22,977,215)	$ (4,549,605)

Cumulative undeclared
dividends on redeemable
preferred stock	 	      (4,735)	          ---	      (4,735)

Issuance of common stock
through exercise of
employee stock options	         200	          ---	         250

Capital contribution-
forgiveness of interest
on promissory notes	     205,640                ---	     205,640

Net loss for quarter ended
March 31, 1998	    		   --- 	     (791,307) 	    (792,307)

Balance at
March 31, 1998		$ 18,434,775 	$ (23,768,522) 	$ (5,139,757)

The accompanying  notes are an integral part of the financial statements.



IGENE Biotechnology, Inc.
Statements of Cash Flows
(Unaudited)

							 --Three months ended --
							  March 31,	 March 31,
			 				   1998    	   1997
Cash flows from operating activities:
Net loss						$ (791,307)	$ (240,869)
Adjustments to reconcile net income
to net cash provided by
operating activities:
	Depreciation 				     9,503	     1,474
	Interest on debenture paid in shares
	  of common stock				    45,000	    45,000
	Decrease (increase) in:
	  Accounts receivable			       ---	    (9,807)
	  Inventory	 				  (192,522)	       ---
	  Prepaid expenses and supplies	  (201,321)	     9,790
	Increase (decrease) in:
	  Accounts payable and
  	  other accrued expenses		   126,998 	     5,223
Net cash used in operating activities	(1,003,649)	  (189,189)

Cash flows from investing activities:
	Capital expenditures			      (344)	    (5,342)

Net cash used in investing activities	      (344)	    (5,342)

Cash flows from financing activities:
  Advances to (repayment from) stockholders   28,594	   (12,670)
  Proceeds from issuance of common stock	       250	       ---
  Issuance of promissory notes		       ---	   170,000
  Issuance of demand notes			   950,000	       ---
  Repayments of note receivable		    60,497 	       ---

Net cash provided by financing activities	 1,039,341     157,330

Net increase (decrease) in cash
  and cash equivalents	 			    35,348	   (37,201)

Cash and cash equivalents
  at beginning of year				    24,548 	    41,339
Cash and cash equivalents
  at end of period				$   59,896 	$    4,138

Supplementary disclosure and cash flow information:
  Cash paid for interest			$      --- 	$      ---
  Cash paid for income taxes			$      ---	$      ---

Noncash investing and financing activities:


During the three months ended March 31, 1998 and 1997, the Company recorded dividends in arrears on 8% redeemable preferred stock at $.16 per share aggregating $4,735 and $5,735, respectively, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

During the three months ended March 31, 1998, the Company issued note payables of $5,000,000 through a rights offering. Stockholders purchased rights using
$1,875,000 in promissory notes and $475,000 of demand notes. Net proceeds due from the transfer agent and shareholders of $2,615,000, which is after transfer agent fees of $35,000, are included as a receivable at March 31, 1998 and were received in April 1998. Transfer agent fees of $35,000, and legal fees of $250,000 which have been accrued as of March 31, 1998, have been capitalized as deferred debt issue costs.

During the three months ended March 31, 1998, the Company cancelled certain promissory notes and the related amounts due from stockholders of $125,000 by agreement with the stockholder.

The accompanying notes are an integral part of the financial statements.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

During the quarter ended March 31, 1998, the Company began production of AstaXinr, its astaxanthin pigment product. The Company produced the product through the use of a contract manufacturer in Mexico, Fermic, S.A. de C.V. (Fermic). Production costs totaled $437,248, of which $192,522 has been capitalized as inventory, stated at the lower of cost or market basis. The remaining $244,726 has been expensed at cost of goods sold and represents a
write-down of inventory to market value.   Initial production runs were
inefficient as to production time, downtime, and product waste. These inefficiencies are presently being corrected, which is expected to result in production costs on a potentially profitable basis in the near future. However, there can be no assurance that such profitable operation will occur or that they will be material. The Company had no product sales during the quarter ended March 31, 1998. On May 13, 1998 the Company sold $100,000 of product to Fermic, which is acting as non-exclusive distributor of the product.

Sales revenues and gross profits for the quarter ended March 31, 1997 resulted from sales of Clandosanr, the Company's nematacide soil treatment product. The Company has achieved no current sales of this product since it does not current have a licensed distributor of the product, and has continued to focus its efforts on AstaXinr.

Manufacturing overhead of $54,073 for the quarter ended March 31, 1998 represents non-production costs associated with the manufacture of AstaXinr. These costs are expected to continue in similar amount in future periods in the near future.

Marketing and selling costs of $389 for the quarter ended March 31, 1998 represents marketing efforts for AstaXinr. These cost are expected to remain low in the near future since the Company has agreed with Fermic that Fermic will resell the product, on a non-exclusive basis.

Research and development and pilot plant expenses were $133,202 and $89,372, respectively for the quarters ended March 31, 1998 and 1997, an increase of $43,830 or 49%. This increase is causing by additional field studies and analytical testing of AstaXinr. These costs are expected to continue at similar or increased levels as the Company continues research relating to improving production of AstaXinr and research and development of other future products.

Litigation expenses of $160,962 represent the Company's expenses associated with its defense of the suit by Archer Daniels Midland, Inc. (ADM) and the Company's counter-suit. Management expects to recover legal expenses through damage awards and preservation of the commercial product rights associated with AstaXinr. However, there can be no assurance that the Company will receive damage awards or that its rights will be preserved. The Company estimates that the cost of this litigation will be $1,000,000 per year. At the present time,
 a
range of reasonably possible loss from the litigation cannot be estimated.

Interest income of $11,503 for the quarter ended March 31, 1998 represents interest earned on cash provided by financing activities during 1997 and the three months ended March 31, 1998.

Interest expense was $73,758 and $63,129, respectively for the quarters ended March 31, 1998 and 1997, an increase of $10,629 or 17%. This increase is the result of the Company's additional financing from notes from stockholders and debt issued in its rights offering during 1997 and the quarter ended March 31, 1998.

As a result of the foregoing the Company report net losses of $791,307 and $240,869, or $1.24 and $0.01 per share, respectively, for the quarters ended March 31, 1998 and 1997. The weighted average number of common shares outstanding increased to 19,210,417 for the three months ended March 31, 1998 from 18,631,139 for the three months ended March 31, 1997. This increase is caused by the issuance of 80,000 shares of common stock in lieu of interest payment on a variable rate subordinated debenture, the issuance of 487,834 shares through the exercise of employee stock options, and the conversion of 6,250 shares of preferred stock into 12,500 shares of common stock during the twelve month period from March 31, 1997 through March 31, 1998.

Financial Position

During the quarters ended March 31, 1998 and 1997, the following materially affected the Company's financial position:

The Company began production of AstaXinr in January of 1998, capitalizing inventory of $192,522 as of March 31, 1998.

The Company paid an advance of $200,000 to its attorney during the quarter ended
March 31, 1998, which will be drawn against future costs of on-going litigation.
This amount is included in prepaid expenses as of March 31, 1998.

The Company is due $2,615,000, which is included as a receivable as of March
31,
1998, from its transfer agent and certain stockholders representing the net proceeds of the Company's Rights Offering of February 13, 1998, which closed on
March 31, 1998.  All amounts due were received in April 1998.   The Company
issued long-term promissory notes aggregating $5,000,000 which mature March 31, 2003 and warrants to purchase 50,000,000 shares of common stock at $0.10 per share expiring March 31, 2008 in association with the Rights Offering. $2,000,000 of short-term promissory notes and $475,000 of demand notes were repaid through exercise of Rights in this offering, and $285,000 of deferred debt issuance were capitalized.

During the quarter ended March 31, 1998 the Company issued $950,000 in demand notes to certain directors, $475,000 of which were repaid through issue of new debt in the Company's Rights Offering.

During the quarter ended March 31, 1997 the Company issued $170,000 of short-term promissory notes.

In December 1988, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant mprovement in cash flow. Unpaid dividends cumulate for future payment or increase the liquidation preference or redemption value of the preferred stock. As of March 31 1998 and 1997, total dividends in arrears on the Company's preferred stock was $1,319,919 and $1,214,980, respectively, of which $179,919 ($6.08 per share)
and $194,980 ($5.44 per share), respectively, was included in the carrying value of the redeemable preferred stock and $1,140,000 and $1,020,000, respectively, was included in the liquidation preference of preferred stock.


Liquidity and Capital Resources

Historically the Company has been funded primarily by equity contributions, and loans from stockholders. As of March 31, 1998 the Company had working capital of $2,091,948 as compared to a working capital deficit of $1,228,551 in March 31, 1997. Working capital increased by $4,205,522 during the quarter ended March 31, 1998 due primarily to net proceeds receivable from the Company's Rights Offering of $2,365,000 and the restructuring of $2,000,000 in short-term debt to long-term maturity through the Rights Offering. The Company had cash and cash equivalents of $59,896 and $24,548, respectively, as of March 31, 1998 and 1997.

Cash used by operations in the quarters ended March 31, 1998 and 1997 amounted
to $1,003,649 and $189,189, respectively.   The increase of $814,460 results
primarily from production costs of AstaXinr, which the Company began manufacturing in January 1998 and litigation costs relating to the ADM suits and counter-suits.

Cash used by investing activities for the quarters ended March 31, 1998 and
1997
amounted to $344 and $5,342, respectively, a decrease of $4,998, representing a slight decrease in capital expenditures.

Cash provided by financing activities for the quarters ended March 31, 1998 and 1997 amounted to $1,039,341 and $157,330, respectively, an increase of
$882,011
resulting primarily from loans from stockholders during the quarter ended March 31, 1998 of $950,000.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

May 1995, the Company signed a non-exclusive licensing agreement with Archer Daniels Midland Company ("ADM") for the manufacture and sale of AstaXinr. On February 29, 1996 ADM informed the Company that it had decided not to utilize the Technology and requested that IGENE return approximately In $250,000 in payments under the License Agreement. IGENE maintains that ADM is not entitled to the payments and that additional monies are owed to IGENE. On July 21, 1997,
ADM filed suit against the Company in the U.S. District Court in Greenbelt, Maryland alleging patent infringement and requesting a preliminary injunction against the Company to cease the use of its astaxanthin manufacturing process. ADM's request for injunctive relief was denied. On August 4, 1997, the Company filed a $300,450,000 contract and trade secrets lawsuit in U.S. District Court in Baltimore, Maryland against ADM, contending that ADM stole the Company's formula for making its natural astaxanthin pigment, AstaXinr. The Company is also claiming breach of contract, in regards to the licensing agreement entered into by the Company and ADM in 1995. The Company contends that it complied with all material terms of this agreement, including concentration levels of its pigment. The Company's claim was re-asserted as a counterclaim against ADM and the two cases were joined in the District Court in Baltimore, Maryland on August
24, 1997. On September 10, 1997 the District Court denied ADM's request for preliminary injunction on the basis that ADM could not demonstrate a likelihood of success on the merits of its case. Management believes ADM's claims are meritless. Managements basis for this is that ADM claims that the levels of pigment the Company said it could produce did not meet contract levels. Management has copies of ADM's internal memos showing that the levels of pigment met the contract specifications. It is management's contention that it is not probable that this dispute will result in an unfavorable outcome. Accordingly, no liability has been reflected in the accompanying balance sheet. The Company had expenses of $658,185 in 1997 relating to this litigation.

Item 2.	Changes in Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of matters to a Vote of Security Holders.

None

Item 5.	Other Information.

Effective May 1, 1998, Ramin Abrishamian, the Company's Chief Executive Officer
(CEO) resigned his position as CEO. Mr. Abrishamian continues to serve as a director of the Company.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

	None

(b) Reports on Form 8-K

None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



						(Registrant)


Date	May 15, 1998			   By
						Stephen F. Hiu
						President, Treasurer and Secretary
						(On behalf of the Registrant and
as Principal Financial Officer)