Form 10QSB
period 1998-06-30
IGENE BIOTECHNOLOGY INC
filed 1998-08-14
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 10549
FORM 10-QSB



(Mark One)

[ x ]	Quarterly report under Section 13 or 15(D) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

[   ]	Transition report under Section 13 or 15(D) of the Exchange
Act

For the transition period from 		 to


Commission file number 0-15888


			IGENE Biotechnology, Inc.
(Exact name of Small Business Issuer as Specified in its Charter)


Maryland							52-1230461
(State or Other Jurisdiction of			I.R.S. Employer
 Incorporation or organization)
	Identification No.)


9110 Red Branch Road, Columbia, Maryland 21045-2024
(Address of Principal Executive Offices)

(410) 997-2599)
Issuer's Telephone Number, Including Area Code)

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
21,441,473

Traditional Small Business Disclosure Format (check one):

Yes		x			No

FORM 10-QSB
IGENE Biotechnology, Inc.


INDEX



PART I	-	FINANCIAL INFORMATION

								Page

	Balance Sheets					5-6

	Statements of Operations			7

	Statements of Stockholder's Deficit		8-9

	Statements of Cash Flows			10-11

	Notes to Financial Statements			12-14

	Management's Discussion and Analysis
	of Financial Conditions and
	Results of Operations				15-19

PART II	-	OTHER INFORMATION			20

SIGNATURES							21

IGENE BIOTECHNOLOGY, INC.

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 193

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.


IGENE Biotechnology, Inc.
Balance Sheets

 				June 30,	June 30,	December 31,
		               1998	   1997	       1997
			   (Unaudited) (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and
  cash equivalents $   1,414,683 $     101,911	$      24,548
  Accounts receivable	 210,275	    15,309	       14,494
  Inventory			 216,156 	       ---	          ---
  Supplies			   4,710	       ---	        4,710
  Prepaid expenses	 354,086	     1,219	          ---
  Deferred costs		     ---	    45,925		    ---
  Due from stockholders	     ---	    40,097	      153,594
  Equipment held
  for resale		     ---	   283,762	          ---
  Loan receivable,
  current portion	       261,940           ---	      249,217
    			     2,461,850	   488,223	      446,563
OTHER ASSETS
  Property and
  equipment, net  	 327,948	    33,955	      297,006
  Loan receivable,
  net of current portion 116,552	       ---		250,783
  Debt issue costs	 211,712		 ---		    ---
  Security deposits	  10,600        10,600	       10,600

	TOTAL ASSETS    $3,128,662	$  532,778	 $  1,004,952

LIABILITIES, REDEEMABLE PREFERED STOCK
  AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable
  and accrued expenses$  521,427	$  396,130	 $   515,137
  Debenture
  interest payable	  45,000	    45,000		45,000
  Promissory
  notes payable	           ---	 1,372,500	   2,000,000
	TOTAL
CURRENT
LIABILITIES		 566,427	 1,813,630	   2,560,137

LONG-TERM DEBT
	Promissory note
payable	     6,082,500		 ---	   1,082,500
	Variable rate
subordinated
debenture	     1,500,000	 1,500,000	   1,500,000
	TOTAL
LIABILITIES	     8,148,927	 3,313,630	   5,142,637

COMMITMENTS
AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
  Carrying amount
  of redeemable preferred
  stock, 8% cumulative,
  convertible, voting,
  series A, $.01 par value
  per share. Redemption
  value $14.24, $13.50,
  and $13.92, respectively.
  Authorized 1,312,500
  shares, issued 29,592,
  35,842,and 29,592 shares,
  respectively          421,390	  487,451	    411,920

The accompanying notes are an integral part of the financial statements.


-5-
IGENE Biotechnology, Inc.
Balance Sheets
(continued)


 		         June 30,  June 30,  December 31,
 		                        1998	    1997	      1997
		(Unaudited)(Unaudited)
STOCKHOLDERS' DEFICIT
  Preferred stock, $.01 par
  value per share,
  8% cumulative, convertible,
  voting, series A. Authorized,
  issued and outstanding
  187,500 shares.
  Aggregate involuntary
  Liquidation value of
  $2,670,000, $2,550,000, and
  2,610,000 shares, respectively.  1,875	    1,875	     1,875
  Common stock, $.01 par value
  per share. Authorized,
  250,000,000 shares;
  issued and outstanding
  21,441,473,18,671,139, and
  19,206,473 shares,
  respectively.			   214,415	   186,711	   192,065
  Additional paid-in capital	18,659,740  18,049,351	18,233,670
  Deficit			     (24,317,685)(21,506,240)(22,977,215)

TOTAL STOCKHOLDERS' DEFICIT	(5,441,655) (3,268,303) (4,549,605)
TOTAL LIABILITIES AND
  STOCKHOLDERS'DEFICIT	   $   3,128,662	$  532,778	$1,004,952

The accompanying notes are an integral part of the financial statements.


IGENE Biotechnology, Inc.
Statements of Operations
(Unaudited)


Three months ended   Six months ended
			June 30,  	June 30,	June 30,	June 30,
			1998		1997		1998		1997
Sales			$ 203,675 	$ 2,200	$  203,675	$   14,394
Cost of sales	  276,368       835	   521,094	    10,900

Gross profit (loss) (72,693)	  1,365       (317,419)	     3,494

Selling, General & Administrative expenses:
Manufacturing
  overhead		   29,884	    ---	    83,957	       ---
Marketing and
  selling			300	  5,327		 689	     4,535
Research,
  development
  and pilot plant	   90,483	 88,672	   223,685	   178,044
General and
  administrative	  180,847	 65,218	   316,548	   156,507
Litigation expenses  22,737       ---	   183,698	       ---

Total selling, general and
  administrative
  expenses	     	  324,251	159,217	   808,577	   339,086

Operating loss	 (396,944) (157,852)	(1,125,996)   (335,592)

Other income (expense)
Interest income	   26,231	    ---	    37,734		 ---
Income from
  renegotiation
  of liabilities		---	 51,204		 ---	    51,204
Loss on disposal
  of equipment	   (3,280)	    ---	    (3,280)		 ---
Interest expense	 (175,170)	(69,590)	  (248,928)	  (132,719)

Net loss		$(549,163)$(176,238)   $(1,340,470)	$ (417,107)

Net loss per
  common shares	$   (0.03)$   (0.01)   $     (0.07)	$    (0.02)


The accompanying notes are an integral part of the financial statements.


IGENE Biotechnology, Inc.
Statements of Stockholders' Deficit
(Unaudited)


                  Redeemable
Preferred Stock  		Preferred Stock
                 (shares/amount)          (shares/amount)
Balance at
December 31, 1996	35,842	$ 475,982	187,500	$  1,875

Cumulative
undeclared
dividends
on redeemable
preferred stock	   ---	   11,469	    ---	     ---

Issuance of
common stock
in lieu of cash
in payment of
interest on
subordinated
debenture		   ---		---	    ---	     ---

Net loss for
six months ended
June 30, 1997	   --- 	      ---	    ---	     ---

Balance at
June 30, 1997	35,842	$ 487,451	187,500	$  1,875

Balance at
December 31, 1997	29,592	$ 411,920	187,500	$  1,875

Cumulative
undeclared
dividends on
redeemable
preferred stock	   ---	    9,470	    ---	     ---

Issuance of
common stock
through exercise
of employee
stock options	   ---	      ---	    ---	     ---

Issuance of
common stock
in lieu of
cash in payment
of interest on
subordinated
debenture		   ---	      ---	    ---	     ---

Issuance of
common stock
in lieu of
cash in payment
of legal retainers
and fees		   ---	      ---	    ---	     ---

Capital
contribution -
forgiveness of
interest on
promissory notes	   ---	      ---	    ---	     ---

Net loss for
six months
ended June 30, 1998  ---            ---	    ---	     ---

Balance at
June 30, 1998	29,592	$ 421,390	187,500	$  1,875


The accompanying notes are an integral part of the financial statements.


IGENE Biotechnology, Inc.
Statements of Stockholders' Deficit
(Unaudited - Continued)

                                Additional             Total
            Common Stock        Paid-in
Stockholders'
            (shares/amount)     Capital     Deficit    Deficit
Balance at
December 31,
1996	      18,631,139 $186,311
$17,971,220$(21,089,133)$(2,929,727)

Cumulative
undeclared
dividends
on redeemable
preferred
stock		---		---		(11,469)	---	(11,469)

Issuance of
common stock
in lieu
of cash in
payment of interest
on subordinated
debenture	40,000	400		89,600	---	 90,000

Net loss
for six months
ended	June
30, 1997	---	      ---	        ---	 (417,107) (417,107)

Balance
at June
30, 1997	18,671,139$186,711 $18,049,351 $(21,506,240)
$(3,268,303)

Balance at
December 31,
1997		19,206,473 192,065  18,233,670  (22,977,215)$
(4,549,605)

Cumulative
undeclared
dividends
on redeemable
preferred stock	---	   ---	(9,470)	    ---
(9,470)

Issuance of
common stock
through exercise
of employee
stock options   5,000	    50	   200	    ---
250

Issuance of
common stock
in lieu of
cash in payment
of interest on
subordinated
debenture	   40,000	   400	89,600	    ---
90,000

Issuance of
common stock
in lieu of
cash in payment
of legal
retainers
and fees	2,190,000	21,900     140,100	    ---
162,000

Capital
contribution -
forgiveness of
interest on
promissory notes	---	   ---     205,640	    ---
205,640

Net loss
for six months
ended	June
30, 1998          ---	   ---	  ---	   (1,340,470)
(1,340,470)

Balance at
June 30,
1998 		21,441,473 $214,415 18,659,740 $(24,317,685)
$(5,441,655)


The accompanying notes are an integral part of the financial statements.


IGENE Biotechnology, Inc.
Statements of Cash Flows
(Unaudited)



Six months ended
			June 30, 		June 30,
1998			1997
Cash flows from operating activities:
	Net loss				$ (1,340,470)	$
(417,107)
	Adjustments to reconcile
net loss to net cash provided
	By operating activities:
	Depreciation				20,325		2,675
	Loss on disposal of equipment		 3,280		  ---
	Interest on debenture
paid in shares of common stock	90,000	     90,000
		Decrease (increase) in:
		Accounts receivable	    (195,781)
(5,313)
		Inventory			    (216,156)		  ---
		Prepaid expenses and
other current assets	    (219,086)		9,559
	Increase (decrease) in:
		Accounts payable and
accrued expenses	           238,930	     95,331

		Net cash used in
operating activities	  (1,618,958)	  (224,855)

Cash flows from investing activities:
	Capital expenditures		     (59,052)	   (17,159)
	Purchase of equipment
held for resale				   ---	  (283,762)
	Other deferred costs			   ---	   (45,925)
	Repayment of principal
of loan receivable		     121,508		 ---
	Proceeds from
disposal of equipment	             4,505	       ---

		Net cash used in
investing activities          66,961	  (346,846)

Cash flows from financing activities:
	Repayments from (advances to)
stockholders				28,594	   (23,227)
	Proceeds from issuance
of common stock				   250		 ---
	Issuance of promissory notes		   ---	   655,500
	Issuance of demand notes	     950,000		 ---
	Proceeds from rights offering	   2,438,288		 ---
	Repayment of demand notes	    (475,000)	       ---
			 		         2,942,132	   632,273

		Net increase (decrease)
in cash and
cash equivalents		   1,390,135	    60,572

		Cash and cash equivalents
		at beginning of period	      24,548	    41,339

					      $  1,414,683	$  101,911

The accompanying notes are an integral part of the financial statements.


IGENE Biotechnology, Inc.
Statements of Cash Flows
(Unaudited - Continued)

Noncash investing and financing activities:

During the six month ended June 30, 1998 and 1997, the Company recorded dividends in arrears on 8% redeemable preferred stock at $.32 per share aggregating $9,470 and $11,469, respectively, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

During the six months ended June 30, 1998, the Company issued notes payable of $5,000,000 through a rights offering. Stockholders purchased rights, using $1,875,000 in promissory notes and $475,000 of demand notes due to the Company, resulting in net cash proceeds of $2,438,288 which is after fees associated with the offering of $211,712. Theses related fees have been capitalized as Debt issue costs and will be amortized over the term of the debt.

During the six months ended June 30, 1998, the Company cancelled certain promissory notes and related amounts due from a stockholder aggregating $125,000 by agreement with the stockholder.

During the six months ended June 30, 1998 and 1997 the Company issued 40,000 shares of common stock in each period in payment of interest on the variable rate subordinated debenture. If paid in cash, the interest would have been payable at 12% in the amount of $90,000 in each period. Shares may be issued in lieu of cash under the terms of the debenture agreement at the higher of $2.25 per share or market price per share. The stock was issued and related interest was paid at $2.25 per share, or $90,000, in each period.

During the six months ended June 30, 1998 the Company issued stock in lieu of cash payments for legal services rendered and legal retainers aggregating $162,000, based on the market price per share of common stock on the dates of the related agreements. The Company recorded the issue, on May 20, 1998, of 190,000 shares of common stock at $0.142 per share, or $27,000, per an agreement effective August 27, 1997, by reducing trade accounts payable to the Company's patent counsel by $27,000. The Company also recorded the issue, on April 29, 1998 and June 26,1998 of a total of 2,000,000 shares of common stock at $.0675 per share, or $135,000, per agreements effective February 20, 1998, by recording $135,000 in prepaid expenses, representing legal retainers on deposit with litigation counsel.

The accompanying notes are an integral part of the financial statements.

IGENE Biotechnology, Inc.
Notes to Financial Statements


(1) Unaudited financial statements

The financial statements presented herein as of June 30, 1998 and 1997 and for the three month and six month periods then ended are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operation and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

(2) Inventories

Inventory, stated at lower of cost, on a first-in first-out basis, or market value, represents AstaXinr manufactured and held for sale, as follows:


	Raw materials			$            ---
	Work-in-process			             832
	Finished goods			         215,324

		Total inventory		$        216,156

Inventory has been reduced by $309,207 during the six months ended June 30, 1998 to reflect the excess of cost over market value.

(3) Stockholders' Equity (Deficit)

At June 30, 1998 and 1997, 59,184 and 71,684 shares,
respectively, of authorized but unissued common stock were reserved for issue upon conversion of the Company's outstanding preferred stock.

As of June 30, 1998 approximately 22,000,000 shares of authorized but unissued common stock were reserved for exercise pursuant to the Company's 1997 and 1986 Stock Option Plans.

As of June 30, 1998 and 1997, 280,000 and 360,000 shares,
respectively, of authorized but unissued common stock were reserved for issuance for payment of interest on the variable rate subordinated debenture and 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the variable rate subordinated debenture.

As of June 30, 1998 and 1997, 13,174,478 and 15,970,774 shares, respectively, of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $1,082,000 and $1,372,500, respectively, held by directors of the Company.

As of June 30, 1998 and 1997, 100,964,878 and 20,261,174 shares, respectively, of authorized but unissued common stock were reserved for the exercise of outstanding warrants.

IGENE Biotechnology, Inc.
Notes to Financial Statements
(continued)

(3) Stockholders' Equity (Deficit) (continued)

On February 13, 1998, the Company distributed to holders of common shares and equivalents, transferable rights to purchase an aggregate of $5,000,000 of 8% Notes due March 31, 2003. Subscribing shareholders also received warrants to purchase common stock at $0.10 per share aggregating 50,000,000 shares. The offering was fully subscribed and expired on March 31, 1998. The Company issued $5,000,000 in notes which shareholders purchased using $1,875,000 in outstanding promissory notes and $475,000 in outstanding demand notes. The Company was charged a total of $211,712 in fees relating to the offering, resulting in net proceeds of $2,438,288.

The Company has capitalized $211,712 in fees and costs associated with this debt issue, which will be amortized over 5 years, the term of the notes payable.

On April 6, 1998, the Company extended 4,290,400 in outstanding warrants to purchase common stock, which were to expire on April
3, 1998 to April 3, 2008.

On April 6, 1998, the Company issued 9,500,000 warrants to purchase common stock, at $0.10 per share, to certain directors who were the lenders of $950,000 in demand notes issued in 1998. The Company also issued 4,000,000 warrants to purchased common stock at $0.10 per share, expiring 5 years from issue, to Mr. Michael Kimelman, the chairman of the board of directors.

The Company agreed, on February 20, 1998, to issue 2,000,000 shares of common stock to its legal counsel, in payment of retainers for on-going litigation relating to ADM, as described in note (5). The stock was issued in May and June of 1998 at $.0675 per share, or $135,000.

In May of 1998 the Company also issued 190,000 shares of common stock to its patent counsel in payment of outstanding fees, pursuant to an agreement dated August 27, 1997. The stock was issued in May of 1998 at $0.142 per share, the market price as of the date of the agreement, for an aggregate amount of $27,000.

Effective April 16, 1998, the Company issued 3,350,000 employee stock options to its employees at $0.10 per of share of common stock, expiring on the sooner of ten years from date of issue or ten days following cessation of employment.

Effective May 1, 1998, the Company issued 1,500,000 stock options to its CEO, Ramin Abrishamian, expiring two years from the date of issue. Effective May 1, 1998, Mr. Abrishamian resigned his position as CEO of the Company. Mr. Abrishamian presently remains a director of the Company, but has declined to stand for re-election at the 1998 annual meeting.

(4) Net loss per common share

Net loss per common share for the six-month periods ended June 30, 1998 and 1997 is based on 19,636,887 and 18,650,919, respectively, of weighted average common shares outstanding. For purposes of computing net loss per common share, the amount of net loss has been increased by dividends declared and cumulative undeclared dividends in arrears on preferred stock.

IGENE Biotechnology, Inc.
Notes to Financial Statements
(continued)

(5) Contingencies

In May 1995, the Company signed a non-exclusive licensing agreement with Archer Daniels Midland Company (ADM) for the manufacture and sale of AstaXinr. On February 29, 1996 ADM informed the Company that it had decided not to utilize the technology and requested that IGENE return approximately $250,000 in payments made to IGENE under the licensing agreement. IGENE maintains that ADM is not entitled to the return of payments and that additional monies are owed to IGENE. On July 21, 1997, ADM filed suit against IGENE in the U.S. District Court in Greenbelt, Maryland alleging patent infringement and requesting a preliminary injunction against IGENE to cease the use of its astaxanthin manufacturing process. ADM's request for injunctive relief was denied. On August 4, 1997, IGENE filed a $300,450,000 contract and trade secrets lawsuit in U.S. District Court in Baltimore, Maryland against ADM, contending that ADM stole IGENE's formula for making its natural astaxanthin pigment, AstaXinr. IGENE is also claiming breach of contract, in regards to the licensing agreement entered into by IGENE and ADM in 1995. IGENE contends that it complied with all material terms of this agreement, including concentration levels of its pigment.
IGENE's claim was re-asserted as a counter-claim against ADM and the two cases were joined in the District Court in Baltimore, Maryland on August 24, 1997. On September 10, 1997 the District Court denied ADM's request for a preliminary injunction on the basis that ADM could not demonstrate a likelihood of success on the merits of its case. Management believes ADM's claims to be meritless. Management's basis for this is that ADM claims that the levels of pigment IGENE said it could produce did not meet contract levels. Management has copies of ADM's internal memos showing that the levels of pigment meet the contract specifications. It is Management's contention that it is not probable that this dispute will result in an unfavorable outcome. Accordingly, no liability has been reflected in the accompanying balance sheet. The Company had expenses of $658,185 in 1997, and $183,698 in the six months ended June 30, 1998 relating to this litigation, which is on-going. The Company presently estimates that the cost of this litigation will be approximately $1,000,000 per year. At the present time, a range of reasonably possible loss cannot be estimated.

(6) Uncertainty

The Company has incurred net losses in each year of its existence, aggregating approximately $24,300,000 from inception to June 30, 1998 and its liabilities and redeemable preferred stock exceeded its assets by approximately
$5,400,000 at that date. These factors indicate that the Company will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

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

The Company has contracted with a manufacturer and began manufacture and sale of its AstaXinr technology during the six months ended June 30, 1998. The Company believes this technology to be highly marketable.

To increase working capital, the Company issued a rights offering in February 1998 which along with projected sales revenue, the Company believes will provide sufficient cash for operations through June 30, 1999. The Company will also encourage the holders of convertible promissory notes to convert them into common stock.

IGENE Biotechnology, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations


Certain statements in this report set forth management's intentions, plans, beliefs, expectations or predictions of the future based on current facts and analyses. Actual results may differ materially from those indicated in such statements, due to a variety of factors including reduced product demand, increased competition, government action, weather conditions, and other factors.

Results of Operations

Sales revenue for the six months ended June 30, 1998 and 1997 of $203,675 and $14,394 respectively, increased by $189,281. The revenue earned in 1998 resulted entirely from sales of AstaXinr, which are expected to continue for the near term at approximately $145,000 per month. However, there can be no assurance that such sales will continue to occur or that they will be profitable.
The Company began production of AstaXinr in January of 1998 using a contract manufacturer. Sales revenue earned in 1997 resulted entirely from sales of ClandoSanr. No sales of ClandoSanr have occurred during 1998 due to reduced marketing efforts for this product, as the Company concentrated on AstaXinr production in 1997 and 1998. The Company continues to be interested in ClandoSanr, however, and plans to make marketing arrangements with distributors in the future.

Cost of sales for the six months ended June 30, 1998 and 1997 of $521,094 and $10,900, respectively, increased by $510,194. This increase resulted entirely from production of AstaXinr beginning in January 1998. During the six months ended June 30, 1998 a gross loss on sales of AstaXinr of $317,419 was recorded. This resulted from inefficiencies in the initial production runs, which caused the costs of production to exceed the market value of the product during the six months ended June 30, 1998. Production efficiency has improved during the six months ended June 30, 1998 and the Company expects to have gross profits on sales of AstaXinr for the quarter ended September 30, 1998. However, there can be no assurance that such gross profits will occur or that they will be material. The Company expects to incur cost of sales of approximately $138,000 per month in the near term, which are expected to be funded by product sales.
Once the Company is producing and selling AstaXinr at a gross profit, management plans to consider expanding production capacity to meet an expected increasing demand for AstaXinr. During the six months ended June 30, 1997, a gross profit of $3,494 resulted entirely from sales of ClandoSanr. There were no sales or gross profits on sales of ClandoSanr during 1998. See also the preceding paragraph.

Manufacturing overhead for the six months ended June 30, 1998 was $ 83,957, representing non-production costs associated with support of manufacturing efforts for AstaXinr. Such costs are expected to continue at approximately $5,000 per month in the near term, and are expected to be funded by product sales. There were no manufacturing overhead costs in 1997, since manufacture of AstaXinr did not begin until January of 1998.

Marketing and selling expenses for the six months ended June 30, 1998 and 1997 were $689 and $4,535, respectively, a decrease of $3,846, or 85%. This decrease resulted from decreased marketing efforts for ClandoSanr in 1998 from 1997. Marketing expenses for AstaXinr have been minimal to date, since the Company's contract manufacturer has been acting as non-exclusive distributor and marketer of AstaXinr during the six months ended June 30, 1998. Marketing expenses for AstaXinr are expected to increase if and when the Company increases production capacity, since the Company will need to increase its sales, and so will need to make additional marketing efforts either on its own or with the help of other distributors and/or marketers. These additional expenses are expected to be funded by revenues from product sales.

IGENE Biotechnology, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)


Results of Operations (continued)

Research, development and pilot plant expenses for the six months ended June 30, 1998 and 1997 were $223,685 and $178,044, respectively, an increase of $45,641, or 26%. This increase resulted from increased pilot plant capacity and field studies relating to AstaXinr in support of the beginning of manufacturing efforts for this product. These expenses are expected to continue at approximately $25,000 per month in support of increasing the efficiency of the manufacturing process through experimentation in the pilot plant and through improving the Company's technology. These expenses are expected to be funded through approximately June 1999 by available cash from previous financing activities, and by profitable operations beyond that date, if profitable operations have occurred.

General and administrative expenses for the six months ended June 30, 1998 and 1997 were $316,548 and $156,507, respectively, an increase of $160,041, or 102%. This increase resulted primarily from the hiring of a CEO on July 1, 1997, which resulted in an increase of approximately $92,000 for the six months ended June 30, 1998 in compensation and benefits over the six months ended June 30, 1997, during which time the Company did not have a CEO. Other significant components of this increase were an increase of approximately $30,000 caused by increased international travel and communications involved in the support of manufacturing and marketing of AstaXinr, an increase of $21,000 in accounting consultant and shareholder administration expenses caused by the increased reporting requirements associated with the Company's rights offering of February 1998, and contract manufacturing activities which began in January 1998. General and administrative expenses are expected to continue in the near future at approximately $36,000 per month. These expenses are expected to be funded through approximately June 1999 by available cash from previous financing activities, and by profitable operations beyond that date, if profitable operations have occurred. The Company does not plan to hire a replacement CEO in the near future, and will be operated by its President and Board of Directors, and a full-time controller has been hired to eliminate the need for accounting consultant services.

Litigation expenses for the six months ended June 30, 1998 of $183,698 represent the Company's expenses associated with its defense of the suit by ADM and the Company's counter-suit. Management expects to recover legal expenses through damage awards and preservation of the commercial product rights associated with AstaXinr. However, there can be no assurance that the Company will receive damage awards or that its rights will be preserved. The Company estimates that the cost of this litigation will be approximately $1,000,000 per year. At the present time, a range of reasonably possible loss from the litigation cannot be estimated. There were no litigation expenses incurred during the six months ended June 30, 1997.

Interest expenses for the six months ended June 30, 1998 and 1997 were $248,928 and $132,719, respectively, an increase of $116,209, or 88%. This increase resulted primarily from $13,800 in interest paid on demand notes issued during the first quarter of 1998, which have been completely repaid or cancelled through exercise of rights in the offering of February 1998; and from $100,000 in interest accrued on $5,000,000 in 8% notes issued through exercise of rights in the offering of February 1998, which interest is payable either annually or at the notes' maturity (March 31, 2003), at the Company's option.

Interest income for the six months ended June 30, 1998 was $26,231.00. This represents excess cash proceeds from the rights offering which were placed in short-term interest bearing investment accounts. No interest income was earned during the six months ended June 30, 1997.

IGENE Biotechnology, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Results of Operations (continued)

As a result of the foregoing, the Company reported net losses of $1,340,470 and $417,107, or $0.07 and $0.02 per share, respectively, for the six months ended June 30, 1998 and 1997. The weighted average number of shares of common stock outstanding increased to 19,636,887 for the six months ended June 30, 1998 from 18,650,919 for the six months ended June 30, 1997. This increase of 985,968 weighted average shares is caused by the issuance of 80,000 shares of common stock in lieu of interest payments on the variable rate subordinated debenture, the issuance of 487,834 shares pursuant to the exercise of employees' stock options, the conversion of 6,250 shares of preferred stock into 12,500 shares of common stock, and the issuance of 2,190,000 shares of stock in payment of legal fees and retainers during the twelve month period ended June 30, 1998.

Financial Position

During the six months ended June 30, 1998 and 1997 the following materially affected the Company's financial position:

The Company began producing AstaXinr in January 1998, capitalizing inventory of $216,156 as of June 30, 1998.

The Company had sales of $203,675 during May and June of 1998, which are included in accounts receivable as of June 30, 1998.

The Company paid expense advances and retainers of $335,000 to its attorneys during the six months ended June 30, 1998, which have been capitalized and are included in prepaid expenses as of June 30, 1998; and which will be drawn down against future costs associated with on-going litigation against ADM.

The Company issued, on March 31, 1998, $5,000,000 of long-term notes payable pursuant to its rights offering of February 13, 1998. The notes mature on March 31, 2003 with interest payable at 8% payable either annually or at maturity, at the Company's option. The Company also issued warrants to purchase 50,000,000 shares of common stock at $0.10 per share expiring March 31,
2008.   Short-term promissory notes of $1,875,000 and demand
notes of $475,000 were repaid through exercise of rights in this offering, and $211,712 of related debt issue costs were capitalized.

During the six months ended June 30, 1998, the Company issued
$950,000 in demand notes to certain directors, $475,000 of which were repaid pursuant to the issuance of new debt in the rights offering, and $475,000 of which were repaid in cash.

During the six months ended June 30, 1997, the Company issued
$655,500 of short-term convertible promissory notes to directors.

During the six months ended June 30, 1998 and 1997, the Company purchased $59,052 and $17,159, respectively, in research and development and manufacturing equipment.

IGENE Biotechnology, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Financial Position (continued)

During the six months ended June 30, 1997, the Company expended
$329,987 for manufacturing equipment and fixtures, which were held for resale and were sold in December 1997 to its contract manufacturer, at cost.

During the six months ended June 30, 1998 the Company received principal repayments of $121,508 on its loan receivable from its contract manufacturer, which financed the manufacturer's purchase of $500,000 of manufacturing equipment from the Company, at cost.

In December of 1988, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvement in cash flow. Unpaid dividends cumulate for future payment or increase the liquidation preference or redemption value of the preferred stock. As of June 30, 1998 and 1997, total dividends in arrears on the Company's preferred stock was $1,354,654 and $1,250,715, respectively, of which $184,654 ($6.24 per share) and $200,715 ($5.60 per share), respectively, was included in the carrying value of the redeemable preferred stock and $1,170,000 and $1,050,000, respectively, was included in the liquidation preference of the limited redemption preferred stock.

Liquidity and Capital Resources

Historically, the Company has been funded primarily by equity contributions and loans from stockholders. As of June 30, 1998 and 1997, the Company had working capital (deficit) of $1,895,423 and $(1,325,407). Working capital increased by $3,220,830 during the twelve month period ended June 30, 1998. This increase resulted from net proceeds from the Company's rights offering of February 1998 of $2,438,288 and the restructuring of $1,875,000 in short-term debt to long-term maturities through the rights offering. The Company had cash and cash equivalents of $1,414,683 and $101,911, respectively, as of June 30, 1998 and 1997.

The Company believes that as a result of the proceeds from the rights offering, and projected product sales revenue, it will have sufficient cash liquidity to operate through June 30, 1999. However, there can be no assurances that additional sales will occur or that they will be profitable.

Cash used by operations in the six months ended June 30, 1998 and 1997 amounted to $1,618,958 and $224,855, respectively. The increase in cash used in operations of $1,394,103 resulted from production costs related to the production of AstaXinr, which the Company began manufacturing in January 1998 and litigation costs associated with the Company's suit against ADM.

Cash provided by (used in) investing activities for the six months ended June 30, 1998 and 1997 amounted to $66,961 and $(346,846), respectively. The increase of $413,807 in cash provided by investing activities resulted from the purchase of equipment for resale of $283,762 during the six months ended June 30, 1997 and the receipt of principal repayments on loan receivable during the six months ended June 30, 1998 of $121,508.

Cash provided by financing activities for the six months ended June 30, 1998 and 1997 amounted to $2,942,132 and $632,273, respectively, an increase of $2,309,859 resulting primarily from net proceeds from the rights offering of $2,438,288 during the six months ended June 30, 1998.

IGENE Biotechnology, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Uncertainty

The Company has incurred net losses in each year of its existence, aggregating approximately $24,300,000 from inception to June 30, 1998 and its liabilities and redeemable preferred stock exceeded its assets by approximately
$5,400,000 at that date. These factors indicate that the Company will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

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

The Company has contracted with a manufacturer and began manufacture and sale of its AstaXinr technology during the six months ended June 30, 1998. The Company believes this technology to be highly marketable.

To increase working capital, the Company issued a rights offering in February 1998 which along with projected sales revenue, the Company believes will provide sufficient cash for operations through June 30, 1999. The Company will also encourage the holders of convertible promissory notes to convert them into common stock.

-19

IGENE Biotechnology, Inc.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

In May 1995, the Company signed a non-exclusive licensing agreement with Archer Daniels Midland Company (ADM) for the manufacture and sale of AstaXinr. On February 29, 1996 ADM informed the Company that it had decided not to utilize the technology and requested that IGENE return approximately $250,000 in payments made to IGENE under the licensing agreement. IGENE maintains that ADM is not entitled to the return of payments and that additional monies are owed to IGENE. On July 21, 1997, ADM filed suit against IGENE in the U.S. District Court in Greenbelt, Maryland alleging patent infringement and requesting a preliminary injunction against IGENE to cease the use of its astaxanthin manufacturing process. ADM's request for injunctive relief was denied. On August 4, 1997, IGENE filed a $300,450,000 contract and trade secrets lawsuit in U.S. District Court in Baltimore, Maryland against ADM, contending that ADM stole IGENE's formula for making its natural astaxanthin pigment, AstaXinr. IGENE is also claiming breach of contract, in regards to the licensing agreement entered into by IGENE and ADM in 1995. IGENE contends that it complied with all material terms of this agreement, including concentration levels of its pigment.
IGENE's claim was re-asserted as a counter-claim against ADM and the two cases were joined in the District Court in Baltimore, Maryland on August 24, 1997. On September 10, 1997 the District Court denied ADM's request for a preliminary injunction on the basis that ADM could not demonstrate a likelihood of success on the merits of its case. Management believes ADM's claims to be meritless. Management's basis for this is that ADM claims that the levels of pigment IGENE said it could produce did not meet contract levels. Management has copies of ADM's internal memos showing that the levels of pigment meet the contract specifications. It is Management's contention that it is not probable that this dispute will result in an unfavorable outcome. Accordingly, no liability has been reflected in the accompanying balance sheet. The Company had expenses of $658,185 in 1997, and $183,698 in the six months ended June 30, 1998 relating to this litigation, which is on-going.

Item 2.	Changes in Securities and Use of Proceeds.

	None

Item 3.	Defaults Upon Senior Securities.

	None

Item 4.	Submission of Matters to a Vote of Security Holders.

	None

Item 5.	Other Information

Effective May 1, 1998, Mr. Ramin Abrishamian, the Company's Chief
Executive Officer (CEO) resigned his position as CEO.  Mr.
Abrishamian presently remains a director of the Company, but has declined to stand for re-election at the 1998 annual meeting.

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits - none
(b) Reports on Form 8-K - none

-20-


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					Igene Biotechnology, Inc.

					(Registrant)



Date August 14, 1998		By		/s/Stephen F. Hiu

					Stephen F. Hiu
					President, Treasurer and Secretary
					(On behalf of the Registrant and as
Principal
					Financial Officer)