Form 10QSB
period 1998-09-30
IGENE BIOTECHNOLOGY INC
filed 1998-11-13
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 10549
FORM 10-QSB





[ x ]     Quarterly report under Section 13 or 15(d) of the
Securities Exchange
Act of 1934

For the quarterly period ended September 30, 1998

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

Yes       x              No


State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:  21,814,173 shares as of
November 11, 1998.

Transitional Small Business Disclosure Format (check one):

Yes                      No        x

FORM 10-QSB
IGENE Biotechnology, Inc.


INDEX



PART I    -    FINANCIAL INFORMATION

Page

     Balance Sheets           5-6

     Income Statements        7

     Statements of Stockholder's Deficit          8-9

     Statements of Cash Flows      10-11

     Notes to Financial Statements      12-14

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations          15-19

PART II   -    OTHER INFORMATION        20

SIGNATURES               23

IGENE BIOTECHNOLOGY, INC.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 193

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

IGENE Biotechnology, Inc.
Balance Sheets

          September 30,  September 30,  December 31,
                  1998           1997           1997
          (Unaudited)    (Unaudited)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents     $   823,135    $     304,581  $      24,548
     Accounts receivable 10,485    14,494    14,494
     Inventory 595,955   ---  ---
     Supplies  14,145    ---  4,710
     Prepaid expenses    359,713   947  ---
     Deferred costs ---  92,731    ---
     Due from stockholders    ---  97,094    153,594
     Equipment held for resale     ---  512,848   ---
     Loan receivable, current portion            268,544                    ---
249,217

          TOTAL CURRENT ASSETS           2,071,977         1,022,695         446,563


OTHER ASSETS
     Property and equipment, net   335,585   53,045    297,006
     Loan receivable, net of current portion 46,889    ---  250,783
     Debt issue costs    203,773   ---  ---
     Security deposits             10,600            10,600          10,600

          TOTAL ASSETS   $   2,668,824  $ 1,086,340    $  1,004,952



The accompanying notes are an integral part of the financial statements.

IGENE Biotechnology, Inc.
Balance Sheets
(continued)
          September 30,  September 30,  December 31,
                       1998                1997
1997
          (Unaudited)    (Unaudited)
LIABILITIES, REDEEMABLE PREFERED STOCK
  AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable and accrued expenses   $      259,461 $
462,669   $
515,137
     Debenture interest payable    90,000    90,000    45,000
     Promissory notes payable                  ---
2,332,500       2,000,000
          TOTAL CURRENT LIABILITIES             349,461
 2,885,169
2,560,137
LONG-TERM DEBT
     Promissory notes payable 6,082,500 ---  1,082,500
     Variable rate subordinated debenture     1,500,000
1,500,000 1,500,000
     Accrued interest            243,300                     ---
              ---
          TOTAL LIABILITIES        8,175,261    4,385,168
5,142,637

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
     Carrying amount of redeemable preferred
          stock, 8% cumulative, convertible,
          voting, series A, $.01 par value per
          share. Redemption value $14.40, $13.76,
          and $13.92, respectively. Authorized
          1,312,500 shares, issued 29,592, 35,842,
          and 29,592 shares, respectively            426,125
      493,186
411,920

STOCKHOLDERS' DEFICIT
     Preferred stock, $.01 par value per share,
          8% cumulative, convertible, voting,
          series A. Authorized, issued and
          outstanding 187,500 shares as of
          September 30, 1997 and
          December 31, 1997.  Aggregate
          involuntary liquidation value of
          $2,580,000, and $2,610,000, respectively.    ---  1,875
   1,875
     Common stock, $.01 par value per share.
          Authorized, 250,000,000, 35,000,000 and
          35,000,000 shares; issued and
          outstanding 21,814,173, 19,143,973,
          and 19,206,473 shares, respectively.    218,142
191,440   192,065
     Additional paid-in capital    18,653,173     18,062,529
18,233,670
     Deficit   (24,803,877    )        (22,047,859     )
(22,977,215)
          TOTAL STOCKHOLDERS' DEFICIT     (5,932,562   )
(3,792,015    )
(4,549,605)

          TOTAL LIABILITIES AND
            STOCKHOLDERS'  DEFICIT $  2,668,824   $  1,086,340
$   1,004,952

The accompanying notes are an integral part of the financial statements.

IGENE Biotechnology, Inc.
Income Statements
(Unaudited)



                    Three
months
ended                         Nine months ended

               September 30,  September 30,  September 30,
September 30,
                         1998         1997             1998
  1997
Sales          $               --- $             ---   $
203,675    $     14,394
Cost of sales        34,513               ---          555,607
     10,900

     Gross profit (loss)      (34,513   )
---     (351,932)
3,494

Selling, General & Administrative expenses:
     Manufacturing overhead   24,644    ---  108,601   ---
     Marketing and selling    207  2,681     896  7,216
     Research, development and pilot plant   138,321   77,637
362,006   255,681
     General and administrative    96,821    94,305    413,369
250,812
     Litigation expenses        38,318         280,000
  222,016
280,000

          Total selling, general and
            administrative expenses          298,311
454,623    1,106,888
793,709

          Operating loss   (332,824)        (454,623)
(1,458,820)       (790,215)

Other income (expense)
     Interest income     22,173    ---  59,907    ---
     Income from renegotiation of liabilities     ---       ---
51,204
     Loss on disposal of equipment (273 )
---  (3,553    )
---
     Interest expense      (175,268     )               (86,996
)             (424,196)
(219,715)

          Net loss  $ (486,191     )          $ (541,619)
$ (1,826,662)     $ (958,726)

          Net loss per common share     $       (0.02  )
$       (0.03 )
$         (0.09)
$       (0.05)



The accompanying notes are an integral part of the financial statements.

<PAGE

IGENE Biotechnology, Inc.
Statements of Stockholders' Deficit
(Unaudited)



    Redeemable Preferred
Stock
Preferred Stock


(shares/amount)
(shares/amount)
Balance at December 31, 1996  35,842    $ 475,982 187,500   $
1,875

Cumulative undeclared dividends
     on redeemable preferred stock ---  17,204    ---  ---

Issuance of common stock
     through exercise of
     employee stock options   ---  ---  ---  ---

Issuance of common stock in lieu
     of cash in payment of interest
     on subordinated debenture     ---  ---  ---  ---

Net loss for nine months
     ended September 30, 1997            ---                  ---
              ---
--
-

Balance at September 30, 1997     35,842     $ 493,186   187,500
$    1,875

Balance at December 31, 1997  29,592    $ 411,920 187,500   $
1,875

Cumulative undeclared dividends
     on redeemable preferred stock ---  14,205    ---  ---

Conversion of preferred stock
     to common stock     ---  ---  (187,500) (1,875)

Issuance of common stock in lieu of
     cash in payment of interest on
     subordinated debenture   ---  ---  ---  ---

Issuance of common stock in lieu of
     cash in payment of legal retainers
     and fees  ---  ---  ---  ---

Exercise of warrants     ---  ---  ---  ---

Capital contribution - forgiveness of
     interest on promissory notes  ---  ---  ---  ---

Net loss for nine months
     ended September 30, 1998            ---            ---
    ---
--
-

Balance at September 30, 1998     29,592     $426,125
--- $         ---

The accompanying notes are an integral part of the financial statements.

IGENE Biotechnology, Inc.
Statements of Stockholders' Deficit
(Unaudited - Continued)


Additional                                         Total

 Common Stock
Paid-in
Stockholders'

(shares/amount)
Capital
Deficit                  Deficit

Balance at December 31, 1996  18,631,139     $ 186,311
$17,971,220     $(21,089,133  )       $
(2,929,727)

Cumulative undeclared dividends
     on redeemable preferred stock ---  ---  (17,204   )
             ---
(17,204)

Issuance of common stock
     through exercise of
     employee stock options   472,834   4,729     18,913    ---
23,642

Issuance of common stock in lieu
     of cash in payment of interest
     on subordinated debenture     40,000    400  89,600    ---
90,000

Net loss for nine months ended
     September 30, 1997                ---              ---
         ---
(958,726
     )             (958,726)

Balance at September 30, 1997 19,143,973     $191,440
$18,062,529    $(22,047,859   )      $
(3,792,015)

Balance at December 31, 1997  19,206,473     $192,065
$18,233,670            $(22,977,215)
$  (4,549,605)

Cumulative undeclared dividends
     on redeemable preferred stock ---  ---              (14,205)
   ---
(14,205)

Conversion of preferred stock
     to common stock     375,000   3,750     (1,875)   ---  ---

Issuance of common stock in lieu of
     cash in payment of interest on
     subordinated debenture   40,000    400  89,600    ---
90,000

Issuance of common stock in lieu
     of cash in payment of
legal retainers and fees 2,190,000 21,900    140,100   ---
162,000

Exercise of warrants     2,700     27   243  ---  270

Capital contribution - forgiveness of
     interest on promissory notes  ---  ---  205,640   ---
205,640

Net loss for nine months ended
     September 30, 1998                 ---              ---
             ---
     (1,826,662     )
(1,826,662)

Balance at September 30, 1998  $21,814,173   $ 218,142
$18,653,173    $(24,803,877   )
$(5,932,562)

The accompanying notes are an integral part of the financial statements.

IGENE Biotechnology, Inc.
Statements of Cash Flows
(Unaudited)


Nine months ended
                    September 30,  September 30,
                                  1998                  1997

Cash flows from operating activities:
     Net loss  $ (1,826,662   )                   $
(958,726)
     Adjustments to reconcile net loss to net cash provided
          By operating activities:
          Depreciation   32,578    5,502
          Amortization   7,939     ---
          Loss on disposal of equipment 3,553     ---
          Interest on debenture paid in shares of common stock
90,000    90,000
          Decrease (increase) in:
               Accounts receivable 4,009
         (4,498)
               Inventory                            (595,955
)
---
               Prepaid expenses and other current assets
(234,148  )
9,831
          Increase (decrease) in:
               Accounts payable and accrued expenses
265,264
206,869

               Net cash used in operating activities
(2,253,422 )
(651,022)

Cash flows from investing activities:
     Capital expenditures     (86,192   )
   (39,075)
     Purchase of equipment held for resale   ---
            (512,848)
     Other deferred costs     ---
(92,731)
     Repayment of principal of loan receivable    184,567   ---
     Proceeds from disposal of equipment                  11,482
                  ---

               Net cash provided by (used in) investing
activities              109,857

(644,654)

Cash flows from financing activities:
     Repayments from (advances to) stockholders   28,594

(80,224)
     Proceeds from issuance of common stock  270  23,642
     Issuance of promissory notes  ---  1,615,500
     Issuance of demand notes 950,000   ---
     Proceeds from rights offering 2,438,288 ---
     Repayment of demand notes           (475,000 )
                      --
-

               Net cash provided by financing activities
2,942,152             1,558,918

               Net increase (decrease) in cash and cash
equivalents   798,587   263,242

               Cash and cash equivalents at beginning of period
          24,548
41,339

                    $        823,135    $        304,581

Supplementary disclosure and cash flow information:
     Cash paid during the period for interest     $
14,569   ---
     Cash paid during the period for income taxes ---  ---


The accompanying notes are an integral part of the financial statements.

IGENE Biotechnology, Inc.
Statements of Cash Flows
(Unaudited - Continued)

Noncash investing and financing activities:

During the nine months ended September 30, 1998 and 1997, the Company recorded dividends in arrears on 8% redeemable preferred stock at $.48 per share aggregating $14,205 and $17,204, respectively, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

During the nine months ended September 30, 1998, the Company issued notes payable of $5,000,000 through a rights offering.  Stockholders purchased rights, using
$1,875,000 in
promissory notes
and $475,000 of demand notes due to the Company, resulting in net cash proceeds of $2,438,288 which is after fees associated with the offering of $211,712. Theses related fees have been capitalized as Debt issue costs and will be amortized over the term of the debt. As part of this transaction, the Company also recorded forgiveness of interest on certain promissory notes of $205,640 as additional paid-in capital.

During the nine months ended September 30, 1998, the Company cancelled certain promissory notes payable to, and related amounts due from a stockholder aggregating $125,000 by agreement with the stockholder.

During the nine months ended September 30, 1998 and 1997 the Company issued
40,000 shares of
common stock in each period in payment of interest on the variable rate subordinated debenture.
If paid in cash, the interest would have been payable at 12% in the amount of
$90,000 in each
period. Shares may be issued in lieu of cash under the terms of the debenture agreement at the higher of $2.25 per share or market price per share. The stock was issued and related interest was paid at $2.25 per share, or $90,000, in each period.

During the nine months ended September 30, 1998 the Company issued stock in lieu of cash payments for legal services rendered and legal retainers aggregating $162,000, based on the market price per share of common stock on the dates of the related agreements.
The Company
recorded the issue, on May 20, 1998, of 190,000 shares of common stock at
$0.142 per share, or
$27,000, per an agreement effective August 27, 1997, by reducing trade accounts payable to the
Company's patent counsel by $27,000. The Company also recorded the issue, on
April 29, 1998
and June 26,1998 of a total of 2,000,000 shares of common stock at $.0675 per share, or
$135,000, per agreements effective February 20, 1998, by recording $135,000 in prepaid expenses, representing legal retainers on deposit with litigation counsel.

During the nine months ended September 30, 1998, the holder of 187,500 shares of preferred
stock (par value of $.01 per share or $1,875) as to which mandatory redemption rights had been waived, converted the preferred stock into 375,000 shares of common stock (par value of $0.01 per share or $3,750). Paid-in capital has been reduced by $1,875.

The accompanying notes are an integral part of the financial statements.

IGENE Biotechnology, Inc.
Notes to Financial Statements


(1) Unaudited financial statements

The financial statements presented herein as of September 30, 1998 and 1997 and for the
three month and nine month periods then ended are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operation and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

(2) Inventories

Inventory, stated at lower of cost, on a first-in first-out basis, or market value, represents AstaXinr manufactured and held for sale, as follows:

     Raw materials            $               ---
     Work-in-process                      ---
     Finished goods                 595,955

          Total inventory          $    595,955

Inventory has been reduced by $345,961 during the nine months ended September
30, 1998
to reflect the excess of cost over market value.

(3) Stockholders' Equity (Deficit)

At September 30, 1998 and 1997, 59,184 and 446,684 shares,
respectively, of
authorized
but unissued common stock were reserved for issue upon conversion of the
Company's
outstanding preferred stock.

As of September 30, 1998 approximately 21,410,000 shares of authorized but unissued common stock were reserved for exercise pursuant to the Company's
1997 and 1986
Stock
Option Plans.

As of September 30, 1998 and 1997, 280,000 and 360,000 shares, respectively, of
authorized but unissued common stock were reserved for issuance for payment of interest on the variable rate subordinated debenture and 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the variable rate subordinated debenture.

As of September 30, 1998 and 1997, 13,174,478 and 25,674,478
shares,
respectively, of
authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $1,082,000 and
$2,332,500,
respectively, held by directors of the Company.

As of September 30, 1998 and 1997, 100,964,878 and 29,964,878
shares,
respectively, of
authorized but unissued common stock were reserved for the exercise of outstanding warrants.

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

Effective May 1, 1998, the Company issued 1,500,000 stock options to its CEO,
Ramin
Abrishamian, expiring two years from the date of issue.
Effective May 1, 1998,
Mr.
Abrishamian resigned his position as CEO of the Company.  Mr.
Abrishamian
declined to
stand for re-election at the 1998 annual meeting and therefore ceased to be a director of the Company as of September 29, 1998.

(4) Net loss per common share

Net loss per common share for the nine-month periods ended
September 30, 1998
and 1997
is based on 20,273,882 and 18,976,637, respectively, of weighted average common shares outstanding. For purposes of computing net loss per common share, the amount of net loss has been increased by dividends declared and cumulative undeclared dividends in arrears on preferred stock.

IGENE Biotechnology, Inc.
Notes to Financial Statements
(continued)
(5) Contingencies

In May 1995, the Company signed a non-exclusive licensing agreement with Archer
Daniels
Midland Company (ADM) for the manufacture and sale of AstaXinr.
On February
29, 1996
ADM informed the Company that it had decided not to utilize the technology and requested that IGENE return approximately $250,000 in payments made to IGENE under the licensing agreement. IGENE maintains that ADM is not entitled to the return of payments and that additional monies are owed to IGENE. On July 21, 1997, ADM filed suit against
IGENE in
the U.S. District Court in Greenbelt, Maryland alleging patent infringement and requesting a preliminary injunction against IGENE to cease the use of its astaxanthin manufacturing process. ADM's request for injunctive relief was denied. On
August 4,
1997, IGENE filed a $300,450,000 contract and trade secrets lawsuit in U.S.
District
Court in Baltimore, Maryland against ADM, contending that ADM stole IGENE's formula for making its natural astaxanthin pigment, AstaXinr. IGENE is also claiming breach of contract, in regards to the licensing agreement entered into by IGENE and ADM in 1995.
IGENE contends that it complied with all material terms of this agreement, including concentration levels of its pigment. IGENE's claim was re-asserted as a counter-claim against ADM and the two cases were joined in the District Court in Baltimore,
Maryland
on August 24, 1997. On September 10, 1997 the District Court denied ADM's request for a preliminary injunction on the basis that ADM could not demonstrate a likelihood of success on the merits of its case. Management believes ADM's claims to be meritless.
Management's basis for this is that ADM claims that the levels of pigment IGENE said it could produce did not meet contract levels. Management has copies of ADM's internal memos showing that the levels of pigment meet the contract specifications. It is
Management's contention that it is not probable that this dispute will result in an unfavorable outcome. Accordingly, no liability has been reflected in the accompanying balance sheet. The Company had expenses of $658,185 in 1997, and $222,016 in the nine
months ended September 30, 1998 relating to this litigation, which is on-going.
The
Company presently estimates that the cost of this litigation will be approximately
$1,000,000 per year. At the present time, a range of reasonably possible loss cannot be estimated.

(6) Uncertainty

The Company has incurred net losses in each year of its existence, aggregating approximately $24,800,000 from inception to September 30, 1998 and its liabilities and redeemable preferred stock exceeded its assets by approximately $5,900,000 at that date.
These factors indicate that the Company will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

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

The Company has contracted with a manufacturer and began manufacture and sale of its
AstaXinr technology during the nine months ended September 30, 1998. The
Company
believes this technology to be highly marketable.

To increase working capital, the Company issued a rights offering in February
1998 which
along with projected sales revenue, the Company believes will provide sufficient cash for operations through September 30, 1999. The Company will also encourage the holders of convertible promissory notes to convert them into common stock.

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

Results of Operations

Sales revenue for the nine months ended September 30, 1998 and
1997 of $203,675
and
$14,394 respectively, increased by $189,281.  The revenue earned in 1998
resulted
entirely from sales of AstaXinr during the quarter ended June 30,
1998, which
are
expected to resume in early 1999 at approximately $145,000 per month.  The
Company has
distributed additional samples of AstaXinr to potential customers during the
quarter
ended September 30, 1998, which are expected to result in
additional sales,
after a
product testing period of not more than three months. However, there can be no
assurance
that such sales will continue to occur or that they will be
profitable.   The
Company
began production of AstaXinr in January of 1998 using a contract manufacturer.
Sales
revenue earned in 1997 resulted entirely from sales of ClandoSanr. No sales of
ClandoSanr have occurred during 1998 due to reduced marketing efforts for this product, as the Company concentrated on AstaXinr production in 1997 and 1998. The
Company
continues to be interested in ClandoSanr, however, and plans to make marketing arrangements with distributors in the future.

Cost of sales for the nine months ended September 30, 1998 and
1997 of $555,907
and
$10,900, respectively, increased by $545,007.  This increase resulted entirely
from
production of AstaXinr beginning in January 1998.  During the nine months ended
September 30, 1998 a gross loss on sales of AstaXinr of $351,932 was recorded.
This
resulted from inefficiencies in the initial production runs, which caused the
costs of
production to exceed the market value of the product during the nine months
ended
September 30, 1998.  Production efficiency has improved during the nine months
ended
September 30, 1998 and the Company expects to have gross profits on sales of
AstaXinr by
early 1999.   However, there can be no assurance that such gross
profits will
occur or
that they will be material. The Company expects to incur production costs of approximately $138,000 per month in the near term, which are expected to be funded by product sales. Once the Company is producing and selling AstaXinr at a gross profit, management plans to consider expanding production capacity to meet an expected increasing demand for AstaXinr. During the nine months ended September 30,
1997, a
gross profit of $3,494 resulted entirely from sales of ClandoSanr. There were no sales or gross profits on sales of ClandoSanr during 1998. See also the preceding paragraph.

Manufacturing overhead for the nine months ended September 30, 1998 was
$108,601,
representing non-production costs associated with support of manufacturing efforts for
AstaXinr.  Such costs are expected to continue at approximately
$8,000 per
month in the
near term, and are expected to be funded by product sales. There were no manufacturing overhead costs in 1997, since manufacture of AstaXinr did not begin until
January of
1998.

Marketing and selling expenses for the nine months ended
September 30, 1998 and
1997
were $896 and $7,216, respectively, a decrease of $6,320, or 88%. This decrease resulted from decreased marketing efforts for ClandoSanr in 1998 from 1997.
Marketing
expenses for AstaXinr have been minimal to date, since the Company's contract manufacturer acted as non-exclusive distributor and marketer of AstaXinr during the nine months ended September 30, 1998. The Company is presently using other distributing and marketing methods. Marketing expenses for AstaXinr are expected to increase, since the
Company will need to increase its sales, and so will need to make additional marketing efforts either on its own or with the help of other distributors and/or marketers.
These additional expenses are expected to be funded by revenues from product sales.

IGENE Biotechnology, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)


Results of Operations (continued)

Research, development and pilot plant expenses for the nine months ended
September 30,
1998 and 1997 were $362,006 and $255,681, respectively, an
increase of
$106,325, or 42%.
This increase resulted from increased pilot plant capacity and field studies relating to
AstaXinr in support of the manufacturing of this product. These expenses are expected to continue at approximately $25,000 per month in support of increasing the efficiency of the manufacturing process through experimentation in the pilot plant and through improving the Company's technology. These expenses are expected to be funded through approximately June 1999 by available cash from previous financing activities, and by profitable operations beyond that date, if profitable operations have occurred.

General and administrative expenses for the nine months ended
September 30,
1998 and
1997 were $413,369 and $250,812, respectively, an increase of $162,557, or 65%.
This
increase resulted primarily from the hiring of a CEO on July 1, 1997, which resulted in an increase of approximately $92,000 for the nine months ended September 30,
1998 in
compensation and benefits over the nine months ended September
30, 1997, during
which
time the Company did not have a CEO. Other significant components of this increase were an increase of approximately $30,000 caused by increased international travel and communications involved in the support of manufacturing and marketing of
AstaXinr, an
increase of $21,000 in accounting consultant and shareholder administration expenses caused by the increased reporting requirements associated with the Company's rights offering of February 1998, and contract manufacturing activities which began in
January
1998. General and administrative expenses are expected to continue in the near future at approximately $36,000 per month. These expenses are expected to be funded through approximately June 1999 by available cash from previous financing activities, and by profitable operations beyond that date, if profitable operations have occurred.
The
Company does not plan to hire a replacement CEO in the near future, and will be operated by its President and Board of Directors, and a full-time controller has been hired to eliminate the need for accounting consultant services.

Litigation expenses for the nine months ended September 30, 1998 of $222,016
represent
the Company's expenses associated with its defense of the suit by ADM and the
Company's
counter-suit. Management expects to recover legal expenses through damage awards and preservation of the commercial product rights associated with AstaXinr.
However, there
can be no assurance that the Company will receive damage awards or that its rights will be preserved. The Company estimates that the cost of this litigation will be approximately $1,000,000 per year. At the present time, a range of reasonably possible loss from the litigation cannot be estimated. There were no litigation expenses incurred during the nine months ended September 30, 1997.

Interest expenses for the nine months ended September 30, 1998 and 1997 were
$424,196
and $219,715, respectively, an increase of $204,481, or 88%. This increase resulted primarily from $13,800 in interest paid on demand notes issued during the first quarter of 1998, which have been completely repaid or cancelled through exercise of rights in the offering of February 1998; and from $200,000 in interest accrued on
$5,000,000 in 8%
notes issued on March 31, 1998, which interest is payable either annually or at the notes' maturity (March 31, 2003), at the Company's option.

Interest income for the nine months ended September 30, 1998 was $59,907. This represents excess cash proceeds from the rights offering which were placed in short-term interest bearing investment accounts. No interest income was earned during the nine months ended September 30, 1997.

IGENE Biotechnology, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Results of Operations (continued)

As a result of the foregoing, the Company reported net losses of
$1,826,662 and
$958,726, or $0.09 and $0.05 per share, respectively, for the nine months ended
September 30, 1998 and 1997.  The weighted average number of shares of common
stock
outstanding increased to 20,273,882 for the nine months ended
September 30,
1998 from
18,976,637 for the nine months ended September 30, 1997.  This increase of
1,311,814
weighted average shares is caused by the issuance of 80,000 shares of common stock in lieu of interest payments on the variable rate subordinated debenture, the issuance of
10,000 shares pursuant to the exercise of employees' stock options, the conversion of
187,500 shares of preferred stock into 375,000 shares of common stock, and the issuance of 2,190,000 shares of stock in payment of legal fees and retainers during the twelve month period ended September 30, 1998.

Financial Position

During the nine months ended September 30, 1998 and 1997 the following materially affected the Company's financial position:

The Company began producing AstaXinr in January 1998,
capitalizing inventory of
$595,955
as of September 30, 1998.

The Company had sales of $203,675 during May and June of 1998, which were included in accounts receivable as of June 30, 1998, and substantially collected during the quarter ended September 30, 1998.

The Company paid expense advances and retainers of $335,000 to its attorneys during the nine months ended September 30, 1998, which have been capitalized and are included in prepaid expenses as of September 30, 1998; and which will be drawn down against future costs associated with on-going litigation against ADM.

The Company issued, on March 31, 1998,  $5,000,000 of long-term notes payable
pursuant
to its rights offering of February 13, 1998.  The notes mature on
March 31,
2003 with
interest payable at 8% payable either annually or at maturity, at the Company's
option.
The Company also issued warrants to purchase 50,000,000 shares of common stock
at $0.10
per share expiring March 31, 2008.   Short-term promissory notes
of $1,875,000
and
demand notes of $475,000 were repaid through exercise of rights in this offering, and
$211,712 of related debt issue costs were capitalized and are being amortized over the term of the notes.

During the nine months ended September 30, 1998, the Company issued $950,000 in demand notes to certain directors, $475,000 of which were repaid pursuant to the issuance of new debt in the rights offering, and $475,000 of which were repaid in cash.

During the nine months ended September 30, 1997, the Company issued $1,615,500 of
convertible promissory notes to directors.

During the nine months ended September 30, 1998 and 1997, the
Company purchased
$86,192
and $39,075, respectively, in research and development and manufacturing equipment.

IGENE Biotechnology, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Financial Position (continued)

During the nine months ended September 30, 1997, the Company expended $512,848 for manufacturing equipment and fixtures, which were held for resale and were sold in
December 1997 to its contract manufacturer, at cost.

During the nine months ended September 30, 1998 the Company received principal repayments of $184,567 on its loan receivable from its contract manufacturer, which financed the manufacturer's purchase of $500,000 of manufacturing equipment from the
Company, at cost.

In December of 1988, the Company suspended payment of the
quarterly dividend on
its
preferred stock.  Resumption of the dividend will require
significant
improvement in
cash flow.  Unpaid dividends cumulate for future payment or
increase the
liquidation
preference or redemption value of the preferred stock.  As of
September 30,
1998 and
1997, total dividends in arrears on the Company's preferred stock was $189,389
and
$1,286,450, respectively, of which $189,389 ($6.40 per share) and
$206,450
($5.76 per
share), respectively, was included in the carrying value of the redeemable preferred stock as of September 30, 1998 and 1997 and $1,080,000 was included in the liquidation preference of the limited redemption preferred stock as of September 30, 1997.
In
September 1998 the holder of 187,500 shares of limited redemption preferred stock converted them into 375,000 shares of common stock.

Liquidity and Capital Resources

Historically, the Company has been funded primarily by equity contributions and
loans
from stockholders.  As of September 30, 1998 and 1997, the
Company had working
capital
(deficit) of $1,722,516 and $(1,862,474).  Working capital
increased by
$3,584,990
during the twelve-month period ended September 30, 1998. This increase resulted from net proceeds from the Company's rights offering of February 1998 of $2,438,288 and the
restructuring of $1,875,000 in short-term debt to long-term maturities through the rights offering. The Company had cash and cash equivalents of $823,135 and
$304,581,
respectively, as of September 30, 1998 and 1997.

The Company believes that as a result of the proceeds from the rights offering, and projected product sales revenue, it will have sufficient cash liquidity to operate through September 30, 1999. However, there can be no assurances that additional sales will occur or that they will be profitable.

Cash used by operations in the nine months ended September 30, 1998 and 1997 amounted to
$2,253,422 and $651,022, respectively. The increase in cash used in operations of
$1,602,400 resulted from production costs related to the production of
AstaXinr, which
the Company began manufacturing in January 1998 and litigation costs associated with the
Company's suit against ADM.

Cash provided by (used in) investing activities for the nine months ended
September 30,
1998 and 1997 amounted to $109,857 and $(644,654), respectively.
The increase
of
$413,807 in cash provided by investing activities resulted from the purchase of equipment for resale of $512,848 during the nine months ended September 30,
1997 and the
receipt of principal repayments on loan receivable during the nine months ended
September 30, 1998 of $184,567.

IGENE Biotechnology, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Cash provided by financing activities for the nine months ended
September 30,
1998 and
1997 amounted to $2,942,152 and $1,558,918, respectively, an increase of
$1,383,234
resulting primarily from net proceeds from the rights offering of
$2,438,288
during the
nine months ended September 30, 1998 offset by $1,615,500 in promissory notes issued during the nine months ended September 30, 1997.

Uncertainty

The Company has incurred net losses in each year of its existence, aggregating approximately $24,800,000 from inception to September 30, 1998 and its liabilities and redeemable preferred stock exceeded its assets by approximately $5,900,000 at that date.
These factors indicate that the Company will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

Management has instituted a program of significant cost reductions, deferred all except immediately necessary capital expenditures, and suspended payment of dividends on the
Company's preferred stock. The implementation of these measures to conserve working capital together with the successful marketing and licensing of the company's products, which management hopes to achieve, may permit the Company to attract additional capital and enable it to continue. However, there can be no assurance that these measures and marketing efforts will be successful and that the company will be able to continue.

The Company began manufacture and sale of its AstaXinr technology during the nine months ended September 30, 1998. The Company believes this technology to be highly marketable.

To increase working capital, the Company issued a rights offering in February
1998,
which along with projected sales revenue, the Company believes will provide sufficient cash for operations through June 30, 1999. The Company will also encourage the holders of convertible promissory notes to convert them into common stock.

Year 2000 Issues

Many existing computer programs and systems use only the last two digits to refer to a year. Therefore, these programs and systems will not properly recognize dates, and may malfunction when using dates after December 31, 1999. The Company has made efforts to assess its exposure and vulnerability to Year 2000 Issues. This assessment is not yet completed. However, management has determined that certain consequences of its
Year
2000 Issues may have a material effect on the Company's business, results of operations, or financial condition, without taking into account the Company's effort to avoid those consequences.

The Company presently conducts substantially all of its manufacturing operations at the facility of its contract manufacturer, located in Mexico City, Mexico. The
Company is
in the process of determining whether the systems of this contract manufacturer are Year
2000 Compliant. However, the Company believes that its manufacturing operation is not likely to be materially affected if the contract manufacturer's internal systems are not
Year 2000 Compliant. The Company has also not determined, and may be unable to determine, whether the municipal infrastructure and utility providers' systems in Mexico
City are Year 2000 Compliant. The Company's manufacturing operations could be materially affected by power failures or malfunctions caused by Year 2000
Issues in
Mexico City, if its efforts to mitigate them are unsuccessful. The Company may suffer production interruptions during power failures caused by Year 2000 Issues. The
Company
plans to have sufficient inventory levels on hand to meet demand in case of short-term manufacturing interruptions. The contract manufacturer plans to obtain back-up generator power systems in case of prolonged power outages. The Company does not anticipate significant costs associated with addressing these Year 2000 Issues.

<PAGE

IGENE Biotechnology, Inc.
PART II
OTHER INFORMATION

Item 1.   Legal Proceedings.

In May 1995, the Company signed a non-exclusive licensing agreement with Archer
Daniels
Midland Company (ADM) for the manufacture and sale of AstaXinr.
On February
29, 1996
ADM informed the Company that it had decided not to utilize the technology and requested that IGENE return approximately $250,000 in payments made to IGENE under the licensing agreement. IGENE maintains that ADM is not entitled to the return of payments and that additional monies are owed to IGENE. On July 21, 1997, ADM filed suit against
IGENE in
the U.S. District Court in Greenbelt, Maryland alleging patent infringement and requesting a preliminary injunction against IGENE to cease the use of its astaxanthin manufacturing process. ADM's request for injunctive relief was denied. On
August 4,
1997, IGENE filed a $300,450,000 contract and trade secrets lawsuit in U.S.
District
Court in Baltimore, Maryland against ADM, contending that ADM stole IGENE's formula for making its natural astaxanthin pigment, AstaXinr. IGENE is also claiming breach of contract, in regards to the licensing agreement entered into by IGENE and ADM in 1995.
IGENE contends that it complied with all material terms of this agreement, including concentration levels of its pigment. IGENE's claim was re-asserted as a counter-claim against ADM and the two cases were joined in the District Court in Baltimore,
Maryland
on August 24, 1997. On September 10, 1997 the District Court denied ADM's request for a preliminary injunction on the basis that ADM could not demonstrate a likelihood of success on the merits of its case. Management believes ADM's claims to be meritless.
Management's basis for this is that ADM claims that the levels of pigment IGENE said it could produce did not meet contract levels. Management has copies of ADM's internal memos showing that the levels of pigment meet the contract specifications. It is
Management's contention that it is not probable that this dispute will result in an unfavorable outcome. Accordingly, no liability has been reflected in the accompanying balance sheet. The Company had expenses of $658,185 in 1997, and $222,016 in the nine
months ended September 30, 1998 relating to this litigation, which is on going.

Item 2.   Changes in Securities and Use of Proceeds.

Dividends on Common Stock are currently prohibited because of the preferential rights of holders of Preferred Stock. The Company has paid no cash dividends on its
Common Stock
in the past and does not intend to declare or pay any dividends on its Common tock in the foreseeable future.

With respect to sales of securities not registered under the Securities Act, see Note 3 to the financial statements, at page 13 of this report.

Item 3.   Defaults Upon Senior Securities.

When and if funds are legally available for such payment under statutory restrictions, the Company may pay annual cumulative dividends on the Preferred Stock of $.64 per share on a quarterly basis. During 1988 the Company declared and paid a cash dividend of $.16 per share of Preferred Stock. No dividends have been declared or paid since
1988.  Any
resumption of dividend payments on preferred Stock would require significant improvement in cash flow. Preferred Stock dividends are payable when and if declared by the
Company's Board. Unpaid dividends accumulate for future payment or addition to the liquidation preference and redemption price of the Preferred Stock. As of
September 30,
1998 the total amount of dividends in arrears with respect to the Company's preferred
Stock was $189,389.

Item 4.   Submission of Matters to a Vote of Security Holders.

At the annual meeting of stockholders held on September 29, 1998, the following matters were submitted to stockholders' vote and were approved by a majority of votes:
(1) seven
directors were elected: Michael G. Kimelman, Thomas L. Kempner,
Stephen F. Hiu,
Patrick
F. Monahan, Joseph C. Abeles, John A. Cenerazzo, and Sidney R. Knafel; and (2) approval of the appointment of Berenson & Company LLP as the Company's independent auditors for
1998.

     Results of the voting were as follows:

                         Votes          Votes          Votes
                         For       Against        Abstained
Unvoted
(1)  Election of Directors
Michael G. Kimelman 17,469,956     55,400         ---
3,970,301
Thomas L. Kempner   17,469,956     55,400         ---
3,970,301
Stephen F. Hiu      17,469,956     55,400         ---
3,970,301
Patrick F. Monahan  17,469,956     55,400         ---
3,970,301
Joseph C. Abeles    17,469,856     55,500         ---
3,970,301
John A. Cenerazzo   17,469,956     55,400         ---
3,970,301
Sidney R. Knafel    17,469,956     55,400         ---
3,970,301

     (2)  Approval of Auditors          17,472,455     17,301
   35,600
     3,970,301


Item 5.   Other Information

Effective May 1, 1998, Mr. Ramin Abrishamian, the Company's Chief
Executive
Officer
(CEO) resigned his position as CEO. Mr. Abrishamian remained a director of the
Company
until September 29, 1998, but he declined to stand for re-election at the 1998 annual meeting of that date.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits filed herewith or incorporated by reference herein are set forth in the following table prepared in accordance with Item 601 of Regulations S-B.

3.1 Articles of Incorporation of the Registrant as amended to date, constituting
Exhibit 3.1 to Registration Statement No. 333-41581 on Form SB-2, are hereby incorporated by reference.

3.2 By-Laws, constituting Exhibit 3.2 to the Registrant's
Registration
Statement
No. 33-5441 on Form S-1, are hereby incorporated herein by reference.

4.1 Form of Variable Rate Convertible Subordinated Debenture Due
2002 (Class
A),
constituting Exhibit 4.4 to Registration Statement No. 33-5441 on
Form S-1, is
hereby incorporated herein by reference.

4.2 Indenture between the Company and American Stock Transfer &
Trust Company
as
Trustee, relating to 8% notes due 2002, constituting Exhibit 4.2 to
Registration Statement No. 333-41581 on Form SB-2, is hereby incorporated by reference.

4.3 Warrant agreement between the Company and American Stock
Transfer & Trust
Company, as Warrant Agent relating to warrants expiring 2007, constituting
Exhibit 4.3 to Registration Statement No. 333-41581 on Form SB-2, is hereby incorporated by reference.

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

10.4 Form of Agreement between the Registrant and Certain
Investors in
Preferred
Stock dated September 30, 1987, incorporated by reference to the identically numbered exhibit in Amendment No. 1 to Form S-1 Registration
Statement No. 33-
23266.

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

10.7 Toll Agreement effective as of June 24, 1997 between Igene
Biotechnology,
Inc.
and Fermic, S.A. de C.V., constituting Exhibit 10.9 is
Registration Statement
No. 333-41581 on Form SB-2, is incorporated herein by reference.
(Portions of
this exhibit have been omitted pursuant to a request for confidential treatment.)

10.8 Loan agreement dated August 1, 1997 between the Investors and the Company, constituting Exhibit 10.7 to Registration Statement No. 333-41581 on Form SB-
2, is hereby incorporated by reference.

27.  Financial Data Schedule.

(b) Reports on Form 8-K - none

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         IGENE Biotechnology, Inc.
                         (Registrant)



Date November 13, 1998        By        /s/Stephen F. Hiu

                         Stephen F. Hiu
                         President and Treasurer
                         (On behalf of the Registrant and as
Principal
                         Financial Officer)