Form 10KSB
period 1998-12-31
IGENE BIOTECHNOLOGY INC
filed 1999-04-13
CIK 793160

UNITED STATES SECURITIES AND EXCHANGE
                                 COMMISSION
                           Washington, D.C.  20549
                                FORM 10-KSB
(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _ _ _ _ _ _ _ _ to _ _ _ _ _ _ _ _

Commission file number 0-15888

                    IGENE Biotechnology, Inc.
      (Exact name of small business issuer in its charter)

Maryland                        		52-1230461
------------------------------- 		-----------------------
(State of other jurisdiction of 		(I.R.S. Employer
 incorporation or organization)            Identification No.)

9110 Red Branch Road
Columbia, Maryland                        21045
-------------------------------           -----------------------
(Address of principal                     (Zip Code)
 executive offices)

Issuer's telephone number, including area code:   (410) 997-2599

Securities  registered pursuant to Section 12(b) of the  Exchange
Act:

  Title of each class   Name of each exchange on which registered
  -------------------   -----------------------------------------
         None                            None

Securities  registered pursuant to Section 12(g) of the  Exchange
Act:

             Common Stock (par value $.01 per share)
             ---------------------------------------
                      (Title of each class)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES    X            NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's total revenues for its most recent fiscal year were $218,095.

     As of March 1, 1999, there were 21,854,173 shares of the issuer's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates was $1,545,106, based on the last bid quotation prices of the Common Stock as reported by the National Quotation Bureau's bulletin board on such date. (The officers and directors of the issuer are considered affiliates only for purposes of this calculation.)

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS"  OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

EXCEPT FOR HISTORICAL FACTS, ALL MATTERS DISCUSSED IN THIS REPORT, WHICH ARE FORWARD LOOKING, INVOLVE A HIGH DEGREE OF RISKS AND UNCERTAINTIES. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, COMPETITIVE PRESSURES FROM OTHER COMPANIES AND WITHIN THE BIOTECH INDUSTRY, ECONOMIC CONDITIONS IN THE COMPANY'S PRIMARY MARKETS AND OTHER UNCERTAINTIES DETAILED FROM TIME-TO-TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

     IGENE Biotechnology, Inc. (the "Company") is engaged in the business of developing, marketing, and manufacturing industrial microbiology and related biotechnology products. The Company was formed on October 27, 1981 to develop, produce and market value-added specialty biochemical products derived from abundant, inexpensive and renewable agricultural residues and wastes through the use of state-of-the-art fermentation technology, physical and chemical separation technology, and related chemical and biochemical engineering technologies.

     The Company has devoted its resources to the development of proprietary processes to convert selected agricultural raw materials or feedstocks into commercially useful and cost effective specialty biochemical products for the food, feed, flavor and agrochemical industries. In developing these processes and products, the Company has relied on the expertise and skills of its in-house scientific staff and, for special projects, various consultants.

     The Company leases manufacturing capacity in Mexico City, Mexico, and also has pilot plant facilities in Columbia, Maryland. The Company is manufacturing its own products and has also licensed certain products to third-party manufacturers.

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

     The Company has not incurred and does not anticipate any material environmental compliance costs due to the fact that the Company's contract manufacturer and licensed manufacturer have primary responsibility for environmental compliance.

Research and Development

     As of December 31, 1998, the Company had expended approximately $11,175,000 on research and development since its inception on October 27, 1981 and has, as of December 31, 1998, received revenues from product sales and royalties of approximately $2,013,000 from the proprietary processes resulting from such research and development. The Company will continue to incur research and development costs in connection with improvements in its existing processes and products, but it does not anticipate development of new processes and products in 1999.

      Research and development expenditures for each of the last two years are as follows:

          1997    $  521,669
          1998    $  452,755

     The Company's research and development activities have resulted in the development of processes to produce the products hereinafter discussed.

Commercial Products

1.   AstaXin(R)

     AstaXin(R) is the Company's tradename for its dried yeast product made from a proprietary microorganism developed by the Company. AstaXin(R) is a natural source of astaxanthin, a pigment which imparts the characteristic red color to the flesh of salmon, trout, prawns, and certain other types of fish and shellfish. In the ocean, salmon and trout obtain astaxanthin from krill and other planktonic crustaceans in their diet. A krill and crustacean diet would be prohibitively expensive for farm raised salmonids; without the addition of astaxanthin, the flesh of such fish is a pale, off-white color which is less appealing to consumers expecting "salmon-colored" fish. Efficacy of AstaXin(R) has been demonstrated by fish feeding trials in Europe, Asia, and North and South America. An estimated 700,000 metric tons of farm raised salmon are produced annually worldwide.

      Prior to 1997 the Company entered into a number of manufacturing and licensing agreements for commercial quantities of AstaXin(R). However, for a number of reasons, outside of the Company's control, none of these agreements were extended beyond the initial trial periods.

     On July 3, 1997, the Company signed a non-exclusive manufacturing agreement with Fermic, S.A. de C.V., of Mexico City, Mexico, for the production of its natural astaxanthin pigment, AstaXin(R) in Fermic's manufacturing facility in Mexico. Commercial production began in January of 1998, and the Company continues to manufacture and intends to sell AstaXin(R)worldwide, directly or through distributors to meet an anticipated demand for the product.

     The Fermic contract provides that the manufacturer has a non-exclusive right to produce AstaXin(R) and is paid a fixed monthly fee which is based on manufacturing capacity. Fermic provides equipment and facilities necessary to manufacture and store the
product  and  is  responsible for purchasing raw materials.   The
Company is responsible for sales efforts and for ensuring the quality of the pigment. The Company also has a role in ensuring that the manufacturing process works effectively. The term of the contract has been extended on a month-to-month basis through December 31, 1999, and it is anticipated that it will continue to be extended beyond that date. (see also Item 2. Description of Property) The Company intends to modify its fee arrangement with the manufacturer in the near future so that fees will be based on quantity of product produced.

     Based on estimates of worldwide production of farm-bred salmon, the Company believes the market for salmon feed additives which improve coloration, such as AstaXin(R), exceeds $150,000,000 worldwide, which would be approximately 7,500 metric tons. Production was approximately 50 metric tons for 1998. The expected production rate is between 50 and 150 metric tons of AstaXin(R) for 1999, which is equal to approximately 2% of the potential worldwide market for such feed additives.

     The Company is presently engaged in preliminary discussions with several companies regarding possible distribution and/or licensing of AstaXin(R).

      Sales of AstaXin(R) amounted to 93% and 0% of revenue for 1998 and 1997, respectively, of which 98% represent sales to a single foreign distributor located in Mexico.

      During 1997 Archer-Daniels Midland, Inc. (ADM) filed suit against the Company alleging patent infringement regarding AstaXin(R). The Company believes this suit is meritless and has filed a counter-suit against ADM alleging theft of trade secrets. This litigation is on-going. (See also Item 3. Legal Proceedings).

2.   ClandoSan(R)

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

    On March 17, 1988, ClandoSan(R) was registered by the EPA for use with all agricultural and horticultural crops in accordance with the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA") section 3(c)(5). ClandoSan(R) is now registered in 49 states and is produced and distributed by a licensed manufacturer in the United States.

     The Company receives royalties based on a percentage of sales of ClandoSan(R). ClandoSan(R) royalties amounted to 7% and 100% of revenue for 1998 and 1997, respectively.

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

     During fiscal years 1997 and 1998, as part of the Company's stringent cost containment efforts, all patents and trademarks were carefully reviewed and those with no foreseeable commercial value have been abandoned to eliminate costly maintenance fees. Patents (and applications) and/or trademarks on technology with recognized commercial value include those for AstaXin(R) and ClandoSan(R). Extensive additional foreign applications for AstaXin(R) have been submitted during 1997 and 1998.

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

     In addition, the aquaculture market into which the Company's product, AstaXin(R), will be sold is a highly competitive industry worldwide. This market is presently dominated by a single producer, and certain other large companies are presently known to be developing and marketing competitive products.

Sources and Availability of Raw Materials

      Raw materials used in the manufacture of AstaXin(R) consist principally of agricultural commodities widely available in world markets from many suppliers, which may be used interchangeably. Raw materials used in the manufacture of ClandoSan(R) consist principally of by-products of the seafood processing industry and are a commodity readily available from many suppliers, used interchangeably. We do not anticipate material price fluctuations or changes in availability in these raw materials in the near future.

Employees

     At December 31, 1998, the Company had 7 full time employees and 1 part time employee. Three of the full time employees are in administration and marketing, while the remainder are engaged in research, process development and support of manufacturing activities.

     None  of  the Company's employees is represented by a  labor
union  and  the  Company has experienced no work stoppages.   The
Company   believes   its  relations  with   its   employees   are
satisfactory.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases approximately 8,500 square feet of space in the Oakland Ridge Industrial Park located at 9110 Red Branch Road, Columbia, Maryland. The Company occupies the space under a five-year lease expiring on January 31, 2001. Approximate rental expense is $73,000 for each remaining year of the lease.

     Approximately 2,000 square feet of the space occupied by the Company is used for executive and administrative offices and approximately 2,500 feet is used for research and development activities. Approximately 4,000 square feet of space is used for the Company's intermediate-stage or scale-up pilot plant facility.

     The Company also leases manufacturing capacity at Fermic S.A. de C.V. (Fermic) in Mexico City, Mexico. During 1997 the Company loaned $500,000 to Fermic for the purchase of manufacturing equipment, which is being used for the production of AstaXin(R), along with equipment which Fermic already owned. Under its agreement with this manufacturer, the Company is being repaid on this loan over a two-year period which began January 1998. This equipment is owned by the manufacturer, with the Company retaining only a security interest. The Company has approximately $245,000 of additional manufacturing equipment for use in this manufacturing process in Mexico, in which the Company retains title.

     The Company owns, leases or contracts, all equipment and facilities necessary for its current operations and all equipment is in satisfactory condition and adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

     On July 21, 1997 Archer Daniels Midland, Inc. (ADM) filed suit against the Company in the U.S. District Court in Greenbelt, Maryland alleging patent infringement and requesting a preliminary injunction against the Company to cease the manufacture and sale of AstaXin(R). On August 4, 1997, the Company filed a $300,450,000 contract and trade secrets lawsuit in U.S. District court in Baltimore, Maryland against ADM, alleging theft of trade secrets. The Company is also claiming breach of contract, in regards to the licensing agreement entered into by the Company and ADM in 1995. The Company contends that it complied with all material terms of this agreement. The Company's claim was re-asserted as a counterclaim against ADM and the two cases were joined in the District Court in Baltimore, Maryland on August 24, 1997. On September 10, 1997 the District Court denied ADM's request for a preliminary injunction on the basis that ADM could not demonstrate a likelihood of success on the merits of its case. Management believes ADM's claims are meritless. During 1998, a stay was imposed on both parties by the court while a court-appointed expert analyzes the Company's and ADM's yeast products. This litigation is on-going.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

Common Stock

     Commencing on or about June 12, 1989, the Company's Common Stock began trading on the over-the-counter market on a limited basis and is quoted on the National Quotation Bureau's "bulletin board". The following table shows, by calendar quarter, the range of representative bid prices for the Common Stock for 1997 and 1998.

          Calendar Quarter              High                Low
          ----------------              -----               -----
1997:     First Quarter                 $ .08               $ .06
          Second Quarter                $ .17               $ .09
          Third Quarter                 $ .20               $ .11
          Fourth Quarter                $ .13               $ .08

1998:     First Quarter                 $ .11               $ .06
          Second Quarter                $ .21               $ .10
          Third Quarter                 $ .15               $ .05
          Fourth Quarter                $ .06               $ .04


     Management obtained the above information from the National Quotation Bureau. Such quotations are inter-dealer quotations without retail mark-up, mark-downs, or commissions, and may not represent actual transactions. The above quotations do not reflect the "asking price" quotations of the stock.

     The aggregate number of record holders of the Common Stock as of March 1, 1999 was 238. As of March 1, 1999, the high bid and low offer prices for the Common Stock, as shown on the "bulletin board" were $0.11 and $0.11, respectively.

Preferred Stock

     There was no public market for the Preferred Stock during 1997 and 1998 and since January 25, 1988, no quotations for the Preferred Stock have been reported on NASDAQ. The aggregate number of record holders of Preferred Stock as of March 1, 1999 was 12.

Dividend Policy

     When and if funds are legally available for such payment under statutory restrictions, the Company may pay annual cumulative dividends on the Preferred Stock of $.64 per share on a quarterly basis. During 1988 the Company declared and paid a cash dividend of $.16 per share. In December 1988, the Company suspended payment of the quarterly dividend of $.16 per share of Preferred Stock. No dividends have been declared or paid since 1988. Any resumption of dividend payments on Preferred Stock would require significant improvement in cash flow. Preferred Stock dividends are payable when and if declared by the Company's board. Unpaid dividends accumulate for future payment or addition to the liquidation preference and redemption price of the Preferred Stock. As of December 31, 1998 the total amount of dividends in arrears with respect to the Company's Preferred Stock was $194,124.

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

    Results of Operations

    Sales and other revenues for the year ended December 31, 1998 increased from $14,394 in 1997 to $218,095 in 1998. This increase in overall revenue of 1,415% resulted from sales of AstaXin(R) of $203,860 during the second quarter of 1998. There were no commercial quantities of AstaXin available for sale during 1997. The Company began commercial production of AstaXin(R) with a contract manufacturer in January 1998. The Company is presently engaged in discussions with several potential purchasers of AstaXin(R), and expects to have additional sales during 1999. However, there can be no assurance that any such sales will occur or that they will be material. The Company earned licensing revenue (royalties) of $14,235 from ClandoSan(R) during 1998, compared with gross revenue from direct sales of ClandoSan(R) of $ 14,394 in 1997, which represents a decrease of less than 1%. The Company is presently negotiating continuation of a licensing agreement for ClandoSan(R), but has continued to focus its efforts on AstaXin(R)during 1997 and 1998.

    Costs of sales for 1998 and 1997 of $809,288 and $9,963, respectively, increased by 8,023%, or $799,325. This increase resulted entirely from production of AstaXin(R) during 1998. During 1998, a gross loss on sales of AstaXin(R) of $605,428 was recorded. This was caused by inefficiencies in the initial commercial production runs, costs of which exceeded the market value of the product. Production efficiency improved during 1998 and the Company expects to achieve gross profits on sales of AstaXin(R) produced in 1999, provided that sufficient sales are achieved. However, there can be no assurance that such gross profits will be realized or that they will be material. During January through March of 1999, the Company implemented certain improvements in the production process. During this period, no manufacturing fees were incurred. The Company expects to incur future production costs for AstaXin(R) of at least $138,000 per month beginning April 1999, which are expected to be funded by product sales. However, there can be no assurance that such sales will occur, or that they will be material. Once the Company is producing and selling AstaXin(R) at a gross profit, management plans to expand production capacity to meet an expected increase in demand for AstaXin(R). There were no production costs for ClandoSan(R) during 1998. The Company discontinued direct production and sales of this product and has earned revenue only through royalties on sales by its licensed manufacturer in 1998, incurring no costs of sales. Cost of sales of $9,963 in 1997 resulted entirely from contracted production of ClandoSan(R).

    Marketing and selling expenses for 1998 and 1997 of $9,862 and $8,741, respectively, increased $1,121, or 13%. This was caused by increased marketing efforts for AstaXin(R) in 1998 as compared to 1997. Marketing expenses for AstaXin(R) are expected to continue to increase, since to achieve sales the Company will need to make additional marketing efforts on its own and with the help of distributors or marketers. These additional expenses are expected to be funded by revenues from product sales, if future product sales occur.

    Research, development and pilot plant expenses for 1998 and 1997 were $452,755 and $521,669, respectively; a decrease of $68,914, or 13%. This decrease resulted from transfer of efforts from the pilot plant to direct support of commercial manufacturing in the fourth quarter of 1998. These expenses are expected to continue at approximately $35,000 per month in the near term in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant and additional research. These expenses are expected to be funded through June of 1999 by available cash and additional funding from stockholders, and by profitable operations beyond that date, if profitable operations occur.

    General and administrative expenses for 1998 and 1997 were $502,564 and $432,842, respectively; an increase of $69,722, or 16%. This increase resulted primarily from the hiring of a CEO during 1997, which resulted in an increase of approximately $92,000 in compensation and benefits in 1998 over 1997. The Company's CEO resigned during 1998 and the Company does not plan to hire a replacement in the near future, but will be operated by its President and Board of Directors. General and administrative expenses are expected to continue in the near future at approximately $36,000 per month. These expenses are expected to be funded through June of 1999 by available cash and additional funding from stockholders, and by profitable operations beyond that date, if profitable operations occur.

    Litigation expenses for 1998 and 1997 were $399,492 and 658,185, respectively, a decrease of $258,693 or 39%. These expenses in 1998 and 1997 represent continuing costs associated with the Company's defense of the suit by ADM and the Company's counter-suit. Management expects to recover legal expenses through damage awards and through preservation of the commercial product rights associated with AstaXin(R). However, there can be no assurance that the Company will receive damage awards or that its rights will be preserved. The Company estimates that the costs of litigation will continue in the near future at levels based on management's continuing assessments of potential costs and benefits of various litigation strategies and alternatives. These expenses are expected to be funded by available cash and additional funding from stockholders. A range of reasonably possible losses from the litigation cannot be estimated at this time.

    The  Company  reported other income of $51,204 in  1997  from
the  renegotiation of certain disputed vendor liabilities.   This
is expected to be a non-recurring event and no such income was reported in 1998.

    Net  interest  expense  for 1998 and 1997  was  $540,275  and
$326,563,  respectively, an increase of $213,712, or  65%.   This
increase resulted from additional debt issued in the Company's rights offering of February 1998.

    As a result of the foregoing, the Company reported net losses of $(2,499,694) and $(1,888,082), respectively, for 1998 and 1997; an increased loss of $(611,612) or 32%. This is a loss of $(.12) and $(.10) per share, respectively, for 1998 and 1997. The weighted average number of shares of common stock outstanding of 20,672,092 and 18,870,314, respectively, for 1998 and 1997 have increased by 1,801,778 shares. This resulted from the issuance of 80,000 shares during 1998 in lieu of interest payment on a subordinated debenture, the conversion of 187,500 shares of preferred stock into 375,000 shares of common stock, and the issuance of 2,190,000 shares of common stock in payment of legal fees during 1998.

Financial Position

During 1998 and 1997, the following actions materially affected the Company's financial position:

    o The Company loaned $500,000 in 1997 to its contract manufacturer of AstaXin(R) for the purchase of manufacturing equipment needed for the production of AstaXin(R). The loan is repayable over 23 months and matures November 1999 with interest at 10%. The remaining balance of this loan is $250,783 as of December 31, 1998,
	which  is  classified  as  a current asset.

    o The Company purchased $73,171 and $186,421, respectively, in manufacturing equipment in 1998 and 1997 for use in the production of AstaXin(R). The Company also purchased $58,354 and $98,933, respectively of other equipment in 1998 and 1997, primarily for use in its pilot plant facility.

    o The Company issued $365,500, during 1997, in promissory notes to directors, which along with amounts issued in prior years' totals $1,082,500 outstanding as of December
      31, 1998, and which mature on March 31, 2003.

    o The Company issued $950,000 and $1,875,000, respectively, in debt during 1998 and 1997, which was cancelled and repaid in March 1998 through use of proceeds from a rights offering. The Company issued $5,000,000 in debt through a rights offering in March 1998, which matures March 31, 2003. The Company capitalized $211,713 in debt issue costs associated with this debt, of which $31,757 was amortized in 1998. The net proceeds from the rights offering was $1,963,287.

    o The  Company  retained   inventory  from   manufacture   of
	AstaXin(R)  of  $870,260  as   of  December  31,  1998,  an
	increase  of $870,260 from 1997.

    o The Company prepaid expenses of $83,933 in 1998 which have been recorded as current assets as of December 31, 1998 and consist mainly of legal retainers.

    o The Company issued 80,000 shares in each of 1998 and 1997 of common stock in payment of interest on a variable rate subordinated debenture with a principal balance of $1,500,000, recording interest expense and increasing common stock and paid-in capital for $180,000 in each of 1998 and 1997.

    o Employees   exercised   482,834   stock   options  in  1997,
      providing additional capital of $24,142.

    o The  carrying  value  of  redeemable  preferred  stock  was increased and paid-in capital available to common shareholders was decreased for $18,940 and $21,938, respectively, in 1998 and 1997, reflecting cumulative unpaid dividends on redeemable preferred stock.

    o Holders of limited redemption preferred stock and redeemable preferred stock converted 187,500 and 6,250 shares, respectively, in 1998 and 1997, of preferred stock into 375,000 and 12,500 shares, respectively, of common stock, providing additional capital and reducing the liquidation value of redeemable preferred stock by $86,000 in 1997.

    o The Company issued 2,190,000 shares of common stock in payment of legal fees, recording additional capital and legal expenses of $162,000 based on the market value of the stock at date of issue.

    o The Company recorded additional paid-in capital of $205,640 in 1998 to reflect forgiveness of interest on outstanding promissory notes in conjunction with the Company's rights offering.

    In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its Preferred Stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the Preferred Stock. As of December 31, 1998, total dividends in arrears on the Company's Preferred Stock total $194,124 ($6.56 per share) and are included in the carrying value of the redeemable Preferred Stock.

Liquidity and Capital Resources

    Historically, the Company has been funded primarily by equity contributions, loans from stockholders and license fees.
As of December 31, 1998 the Company had a working capital deficit of $1,307,368, and cash and cash equivalents of $364,796.

    Cash used by operating activities in 1998 and 1997 amounted to $2,731,077 and $1,484,353, respectively.

    Cash provided (used) by investing activities increased by $914,530, from $(785,356) in 1997 to $129,174 in 1998. This is a result of capital expenditures for manufacturing equipment relating to production of AstaXin(R) in 1997, and $500,000 loaned to Fermic for the purchase of manufacturing equipment relating to production of AstaXin(R) in 1997 of which $249,217 was repaid in 1998.

    Cash provided by financing activities increased by $689,233 from $2,252,918 in 1997 to $2,942,151 in 1998. Financing activities included net proceeds of $950,000 and $2,228,776 from issuance of notes to directors in 1998 and 1997, respectively. In 1998, financing activities also included $1,963,287 in net proceeds from a rights offering.

    Over the next twelve months, the Company believes it will need between $1,000,000 and $2,000,000 in working capital. The Company hopes to achieve this from profits from sales of AstaXin(R) and additional stockholder funding. The Company intends to spend approximately $350,000 on technology research over the next twelve months to improve manufacturing processes and research new strains for production of pigments.

    The Company does not believe that inflation has had a significant impact on its operations during 1998 and 1997.

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

    None.

                            PART III


ITEM 9. DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS,   CONTROL
        PERSONS, AND KEY EMPLOYEES


The  Company's directors are elected annually by the shareholders
of  the  Company.   The  directors, executive  officers  and  key
employees of the Company are as follows:


        Name            Age      Position with IGENE
Michael  G. Kimelman     60      Chairman of the  Board  of
                                 Directors

Thomas L. Kempner        71      Vice Chairman  of
                                 the Board of Directors

Stephen  F.  Hiu         42      Director, President,  Acting
                                 Treasurer,and Director of
     					   Research and Development

Patrick F. Monahan       48      Director, Secretary, and
     					   Director of Manufacturing

Joseph C. Abeles         84      Director

John A. Cenerazzo        75      Director

Sidney R. Knafel         68      Director


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

STEPHEN F. HIU was appointed President and Treasurer in March 1991, and elected a Director in August 1990. He has been Director of Research and Development since January 1989 and, prior thereto, was Senior Scientist since December 1985, when he joined the Company. He was a post-doctoral Research Associate at the Virginia Polytechnic Institute and State University, Blacksburg, Virginia, from January 1984 until December 1985. Dr. Hiu holds a Ph.D. degree in microbiology from Oregon State University and a B.S. degree in biological sciences from the University of California, Irvine.

PATRICK F. MONAHAN was appointed Director of Manufacturing and elected a Director of the Company in April 1991 and was elected as Secretary in September 1998. He has managed the Company's fermentation pilot plant since 1982. Prior thereto, he was a technical specialist in the fermentation pilot plant of W.R. Grace and Co. from 1975 to 1982. He received an Associate in Arts degree in biology from Allegheny Community College and a B.S. degree in biology with a minor in Chemistry from Frostburg State College, Frostburg, Maryland.

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

Compliance with Section 16(a) of the Exchange Act

     The Company believes that during 1997 and 1998 all of its officers, directors and holders of more than 5% of its Common Stock complied with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, except as follows: In 1997 certain directors of the Company made various loans to the Company. The loans are evidenced by notes convertible into Common Stock. Certain directors also received warrants to purchase shares of Common Stock in 1997 and 1998 in conjunction with the 1997 notes and with a 1998 rights offering. None of the foregoing securities were reported on Forms 4 or Forms 5 filed with the Securities and Exchange Commission. In making this disclosure, the Company has relied solely on written representations of its directors, officers and more than 5% holders and on copies of reports that have been filed with the Securities and Exchange Commission.

ITEM 10.    EXECUTIVE COMPENSATION

    During 1998 and 1997 no executive officer's annual cash compensation exceeded $100,000.00. Following the resignation of the Company's former CEO, Ramin Abrishamian during 1998, the functions of chief executive officer were performed by the Company's Board of Directors, acting as a group. During 1997 and 1998 the Directors were not compensated for their Board or Committee activities.


                  SUMMARY COMPENSATION TABLE
                                        Long-Term Compensation Awards-
                                        ------------------------------
                                        # of Securities Underlying
Name/Position         Year    Salary    Options
------------------    ----    --------  ------------------------------
Ramin Abrishamian/    1998    $ 83,700  1,500,000
      Former CEO


                               OPTION GRANTS IN 1998
                                (Individual Grants)
                   # of Securities    Percent of      Exercise
                   Underlying Options Total Options   or Base       Expiration
Name               Granted            Granted in 1998 Price ($/sh.) Date
------------------ ------------------ --------------- ------------- --------------
Ramin Abrishamian  1,500,000          31%             $.10          April 24, 2000


                           AGGREGATED
                     YEAR-END OPTION VALUES
                    # of Unexercised     Value of Unexercised
                    Options as of        In-The-Money Options
Name                December 31, 1998    as of December 31, 1998
------------------  ------------------   -----------------------
Ramin Abrishamian   1,500,000            $15,000


     No options were exercised by executive officers during 1998. All options listed in the table above were exercisable as of December 31, 1998. The value of unexercised in-the-money options at December 31, 1998 is based on the difference between $.11 per share (the market price at December 31, 1998) and the per share option exercise price, multiplied by the number of shares of common stock underlying such options.

     Other than the 1986 and 1997 stock option plans and the Simple Retirement Plan described below, the Company has no profit sharing or incentive compensation plans.

Simple Retirement Plan

     Effective February 1, 1997 the Company adopted a Simple Retirement Plan under Internal Revenue Code Section 408(p). The plan is a defined contribution plan, which covers all of the Company's employees who receive at least $5,000 of compensation for the preceding year. The plan permits elective employee contributions. The Company makes a nonelective contribution of 2% of each eligible employee's compensation for each year. The Company's contributions to the plan for 1997 were $5,483, which is expensed in the 1997 statement of operations. The Company's contributions to the plan for 1998 were $6,979, which is expensed in the 1998 statement of operations.

Stock Option Plan

    The 1997 Stock Option Plan (the "Plan"), which was approved by the stockholders on November 17, 1997, and which succeeds the 1986 Stock Option Plan, provides for the issuance of options to acquire up to 20,000,000 shares of Common Stock of the Company. The 1986 Stock Option Plan provided for the issuance of options to acquire up to 2,000,000 shares of Common Stock of the Company.

    The Plan is administered by a committee of the Board of Directors.

    The purpose of the Plan is to advance the interests of the Company by encouraging and enabling the acquisition of a larger personal proprietary interest in the Company by directors, key employees, consultants and independent contractors who are employed by, or perform services for, the Company and its subsidiaries and upon whose judgment and keen interest the Company is largely dependent for the successful conduct of its operations. It is also expected that the opportunity to acquire such a proprietary interest will enable the Company and its subsidiaries to attract and retain desirable personnel, directors and other service providers.

    Options are exercisable at such rates and times as may be fixed by the committee. Options also become exercisable in full upon (i) the holder's retirement on or after his 65th birthday,
(ii) the disability or death of the holder, (iii) or under special circumstances as determined by the Committee. Options generally terminate on the tenth business day following cessation of service as an employee, director, consultant or independent contractor.

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

    Options  to  acquire 6,947,719 shares of  common  stock  have been  granted  under  the 1986 and 1997 Stock  Option  Plans  and
6,327,885  options are outstanding under the  Plans.    4,947,719
options were granted during 1998.

Compensation of Directors

    During 1997 and 1998, Directors were not compensated for their Board or Committee activities.

ITEM  11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
           MANAGEMENT

    The following table sets forth information as of March 1, 1999 with respect to beneficial ownership of shares of the Company's outstanding Common Stock and Preferred Stock by (i) each person known to the Company to own or beneficially own more than five percent of its Common Stock or Preferred Stock, (ii) each Director, and (iii) all Directors and Officers as a group.

                                         Common Stock
                                   --------------------------
                                   Number of
Name and Address                   Shares          Percent *
------------------------           -------------   ----------
Joseph C. Abeles                   15,012,789(1)      43
  c/o Abel Associates
  220 E. 42nd Street
  New York, NY  10017

John A. Cenerazzo                   1,912,456(2)       8
  Stokesay Castle Lane
  Reading, PA  19606

Stephen F. Hiu                      3,030,500(3)      12
  9110 Red Branch Road
  Columbia, MD  21045

Thomas L. Kempner                  44,241,169(4)      69
  c/o Loeb Partners Corporation
  61 Broadway
  New York, NY  10006

Michael G. Kimelman                 7,218,950(5)      26
  c/o Kimelman & Baird, LLC
  100 Park Avenue, Suite 1105
  New York, NY  10017

Sidney R. Knafel                   41,368,264(6)      68
  c/o SRK Management
  126 East 56th Street
  New York, NY  10022

Patrick F. Monahan                  1,756,900(7)       7
  9110 Red Branch Road
  Columbia, MD  21045

All Directors and Officers        114,541,028(8)      89
  as a Group (7 persons)

Others

Ramin Abrishamian                  1,500,000(9)        6
Jerry Finkelstein                  1,000,000(10)       5
Fraydun Manocherian                7,500,000(11)      26


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


1.    Includes  the  following:  2,109,404 shares;  2,250  shares issuable upon the conversion of 1,125 shares of preferred stock;
  3,782,083  shares  issuable  upon the conversion of $311,663 of long-term notes issued  by  the Company; and 9,093,427 warrants
  held by Mr. Abeles.    Also  includes 4,140 shares, and  12,500
  shares issuable  upon  conversion  of 6,250 shares of preferred stock and 8,985 warrants held by Mr. Abeles' wife.

2.    Includes  the  following:  283,458 shares;  32,750  options
  currently  exercisable;  492,321  shares  issuable   upon   the
  conversion of $40,622 of long-term notes issued by the Company;
  and 1,103,513  warrants  held  by Mr. Cenerazzo.  Also includes
  414 shares held by Mr. Cenerazzo's wife.

3. Includes the following: 25,500 shares; 2,955,000 options currently exercisable; and 50,000 warrants held by Dr. Hiu.

4.    Includes 386,972 shares;  and 536,920 warrants held by  Mr.
  Kempner.  Also includes 94,000 shares, 1,616,066 shares subject to  the conversion of $140,872 of long-term notes issued by the
  Company; and 16,055,091 warrants held by a  trust  under  which
  Mr.Kempner  is  one  of  two trustees and the sole beneficiary.
  Also includes  54,000   shares;  1,616,067  shares  subject  to
  the conversion  of  $140,873  of  long-term notes issued by the
  Company; and  16,033,487  warrants held a trust under which Mr.
  Kempner  is  one  of  two  trustees  and  one of  his  brothers is  the  sole  beneficiary.  Also  includes  203,880 shares and
  110,095 warrants held  by  a  trust  under which Mr. Kempner is one of two trustees and  another  of  his  brothers is the sole beneficiary. Also includes  1,482,987  shares; 1,147,667 shares subject to the conversion of $79,200 of long-term  notes issued by the Company; and  4,622,846  warrants  held  by trusts under which Mr. Kempner is one  of  two  trustees  and is a one-third
  beneficiary.   Also includes 182,526 shares and 98,565 warrants
  held by Mr. Kempner's wife.

5. Includes 911,360 shares; 804,568 shares subject to the conversion of $63,070 of long-term notes issued by the Company;
  and 5,503,022 warrants.

6. Includes 2,044,716 shares; 3,715,706 shares subject to the conversion of $306,200 of long-term notes issued by the Company;
  and 35,607,842 warrants.

7.     Includes   24,400  shares;  1,682,500  options   currently
  exercisable; and 50,000 warrants held by Mr. Monahan.

8.    Includes 7,807,757 shares; 14,750 shares issuable upon  the conversion  of  7,375  shares  of  preferred  stock;  4,670,250
  options currently   exercisable;  13,174,478  shares   issuable
  upon the conversion  of  $5,656,030 of long-term  notes  issued by the Company; and 88,873,793 warrants.

9. Includes 1,500,000 options currently exercisable, held by Mr. Abrishamian.

10.  Includes 1,000,000 shares held by Mr. Finkelstein.

11.  Includes 7,500,000 warrants held by Mr. Manocherian.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On December 14, 1995 the shareholders of the Company approved cancellation of promissory notes and warrants issued to certain directors of the Company between August 25, 1993 and March 7, 1995 and the conversion of these notes to common stock of the Company at $.125 per share and warrants to purchase an equal amount of common stock of the Company at $.125 per share, originally expiring April 3, 1998, which was the fair market value of the common stock as quoted on April 3, 1995. Such warrants were extended during 1998 and their new expiration is April 3, 2005.

    Beginning November 16, 1995 and continuing through May 8, 1997, the Company issued promissory notes to certain directors for aggregate consideration of $1,082,500. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of the Company at prices ranging from $0.05 per share to $0.135 per share, based on the market price of common shares at the issue date. In connection with such issuance, the holders also received warrants for an equivalent number of shares at the equivalent price per share. The warrants expire ten years from the issue of the notes. These notes were modified in conjunction with the 1998 rights offering and are now due on March 31, 2003. The notes bear interest at the prime rate.

The notes are detailed, by issue date, and by conversion and warrant price, as follows:

                                                     Conversion/
                                   Note              Warrant
Issue Date                         Amount            Price/Share
--------------------               ----------        ------------
November 16, 1995                  $   40,000        $   0.050
December 22, 1995                      60,000            0.050
                                   ----------
Total issued in 1995                  100,000
                                   ----------

February 14, 1996                      70,000            0.100
March 11, 1996                         70,000            0.090
April 23, 1996                         36,000            0.060
May 9, 1996                            71,000            0.060
June 7, 1996                           70,000            0.050
July 24, 1996                          90,000            0.115
September 24, 1996                     70,000            0.125
November 15, 1996                      70,000            0.090
December 11, 1996                      70,000            0.090
                                   ----------
Total issued in 1996                  617,000
                                   ----------

January 14, 1997                       70,000            0.070
February 24, 1997                     100,000            0.110
March 31, 1997                         75,000            0.100
April 3, 1997                          24,500            0.100
May 8, 1997                            80,000            0.135
May 8, 1997                            16,000            0.135
                                   ----------
Total issued in 1997                  365,500
                                   ----------
TOTAL                              $1,082,500
                                   ==========


     Beginning June 5, 1997 and continuing through December 5, 1997, the Company issued promissory notes to certain directors and another investor for aggregate consideration of $1,875,000. These notes specified that at any time prior to repayment the holder had the right to convert the notes to common stock of the Company at $.10 per share. These notes bore interest at 8%. These notes were due on March 31, 1998 and were repaid with proceeds from the Rights Offering, as described below.

    The Company distributed, to holders of record on February 13, 1998, transferable rights to subscribe for and purchase 0.54 of a Unit for each share of common share or equivalent owned by such holder. Each Unit entitled the holder to receive $0.10 principal amount of 8% Notes due March 31, 2003 and warrants to purchase one share of common stock at an exercise price of $0.10 per share. Common shares or equivalents include: Common Stock, Preferred Stock, unexpired warrants, options exercisable, and convertible notes outstanding. The Company raised $5,000,000 through this Rights Offering, which was fully subscribed. Certain directors and another investor, agreed to purchase Units equal to the difference between $2,000,000 and the proceeds from the Rights Offering; however, concurrently therewith the Company was required to repay $1,875,000 in promissory notes. The Rights Offering expired March 31, 1998. In consideration of the investors agreeing to subscribe to Units such that the Company receives at least $2,000,000, the Company issued additional warrants to these investors to purchase 20,000,000 shares of Common Stock, exercisable at $0.10 per share and expiring ten years after issue.

     The Company's stockholders purchased a total of 50,000,000 Units, including additional Units available to fully subscribing shareholders as a result of unexercised rights of other shareholders, under the terms of the Rights Offering. The Rights Offering period expired March 31, 1998. The Company's gross proceeds from the Rights Offering were $5,000,000, of which $1,875,000 was used to repay outstanding promissory notes due on March 31, 1998; and $950,000 was used to repay demand promissory notes issued from January 1, 1998 through March 31, 1998. The Company incurred fees and costs of $211,713 in relation to the Rights Offering, resulting in net proceeds after fees and debt repayment of $1,963,287. The Company recorded $5,000,000 in principal of new notes issued to holders of subscribed units, which are payable five years from date of issue and bear interest at 8%. In connection with the Rights Offering, the holders of subscriber Units also received warrants to purchase 50,000,000 shares of common stock expiring ten years from date of issue and exercisable at $.10 per share.

     During 1998, the Company also issued 4,000,000 warrants,  at
$.10  per  share,  to  its Chairman of the Board;  and  9,500,000 warrants, at $.10 per share, to certain directors who were the holders of $950,000 in demand notes issued during 1998.

                             PART IV

ITEM 13.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS
           ON FORM 8-K

A.1. The following financial statements relating to 1998 and 1997 are filed as a part of this Report:

     Independent Auditors' Report.
     Balance Sheet as of December 31, 1998.
     Statements  of Operations for the years ended  December  31,
          1998 and December 31, 1997.
     Statements of Stockholders' Deficit  for  the  years  ended
          December 31, 1998 and December 31, 1997.
     Statements of  Cash Flows for the years ended  December  31,
          1998 and December 31, 1997.
     Notes to Financial Statements.

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

    10.2 Exchange Agreement made as of July 1, 1988 between the Registrant and Essex Industrial Chemicals, Inc., now Dow Chemical Company, Inc. with respect to the exchange of 187,500 shares of Preferred Stock for a Debenture, constituting Exhibit 10.21 to Registration Statement No. 33-5441 on Form S-1, is hereby incorporated herein by reference.

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

    10.5 Letter Agreement executed May 11, 1995 between Archer Daniels Midland, Inc. and IGENE Biotechnology, Inc., along with November 11, 1995 Amendment, constituting
        Exhibit 10.11 to the Registrant's Report on Form 10-KSB for the year ended December 31, 1995 is incorporated herein by reference.

    10.6 Agreement of Lease effected December 15, 1995 between Columbia Warehouse Limited Partnership and IGENE Biotechnology, Inc. constituting Exhibit 10.13 to the registrant's report on Form 10-KSB for the year ended December 31, 1995 is incorporated herein by reference.

    10.7 Toll Manufacturing Agreement effective as of June 24, 1997 between Igene Biotechnology, Inc. and Fermic, S.A. de C.V., constituting Exhibit 10.7 to the Registrant's Report on Form 10-KSB for the year ended December 31, 1997, is incorporated herein by reference. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

    21.  Subsidiaries

                None

    27.  Financial Data Schedule


 (b) No reports on Form 8-K were filed during the Fourth Quarter of 1998.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IGENE Biotechnology, Inc. as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

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




                         BERENSON & COMPANY LLP



March 5, 1999
New York, NY

                     IGENE Biotechnology, Inc.
                          Balance Sheet
                        December 31, 1998


ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                 $   364,796
  Inventory                                                     870,260
  Supplies                                                       11,145
  Loan Receivable (note 3)                                      250,783
  Prepaid expenses                                               83,933
                                                            -----------
     TOTAL CURRENT ASSETS                                     1,580,917

OTHER ASSETS
  Property and equipment, net (note 4)                          370,057
  Debt issue costs (note 7)                                     179,956
  Security deposits                                              10,600
                                                            -----------
     TOTAL ASSETS                                           $ 2,141,530
                                                            ===========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses (note 5)            $   228,549
  Debenture interest payable (note 6)                            45,000
                                                           ------------
     TOTAL CURRENT LIABILITIES'                                 273,549

LONG-TERM DEBT
  Notes payable (note 7)                                      6,092,500
  Variable rate subordinated debenture (notes 6 and 7)        1,500,000
  Accrued interest (note 7)                                     364,950
                                                           ------------
     TOTAL LIABILITIES                                        8,230,999
                                                           ------------

COMMITMENTS AND CONTINGENCIES (Notes 11, 12, 14 and 15)

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative, convertible, voting, series A, $.01 par value per share.
  Stated value $14.56 per share.   Authorized 1,312,500 shares;
  issued and outstanding 29,592 shares. Redemption amount
  $430,860 (notes 8 and 9)                                      430,860

STOCKHOLDERS' DEFICIT (notes 8 and 9)
  Common stock -- $.01 par value per share.  Authorized
     250,000,000 shares; issued and outstanding
     21,854,173 shares                                          218,542
  Additional paid-in capital                                 18,738,038
  Deficit                                                   (25,476,909)
                                                           ------------
     TOTAL STOCKHOLDERS' DEFICIT                             (6,520,329)
                                                           ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $  2,141,530
                                                           ============
The accompanying notes are an integral part of the financial statements.


                    IGENE Biotechnology, Inc.
                    Statements of Operations



<CAPTIONS>
                                                   Years ended December 31,
                                                   1998                1997
                                             ---------------     ---------------
Sales                                        $      203,860      $       14,394
Cost of sales                                       809,288               9,963
                                             ---------------     ---------------
    Gross profit (loss)                            (605,428)              4,431
Technology licensing income                          14,235                 ---
                                             ---------------     ---------------
    Net revenue                                    (591,193)              4,431
                                             ---------------     ---------------
Operating expenses:

    Marketing and selling                             9,862               8,741
    Research, development and pilot plant           452,755             521,669
    General and administrative                      502,564             432,842
    Litigation expenses (note 12)                   399,492             658,185
                                             ---------------     ---------------
    Total operating expenses                      1,364,673           1,621,437
                                             ---------------     ---------------
    Operating loss                               (1,955,866)         (1,617,006)

Other income (expenses):

    Income from renegotiation of liabilities            ---              51,204
    Miscellaneous                                    (3,553)              4,283
    Interest expense (net of interest income
	of $74,565 and $2, respectively,
      in 1998 and 1997)                            (540,275)           (326,563)
                                             ---------------     ---------------
    Net Loss                                     (2,499,694)         (1,888,082)

Deficit at beginning of year                    (22,977,215)        (21,089,133)
                                             ---------------     ---------------
Deficit at end of year                       $  (25,476,909)     $  (22,977,215)
                                             ===============     ===============
Net loss per common share (note 10)          $        (0.12)     $        (0.10)
                                             ===============     ===============

The accompanying notes are an integral part of the financial statements.

                                  IGENE Biotechnology, Inc.
                            Statements of Stockholders' Deficit

                                    Redeemable Preferred Stock       Preferred Stock
                                    --------------------------  --------------------------
                                    # shares          Amount    # shares          Amount
                                    ---------       ----------  ---------       ----------
Balance at December 31, 1996          35,842        $ 475,982    187,500        $   1,875

Issuance of common stock in lieu
  of cash of in payment of
  interest on variable rate
  subordinated debenture (note 6)        ---              ---        ---              ---

Issuance of common stock through
  exercise of employee stock options     ---              ---        ---              ---

Cumulative undeclared dividends
  on redeemable preferred stock          ---           21,938        ---              ---

Conversion of redeemable preferred
  stock into common stock             (6,250)         (86,000)       ---              ---

Net loss for 1997                        ---              ---        ---              ---
                                    ---------        ---------  ---------        ---------
Balance at December 31, 1997          29,592          411,920    187,500            1,875

Issuance of common stock in lieu
  of cash in payment of interest on
  subordinated debenture (note 6)        ---              ---        ---              ---

Cumulative undeclared dividends
  on redeemable preferred stock          ---           18,940        ---              ---

Conversion of preferred stock
  into common stock                      ---              ---   (187,500)          (1,875)

Issuance of common stock in lieu of
  cash in payment of legal fees          ---              ---        ---              ---

Exercise of warrants                     ---              ---        ---              ---

Capital contribution - forgiveness of
  interest on promissory notes           ---              ---        ---              ---

Net loss for 1998                        ---              ---        ---              ---
                                    ---------        ---------  ---------        ---------
Balance at December 31, 1998          29,592         $430,860        ---         $    ---
                                    =========        =========  =========        =========


The accompanying notes are an integral part of the financial statements.


                                  IGENE Biotechnology, Inc.
                            Statements of Stockholders' Deficit
                                        (Continued)

                                           Common Stock      Additional                 Total
                                      ---------------------- Paid-in                    Stockholders'
                                      Shares      Amount     Capital      Deficit       Deficit
                                      ----------- ---------- ------------ ------------- -------------
Balance at December 31, 1996          18,631,139  $ 186,311  $17,971,220  $(21,089,133) $ (2,929,727)

Issuance of common stock in lieu of
  cash in payment of interest
  on variable rate subordinated
  debenture (note 6)                      80,000        800      179,200           ---       180,000

Issuance of common stock through
  exercise of employee stock options     482,834      4,829       19,313           ---        24,142

Cumulative undeclared dividends
  on redeemable preferred stock              ---        ---      (21,938)          ---       (21,938)

Conversion of redeemable preferred
  stock into common stock                 12,500        125       85,875           ---        86,000

Net loss for 1997                            ---        ---          ---    (1,888,082)   (1,888,082)
                                      ----------- ---------- ------------ ------------- -------------
Balance at December 31, 1997          19,206,473    192,065   18,233,670   (22,977,215)   (4,549,605)

Issuance of common stock in lieu
  of cash in payment of interest on
  subordinated debenture (note 6)         80,000        800      179,200           ---       180,000

Cumulative undeclared dividends
  on redeemable preferred stock              ---        ---      (18,940)          ---       (18,940)

Conversion of preferred stock
  into common stock                      375,000      3,750       (1,875)          ---           ---

Issuance of common stock in lieu of
  cash in payment of legal fees        2,190,000     21,900      140,100           ---       162,000

Exercise of warrants                       2,700         27          243           ---           270

Capital contribution - forgiveness of
  interest on promissory notes               ---        ---      205,640           ---       205,640

Net loss for 1998                            ---        ---          ---    (2,499,694)   (2,499,694)
                                      ----------- ---------- ------------ ------------- -------------
Balance at December 31, 1998          21,854,173  $ 218,542  $18,738,038  $(25,476,909) $( 6,520,329)
                                      =========== ========== ============ ============= =============


The accompanying notes are an integral part of the financial statements.


                                  IGENE Biotechnology, Inc.
                                  Statements of Cash Flows

                                                         Years ended December 31,
                                                          1998              1997
                                                    --------------    --------------
Cash flows from operating activities:
  Net loss                                          $  (2,499,694)    $  (1,888,082)
  Adjustments to reconcile net loss to net
      Cash used by operating activities:
      Depreciation                                         43,438             7,821
      Amortization of debt issue costs                     31,757               ---
      Loss on sale of assets                                3,553               ---
      Interest on debenture paid
          in shares of common stock                       180,000           180,000
      Legal fees paid in shares of common stock           162,000               ---
      Decrease (increase) in:
          Accounts receivable                              14,494            (4,498)
          Inventory                                      (870,260)              ---
          Prepaid expenses and supplies                   (90,368)            6,068
      Increase (decrease) in:
        Accounts payable and other accrued expenses       294,003           214,338
                                                    --------------    --------------
            Net cash used in operating activities      (2,731,077)       (1,484,353)
                                                    --------------    --------------
Cash flows from investing activities:
  Proceeds from disposal of equipment                      11,482               ---
  Capital expenditures                                   (131,525)         (285,356)
  Repayments from (loan to) contract manufacturer         249,217          (500,000)
                                                    --------------    --------------
           Net cash provided by (used in)
             investing activities                         129,174          (785,356)
                                                    --------------    --------------
Cash flows from financing activities:
      Repayments by stockholders                           28,594               ---
  Proceeds from issuance of common stock                      270            24,142
  Proceeds from rights offering                         1,963,287               ---
  Issuance of other debt                                  950,000         2,228,776
                                                    --------------    --------------
           Net cash provided by financing activities    2,942,151         2,252,918
                                                    --------------    --------------
           Net increase (decrease)in cash
             and cash equivalents                         340,248           (16,791)

Cash and cash equivalents -   beginning of the year        24,548            41,339
                                                    --------------    --------------
Cash and cash equivalents -   end of the year       $     364,796     $      24,548
                                                    ==============    ==============
Supplementary disclosure and cash flow information:
  Cash paid during the year for interest            $         924     $         ---
  Cash paid during the year for income taxes                  ---               ---

Non-cash investing and financing activities:

  During  1998  and  1997, the Company issued  80,000  shares  of common  stock, in each year, in payment of interest on a variable rate subordinated debenture.  If paid in cash, the interest would have  been  payable at 12% during 1998 and 1997, or $180,000  per year.  Shares  may be issued in lieu of cash under the  debenture agreement  at the higher of $2.25 per share or market  price  per
share.   The  stock was issued and related interest was  paid  in
1998  and  1997  at $2.25 per share, or $180,000, in  each  year.
(See also note 6)

                    IGENE Biotechnology, Inc.
                    Statements of Cash Flows
                           (continued)

Non-cash investing and financing activities: (continued)

  During 1998 and 1997 the Company recorded dividends in arrears on 8% redeemable preferred stock at $.64 per share aggregating
$18,940 and $21,938, respectively, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock. (See also note 8)

  During 1997 the Company issued promissory notes to certain directors of the Company in the face amount of $2,365,500. As of December 31, 1997 $2,228,776 had been received in cash proceeds by the Company. $136,724 remained due from certain directors of the Company for these promissory notes as of December 31, 1997.
(See also note 7)

  During  the  year ended December 31, 1998, the  Company  issued
notes   payable   of   $5,000,000  through  a  rights   offering.
Stockholders  purchased  rights, using $1,875,000  in  promissory notes  and $950,000 of demand notes due to the Company, resulting in net cash proceeds of $1,963,287 which is after fees associated with  the  offering  of $211,713. These related  fees  have  been capitalized  as debt issue costs and will be amortized  over  the term  of the debt.  As part of this transaction, the Company also recorded  forgiveness of interest on certain promissory notes  of
$205,640 as additional paid-in capital.

  During  the year ended December 31, 1998, the Company cancelled certain promissory notes payable to, and related amounts due from
a   stockholder  aggregating  $125,000  by  agreement  with   the
stockholder.

  During  the year ended December 31, 1998, the holder of 187,500 shares of preferred stock (par value of $.01 per share or $1,875)
as   to  which  mandatory  redemption  rights  had  been  waived, converted the preferred stock into 375,000 shares of common stock
(par  value  of $0.01 per share or $3,750).  Paid-in capital  and preferred stock have each been reduced by $1,875.

  During the year ended December 31, 1998, the Company satisfied prior years' accounts payable of $10,000 by issuing $10,000 in notes payable.


The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements


(1) Nature of Business

    IGENE Biotechnology, Inc. (The Company) was incorporated under the laws of the State of Maryland on October 27, 1981 as "Industrial Genetics, Inc." The Company changed its name to "IGI Biotechnology, Inc." on August 17, 1983 and to "IGENE Biotechnology, Inc." on April 14, 1986. The Company is located in Columbia, Maryland and is engaged in the business of industrial microbiology and related biotechnologies.

(2) Summary of Significant Accounting Policies

    Cash and cash equivalents

    For purposes of the financial statements, cash equivalents have been combined with cash. The Company considers cash equivalents to be short-term, highly liquid investments that have maturities of less than three months. These include interest bearing money market accounts.

    Inventories

    Inventory, stated at lower of cost, on a first-in first-out basis, or market value, represents AstaXin(R) manufactured and held for sale, as follows:

      Raw materials          $             ---
      Work-in-process                      ---
      Finished goods                   870,260
                             ------------------
      Total inventory        $         870,260
                             ==================

    Inventory has been reduced by approximately $253,000 as of December 31, 1998 to reflect the excess of inventory cost over market value.

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

                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements
                           (continued)


(2) Summary of Significant Accounting Policies (continued)

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

    Interest on Variable Rate Subordinated Debenture

    The Company records interest on its variable rate subordinated debenture (see also note 6) at a level rate of 8% through October 1, 1996 and at 12% thereafter; rather than at the fair-market value of shares which have been issued in lieu of cash payments of interest. This is an estimated average rate based on the Company's plan to continue (as it has since October 1, 1989) to pay interest on the debenture by issuing shares of common stock at the higher of $2.25 per share or the current market value of the Company's shares, as allowed under the terms of the debenture. If the market value of the Company's stock remains below $2.25 per share (during the period from October 1989 through December 1998 its highest price was $1.25) the Company can continue to issue stock in lieu of cash payments at $2.25 per share.

    Accounting for stock based compensation

    The Company applies APB Opinion 25 in accounting for employee stock option plans (note 9). Accordingly, no compensation cost has been recognized in 1998 or 1997. Had compensation cost been determined on the basis of FASB Statement 123, the following changes would have resulted:

                                      1998               1997
                                 --------------	    --------------
    Net loss:
      As reported                $  (2,499,694)     $  (1,888,082)
      Pro forma                     (2,572,480)        (1,888,082)

    Net loss per common share:
      As reported                $        (.12)     $        (.10)
      Pro forma                           (.12)              (.10)


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

                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements
                           (continued)


(3) Loan Receivable

    During 1997, the Company loaned $500,000 to its contract manufacturer of AstaXin(R) for the purchase of manufacturing equipment needed for the production of AstaXin(R). The loan is payable over 23 months and matures November 1999 with interest at 10%. As of December 31, 1998, the balance of $250,783 is classified as a current asset.

(4) Property and Equipment

    Property and equipment are stated at cost and are summarized as follows:

    Laboratory equipment and fixtures                 $  127,433
    Pilot plant equipment and fixtures                    93,228
    Manufacturing equipment                              244,557
    Idle equipment                                        56,150
    Office  furniture and fixtures                        29,335
                                                      -----------
                                                         550,703
    Less  accumulated depreciation                      (180,646)
                                                      -----------
                                                      $  370,057
                                                      ===========

    Idle equipment represents manufacturing equipment, which is not presently needed for production of AstaXin(R). The Company plans to retain the equipment for use when needed due to increased production volume. This equipment is not being depreciated and its cost approximates fair value.

(5) Accounts Payable and Accrued Expenses

    Accounts  payable  and  accrued  expenses  consist   of   the
    following:

    Accounts payable, trade                           $  206,049
    Audit fees                                            22,500
                                                      -----------
                                                      $  228,549
                                                      ===========


(6) Variable Rate Subordinated Debenture

    In July 1988, the Company and a principal holder of the Company's redeemable preferred stock agreed to exchange 187,500 shares of the Company's 8% cumulative convertible preferred stock, Series A for a $1,500,000 variable rate convertible subordinated debenture due 2002, Class A.

    The debenture bears interest at a rate of 8% per annum through September 30, 1996 and thereafter at a rate of 12% per annum. Interest was payable in cash through October 1, 1989. Thereafter, the debenture agreement provides that at the option and at the discretion of the Company, interest may be paid in shares of the Company's common stock at the greater of $2.25 per share or the average market value per share. During 1998 and 1997 the Company issued 80,000 shares, in each year, of its common stock as payment of interest on the debenture. The debenture is convertible into common stock of the Company at any time at the option of the holder at an initial rate of $4 per share of common stock. The debenture is redeemable at the option of the Company at any interest payment date at par value plus accrued interest. Upon maturity of the debenture, the Company, at its option, may repay the remaining principal in shares of 8% cumulative convertible preferred stock, at a rate of $8 per preferred share. Accrued interest of $45,000 through December 31, 1998 is recorded in these financial statements.

                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements
                           (continued)


(7) Notes Payable

    Beginning November 16, 1995 and continuing through May 8, 1997, the Company issued promissory notes to certain directors for aggregate consideration of $1,082,500. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of the Company at prices ranging from $0.05 per share to $0.135 per share, based on the market price of common shares at the issue date. In connection with such issuance, the holders also received warrants for an equivalent number of shares at the equivalent price per share. The warrants expire ten years from the issue of the notes. These notes were originally demand notes, but were modified in February 1998 to mature on March 31, 2003 and bear interest at the prime rate.

    The notes are detailed, by issue date, and by conversion and warrant price, as follows:

                                                  Conversion
                                   Note           Warrant
          Issue Date               Amount         Price/Share
          --------------------     -----------    -----------
          November 16, 1995        $   40,000     $    0.050
          December 22, 1995            60,000          0.050
                                   -----------
          Total issued in 1995        100,000
                                   -----------

          February 14, 1996            70,000          0.100
          March 11, 1996               70,000          0.090
          April 23, 1996               36,000          0.060
          May 9, 1996                  71,000          0.060
          June 7, 1996                 70,000          0.050
          July 24, 1996                90,000          0.115
          September 24, 1996           70,000          0.125
          November 15, 1996            70,000          0.090
          December 11, 1996            70,000          0.090
                                   -----------
          Total issued in 1996        617,000
                                   -----------

          January 14, 1997             70,000          0.070
          February 24, 1997           100,000          0.110
          March 31, 1997               75,000          0.100
          April 3, 1997                24,500          0.100
          May 8, 1997                  80,000          0.135
          May 8, 1997                  16,000          0.135
                                   -----------
          Total issued in 1997        365,500
                                   -----------
          TOTAL                    $1,082,500
                                   ===========

    Beginning June 5, 1997 and continuing through December 5, 1997, the Company issued promissory notes to certain directors and investors for aggregate consideration of $1,875,000. These notes specified that at any time prior to repayment the holder had the right to convert the notes to common stock of the Company at $.10 per share. These notes bore interest at 8% and were due on March 31, 1998. All indebtedness under these notes was repaid and canceled
    through  use  of  proceeds  from  the  Rights  Offering,   as
    described below.

                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements
                           (continued)

(7)  Notes Payable (continued)

    The Company distributed to holders of record on February 13, 1998, transferable rights to subscribe for and purchase 0.54 of a Unit for each share of common share equivalent owned by such holder. Each Unit entitled the holder to receive $0.10 principal amount of 8% Notes due March 31, 2003 and warrants to purchase one share of common stock at an exercise price of $0.10 per share. Common shares or equivalents include:
    Common Stock, Preferred Stock, unexpired warrants, options exercisable, and convertible notes outstanding. The Company raised $5,000,000 through this Rights Offering, which was fully subscribed. Concurrently therewith the Company repaid $1,875,000 in promissory notes. The Rights Offering expired March 31, 1998. In consideration of certain investors agreeing to subscribe to Units such that the Company received at least $2,000,000, the Company issued 20,000,000 additional warrants to these investors, exercisable at $0.10 per share and expiring ten years after issue.

    On January 13, February 2, February 23, March 10, and March 20, 1998 the Company issued non-convertible demand notes to certain directors for an aggregate consideration of $950,000. These loans bore interest at the prime rate and were cancelled and repaid through use of proceeds from the rights offering.

    As of March 31, 1998, the Company's stockholders purchased a total of 50,000,000 Units, including additional Units available to fully subscribing shareholders as a result of unexercised rights of other shareholders, under the terms of the Rights Offering. The Rights Offering period expired March 31, 1998 and has not been extended. The Company's gross proceeds from the Rights Offering were $5,000,000, of which $1,875,000 was used to repay outstanding promissory notes due on March 31, 1998; and $950,000 was used to repay demand promissory notes issued from January 1, 1998 through March 31, 1998 as described above. The Company incurred fees and costs of $211,713 in relation to the Rights
    Offering, resulting in net proceeds after fees and debt repayment of $1,963,287. The Company recorded $5,000,000 in principal of new notes issued to holders of subscribed units, which are payable five years from date of issue and bear interest at 8%. In connection with the Rights Offering, the holders of subscriber Units also received warrants to purchase 50,000,000 shares of common stock expiring ten years from date of issue and exercisable at $.10 per share. The related fees and costs amounting to $211,713 were capitalized as debt issue costs, which are being amortized over the term of the debt, which is 5 years, on the straight-line method.

    As of December 31, 1998, these debt issue costs are shown in the financial statements as follows:

         Debt issue costs                  $   211,713
         Accumulated amortization              (31,757)
                                           ------------
                                           $   179,956
                                           ============

                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements
                           (continued)


(7)  Notes Payable (continued)

Notes Payable are summarized as follows as of December 31, 1998:

                                                               Accrued
                                                Principal      Interest
                                                -------------  -------------
    Long-term notes payable, bearing interest
        at prime, maturing March 31, 2003,
        convertible into common stock           $  1,082,500   $     64,950
    Long-term notes payable, bearing interest
        at 8%, maturing March 31, 2003             5,000,000        300,000
    Note payable to vendor, non-interest
        bearing, maturing December 31, 2000           10,000            ---
                                                -------------  -------------
                                                $  6,092,500   $    364,950
                                                =============  =============

    Combined aggregate amounts of maturities for all long-term borrowings are as follows for each of next five years:

                 Year                   Amount
                 -----               ------------
                 1999                $       ---
                 2000                     10,000
                 2001                        ---
                 2002                  1,500,000
                 2003                  6,082,500


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

    Shares of redeemable preferred stock are redeemable for cash in whole or in part at the option of the Company at any time at the stated value plus accrued and unpaid dividends to the redemption date. Dividends are cumulative and payable quarterly on January 1, April 1, July 1 and October 1, since January 1, 1988. See note 6 relating to exchange of redeemable preferred stock and note 9 relating to conversion of redeemable preferred stock and waiver of redemption privileges. Mandatory redemption is required by October 2002. As of December 31, 1998, cumulative dividends in arrears total $194,124($6.56 per share) and are included in the carrying value of redeemable preferred stock.

                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements
                           (continued)

(9) Stockholders' Equity

    Options

    In November of 1997 the stockholders approved the 1997 Stock Option Plan which succeeds the Company's 1986 Stock Option Plan, as amended. All outstanding, unexercised options granted under the 1986 Plan remain outstanding with unchanged terms. The number of shares issuable under the 1997 Plan is 20,000,000, and the number issuable under the 1986 Plan was 2,000,000.

    The   following   is  a  summary  of  options   granted   and
    outstanding under the plans as of December 31, 1998 and 1997:

                                         1998                    1997
                                 ----------------------  ----------------------
                                             Weighted                Weighted
                                             Average                 Average
                                             Exercise                Exercise
                                 Number      Price       Number      Price
                                 ----------  ----------  ----------  ----------
    Options outstanding
    and exercisable,
    beginning of year            1,670,750       $.050   2,153,584       $.050

    Options granted              4,947,719       $.099         ---         ---

    Options exercised                  ---         ---    (482,834)      $.050

    Options forfeited,
    or withdrawn with
    consent of holders            (290,584)      $.055         ---         ---

    Options expired                    ---         ---         ---         ---
                                 ----------  ----------  ----------  ----------
    Options outstanding
    and exercisable,
    end of year                  6,327,885       $.077   1,670,750       $.050
                                 ==========  ==========  ==========  ==========


    On April 17, 1996 the Company decreased the exercise price of outstanding, previously granted employee stock options issued through March 9, 1995 to $.05 per share, which was the then current fair market value.

    Warrants

    During 1997, the Company issued 20,000,000 warrants to purchase common stock at $.10 per share to certain investors who guaranteed subscriptions of at least $2,000,000 in the Company's Rights Offering of February 1998. These warrants expire at various dates from June 5 through December 5, 2004.

                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements
                           (continued)


(9) Stockholders' Equity (continued)

    During 1998, the Company issued 50,000,000 warrants to purchase common stock at $.10 per share to investors who exercised rights in the rights offering of February 1998, in connection with the issuance of $5,000,000 in debt. These warrants expire on March 31, 2003. During 1998, 2,700 of these warrants were exercised, and 49,997,300 remain outstanding as of December 31, 1998.

    During 1998, the Company also issued 4,000,000 warrants, at $.10 per share to its Chairman of the Board; and 9,500,000 warrants at $.10 per share to certain directors who were the holders of $950,000 in demand notes issued during 1998.

    The following table summarizes warrants issued, outstanding and exercisable:


                             As of December 31,
                      --------------------------------
                         1998                 1997
                      -----------          -----------
    Issued            100,964,877           37,464,877
    Outstanding       100,962,177           37,464,877
    Exercisable       100,962,177           37,464,877


    Common Stock

    At December 31, 1998, 100,962,177 shares of authorized but unissued common stock were reserved for exercise of outstanding warrants, 21,410,166 shares of authorized but unissued common stock were reserved for exercise pursuant to the 1986 and 1997 Stock Option Plans, 59,184 shares of authorized but unissued common stock were reserved for issuance upon conversion of the Company's outstanding preferred stock, 220,000 shares of authorized but unissued common stock were reserved for issuance in lieu of payment of interest on the variable rate subordinated debenture, 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the variable rate subordinated debenture and 13,174,477 shares of authorized but unissued stock were reserved for issuance upon conversion of outstanding convertible notes.

    Preferred Stock

    In May 1988, the Company and a holder of its redeemable preferred stock entered into an agreement under which the mandatory redemption rights referred to in note 8 were waived as to 187,500 shares of the preferred stock. These shares are subject to redemption at the option of the Company under provisions governing the preferred stock which permit the Company to redeem such stock at any time. During 1998, the holder of the redeemable preferred stock as to which mandatory redemption rights were waived, as described above, converted the 187,500 shares of such stock into 375,000 shares of common stock of the Company.

    During  1997 holders of redeemable preferred stock  converted
    6,250 shares of preferred stock into 12,500 shares of common stock of the Company.

    At   December  31,  1998,  cumulative  dividends  in  arrears
    totaled $194,124 ($6.56 per share) and were included in the aggregate involuntary liquidation value of the preferred stock.

    At December 31, 1998, 187,500 shares of authorized but unissued preferred stock were reserved for issuance upon maturity of the variable rate subordinated debenture.

                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements
                           (continued)

(10)Net Loss Per Common Share

    Net loss per common share for 1998 and 1997 is based on 20,672,092 and 18,870,314 weighted average shares, respectively. For purposes of computing net loss per common share, the amount of net loss has been increased by dividends declared and cumulative undeclared dividends in arrears on preferred stock.

    Common Stock equivalents, including: options, warrants, convertible debt, convertible preferred stock, and exercisable rights have not been included in the computation of earnings per share in 1998 and 1997 because to do so would have been anti-dilutive. However, these common stock equivalents could have potentially dilutive effects in the future (see also notes 6, 7, 8 and 9).

(11)  Commitments

    The Company is obligated for office and laboratory facilities and other rentals under separate operating lease agreements, which expire in 2001. The basic annual rentals are expected to be approximately $73,000 under such leases. Annual rent expense relating to the leases for the years ended December 31, 1998 and 1997 approximated $67,000 in each year.

    Future minimum rental payments, in the aggregate and for each of the next five years are as follows:

                 Year                  Amount
                 -----            ---------------
                 1999             $       59,360
                 2000                     59,360
                 2001                      4,947
                 2002                        ---
                 2003                        ---
                                  ---------------

                                  $      123,667
                                  ===============

     On   July  3,  1997,  the  Company  signed  a  non-exclusive
     manufacturing agreement with Fermic, S.A. de C.V. ("Fermic"), of Mexico City, Mexico, for the production of AstaXin(R). The Fermic contract provides that the manufacturer has a non-exclusive right to produce AstaXin(R) and is paid a fixed monthly fee, which is based on manufacturing capacity. Fermic provides equipment and facilities necessary to manufacture and store the product and is responsible for purchasing raw materials. The Company is responsible for sales efforts and for ensuring the quality of the pigment. The Company also has a role in ensuring that the manufacturing process works effectively. The term of the contract has been extended on a month-to-month basis through December 31, 1999, and it is anticipated that it will continue to be extended beyond that date. The Company intends to modify its fee arrangement with the manufacturer in the near future so that fees will be based on quantity of product produced.

                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements
                           (continued)


(12)Contingencies

    In May 1995, the Company signed a non-exclusive licensing agreement with Archer Daniels Midland Company (ADM) for the manufacture and sale of AstaXin(R). On February 29, 1996 ADM informed the Company that it had decided not to utilize the technology and requested that the Company return approximately $250,000 in payments under the License Agreement. The Company maintains that ADM is not entitled to the payments and that additional monies are owed to the Company. On July 21, 1997, ADM filed suit against the Company in the U.S. District Court in Greenbelt, Maryland alleging patent infringement and requesting a preliminary injunction against the Company to cease the manufacture and sale of AstaXin(R). ADM's request for injunctive relief was denied. On August 4, 1997, the Company filed a $300,450,000 contract and trade secrets lawsuit in U.S. District Court in Baltimore, Maryland against ADM, alleging theft of trade secrets. The Company is also claiming breach of contract, in regards to the licensing agreement entered into by the Company and ADM in 1995. The Company contends that it complied with all material terms of this agreement. The Company's claim was re-asserted as a counterclaim against ADM and the two cases were joined in the District Court in Baltimore, Maryland on August 24, 1997. On September 10, 1997 the District Court denied ADM's request for preliminary injunction on the basis that ADM could not demonstrate a likelihood of success on the merits of its case. During 1998, a stay was imposed on both parties by the court while a court-appointed expert analyzes the Company's and ADM's yeast products. It is management's contention that it is not probable that this dispute will result in an unfavorable outcome. Accordingly, no liability has been reflected in the accompanying balance sheet. The Company had expenses of $399,492 and $658,185, respectively, in 1998 and 1997 relating to this litigation, which is on-going.

(13)Income Taxes

    At December 31, 1998, the Company has federal and state net operating loss carry-forwards of approximately $22,350,000 that expire at various dates from 1999 through 2013. The recorded deferred tax asset, representing the expected benefit from the future realization of the net operating losses,  net  of the valuation allowance, was $-0-  for  1998 and 1997.

    The sources of the deferred tax asset are approximately as follows:

       Net operating loss carry-forward benefit    $ 8,940,000
       Valuation allowance                          (8,940,000)
                                                   ------------
       Deferred tax asset, net                     $       ---
                                                   ============

(14)  Uncertainty

    The Company has incurred net losses in each year of its existence, aggregating approximately $25,500,000 from inception to December 31, 1998 and its liabilities and redeemable preferred stock exceeded its assets by approximately $6,520,000 at that date. These factors indicate that the Company will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

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

    The  Company  began manufacturing AstaXin(R) during 1998. The
    Company believes this technology to be highly marketable.

                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements
                           (continued)


(14)Uncertainty (continued)

    To  increase  working capital, the Company  issued  a  rights offering in February 1998, and modified the maturity of convertible promissory notes. The Company will also encourage the holders of convertible promissory notes to convert them into common stock.

(15)Nature of Risks and Concentrations

    The Company derived 93% of its revenue during 1998 from sales of the product, AstaXin(R), 98% of which sales were to one foreign distributor, located in Mexico. All of the Company's manufacturing operations for AstaXin(R) are conducted in a single manufacturing facility in Mexico City, Mexico.

    All of the preceding concentrations subject the Company to certain risks. For example, it is considered at least reasonably possible that any particular customer, distributor, product line, or provider of services or facilities may be lost in the near term. It is also considered at least reasonably possible that operations located outside the United States may be disrupted in the near term. However, the Company has at present no information that would lead it to believe that it will lose its principal distributor, product, or its contracted manufacturer; or that its operations in Mexico City will be disrupted.

(16)Simple Retirement Plan

    Effective January 1, 1997, the Company adopted a Simple Retirement Plan under Internal Revenue Code Section 408(p). The Plan is a defined contribution plan, which covers all of the Company's employees who receive at least $5,000 of compensation for the preceding year. The Plan permits elective employee contributions. The Company makes a nonelective contribution of 2% of each eligible employee's compensation for each year. The Company's contributions to The Plan for 1998 and 1997 were $6,979 and $5,483, respectively, which are expensed in the 1998 and 1997 statements of operations.

 (17) Subsequent Events

    On January 18, 1999 certain directors and other stockholders of the Company committed to provide up to $750,000 in additional funding to the Company. In return, the investors will be issued up to 12,500,000 in new shares of common stock at $.06 per share, which was the market price of the stock on that date. These investors will also receive 12,500,000 warrants to purchase common stock at $.06 per share expiring in 10 years. The monies will be used to fund continued operations of the Company and projected legal expenses associated with the ADM litigation. Of this commitment, $250,000 was received by the Company as of the date of this report.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Columbia, Howard County, State of Maryland on March 31, 1999.


                              IGENE Biotechnology, Inc.


Date:  April  13, 1999     By: /s/ Stephen F. Hiu, President
                               --------------------------------


                           By: /s/ Melissa M. Stump, Controller
                               --------------------------------


Pursuant to the requirements of the Securities Act of 1933, this report is to be signed below by the following persons in the capacities indicated.


Signature                     Title                      Date

  /s/  Joseph C. Abeles       Director                   April 13, 1999
--------------------------
      (Joseph C. Abeles)


  /s/  John A. Cenerazzo      Director                   April 13, 1999
--------------------------
      (John A. Cenerazzo)


  /s/  Stephen F. Hiu         Director, President,       April 13, 1999
--------------------------
      (Stephen F. Hiu)        and Acting Treasurer
                              Chief Financial Officer,
                              and Chief Accounting
                              Officer


  /s/ Thomas  L. Kempner      Vice Chairman of Board     April 13, 1999
--------------------------
      (Thomas L. Kempner)


  /s/ Michael G. Kimelman     Chairman of the Board      April 13, 1999
--------------------------    of Directors
      (Michael G. Kimelman)


  /s/  Sidney R. Knafel       Director                   April 13, 1999
--------------------------
      (Sidney R. Knafel)


  /s/  Patrick F. Monahan     Director and Secretary     April 13, 1999
--------------------------
      (Patrick F. Monahan)

/DOCUMENT>