Form 10QSB
period 1999-03-31
IGENE BIOTECHNOLOGY INC
filed 1999-05-14
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 10549
                             FORM 10-QSB





[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1999

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

Yes       x              No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
31,094,207 as of May 1, 1999.

Transitional Small Business Disclosure Format (check one):

Yes                      No        x

                             FORM 10-QSB
                      IGENE Biotechnology, Inc.


                                INDEX



PART I    -    FINANCIAL INFORMATION
                                                                Page

          Balance Sheets                                         5-6

          Statement of Operations                                  7

          Statements of Stockholder's Deficit                    8-9

          Statements of Cash Flows                             10-11

          Notes to Financial Statements                        12-13

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  14-16

PART II   -    OTHER INFORMATION                                  17

SIGNATURES                                                        18

                              -Page 2-

                      IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

               OF THE SECURITIES EXCHANGE ACT OF 1934

                               PART I

                        FINANCIAL INFORMATION

                              -Page 4-

                      IGENE Biotechnology, Inc.
                           Balance Sheets


                                            March 31,     March 31,  December 31,
                                                1999          1998          1998
                                          -----------   -----------  ------------
                                          (Unaudited)   (Unaudited)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents               $    68,989   $    59,896  $    364,796
  Accounts receivable                           6,887        14,494           ---
  Inventory                                   870,260       192,522       870,260
  Supplies                                     11,145         4,710        11,145
  Prepaid expenses                            211,255       201,321        83,933
  Due from stockholders                           ---     2,615,000           ---
  Loan receivable                             250,783       255,500       250,783
                                          -----------   -----------  ------------
     TOTAL CURRENT ASSETS                   1,419,319     3,343,443     1,580,917

OTHER ASSETS
  Property and equipment, net                 358,386       287,847       370,057
  Loan receivable, net of current portion         ---       184,003           ---
  Debt issue costs                            169,370       285,000       179,956
  Security deposits                            10,600        10,600        10,600
                                          -----------   -----------  ------------
     TOTAL ASSETS                         $ 1,957,675   $ 4,110,893   $ 2,141,530
                                          ===========   ===========  ============

The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc.
                         Balance Sheets
                           (Continued)
                                                March 31,     March 31,  December 31,
                                                    1999          1998          1998
                                              -----------   -----------  ------------
                                              (Unaudited)   (Unaudited)
LIABILITIES, REDEEMABLE PREFERED STOCK
  AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable and accrued expenses       $   141,507   $   686,495   $   228,549
  Debenture interest payable                       90,000        90,000        45,000
  Demand notes payable                                ---       475,000           ---
  Promissory notes payable                            ---           ---           ---
                                              -----------   -----------  ------------
     TOTAL CURRENT LIABILITIES                    231,507     1,251,495       273,549

LONG-TERM DEBT
  Promissory notes payable                      6,092,500     6,082,500     6,092,500
  Variable rate subordinated debenture          1,500,000     1,500,000     1,500,000
  Accrued interest                                486,600           ---       364,950
                                              -----------   -----------  ------------
     TOTAL LIABILITIES                          8,310,607     8,833,995     8,230,999
                                              -----------   -----------  ------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred
     stock, 8% cumulative, convertible,
     voting, series A, $.01 par value per
     share. Redemption value $14.72, $14.08,
     and $14.56, respectively. Authorized
     1,312,500 shares, issued 29,592 shares       435,594       416,655       430,860
                                              -----------   -----------  ------------
STOCKHOLDERS' DEFICIT
  Preferred stock, $.01 par value per share,
     8% cumulative, convertible, voting,
     series A.  Authorized, issued and
     outstanding 187,500 shares
     (aggregate Involuntary liquidation
     value of $2,640,000 at March 31, 1998.           ---         1,875           ---
  Common stock, $.01 par value per share.
     Authorized, 250,000,000 shares; issued
     and outstanding 26,887,540, 19,211,473,
     and 21,854,173 shares, respectively.         268,875       192,115       218,542
  Additional paid-in capital                   18,982,720    18,434,775    18,738,038
  Deficit                                     (26,040,121)  (23,768,522)  (25,476,909)
                                              -----------   -----------   -----------
     TOTAL STOCKHOLDERS' DEFICIT               (6,788,526)   (5,139,757)   (6,520,329)
                                              -----------   -----------   -----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS'  DEFICIT                 $ 1,957,675   $ 4,110,893   $ 2,141,530
                                              ===========   ===========   ===========

The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc.
                    Statements of Operations
                           (Unaudited)

                                                   Three months ended
                                               -------------------------
                                                March 31,      March 31,
                                                    1999           1998
                                               ----------     ----------
Sales                                          $     ---      $     ---
Cost of sales                                     20,436        298,799
                                               ----------     ----------
  Gross profit (loss)                            (20,436)      (298,799)
                                               ----------     ----------
Technology licensing income                        1,167            ---
                                               ----------     ----------
  Net revenue                                    (19,269)      (298,799)
                                               ==========     ==========
Operating expenses:

  Marketing and selling                            6,450            389
  Research, development and pilot plant          100,298        133,202
  General and administrative                      90,811        135,700
  Litigation expenses                            175,737        160,962
                                               ----------     ----------
     Total operating expenses                    373,296        430,253
                                               ----------     ----------
     Operating loss                             (392,565)      (729,052)
                                               ----------     ----------
Other income (expense)

  Interest expense (net of interest income
     of $6,672 and $11,503)                     (170,647)       (62,255)
                                               ----------     ----------
     Net loss                                  $(563,212)     $(791,307)
                                               ==========     ==========
     Net loss per common share                 $   (0.02)     $   (0.04)
                                               ==========     ==========

The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc.
               Statements of Stockholders' Deficit
                           (Unaudited)
                                       Redeemable Preferred Stock       Preferred Stock
                                       --------------------------     --------------------
                                         # shares      Amount         # shares     Amount
                                         ---------    ---------       ---------  ---------
Balance at December 31, 1997                29,592    $ 411,920         187,500  $   1,875

Cumulative undeclared dividends
  on redeemable preferred stock                ---        4,735             ---        ---

Issuance of common stock through
  exercise of employee stock options           ---          ---             ---        ---

Capital contribution-
  forgiveness of interest
  on promissory notes                          ---          ---             ---        ---

Net loss for quarter ended
  March 31 1998                                ---          ---             ---        ---
                                         ---------    ---------       ---------  ---------
Balance at March, 1998                      29,592    $ 416,655         187,500  $   1,875
                                         =========    =========       =========  =========

Balance at December 31, 1998                29,592    $ 430,860             ---  $     ---

Cumulative undeclared dividends
  on redeemable preferred stock                ---        4,734             ---        ---

Issuance of common stock in lieu of
  cash in payment of legal fees                ---          ---             ---        ---

Issuance of shares of common stock
  pursuant to direct purchase of shares
  by certain directors and other
  accredited investors (note 3)                ---          ---             ---        ---

Net loss for quarter ended
  March 31, 1999                               ---          ---             ---        ---
                                         ---------    ---------       ---------  ---------
Balance at March 31, 1999                   29,592    $ 435,594             ---  $     ---
                                         =========    =========       =========  =========

The accompanying notes are an integral part of the financial statements.

                     IGENE Biotechnology, Inc.
               Statements of Stockholders' Deficit
                      (Unaudited-Continued)



                                             Common Stock         Additional                  Total
                                        -----------------------   Paid-in                     Stockholders'
                                        # shares      Amount      Capital      Deficit        Deficit
                                        ----------    ---------   -----------  -------------  -------------
Balance at December 31, 1997            19,206,473    $ 192,065   $18,233,670  $(22,977,215)  $ (4,549,605)

Cumulative undeclared dividends
  on redeemable preferred stock                ---          ---        (4,735)          ---         (4,735)

 Issuance of common stock through
  exercise of employee stock options         5,000           50           200           ---            250

Capital contribution -
  forgiveness of interest
  on promissory notes                          ---          ---       205,640           ---        205,640

Net loss for quarter ended
  March 31, 1998                               ---          ---           ---      (791,307)      (791,307)
                                        ----------    ---------   -----------  -------------  -------------
Balance at March 31, 1998               19,211,473    $ 192,115   $18,434,775  $(23,768,522)  $ (5,139,757)
                                        ==========    =========   ===========  =============  =============

Balance at December 31, 1998            21,854,173    $ 218,542   $18,738,038  $(25,476,909)  $ (6,520,329)

Cumulative undeclared dividends
  on redeemable preferred stock                ---          ---        (4,734)          ---         (4,734)

Issuance of common stock in lieu of
  cash in payment of legal fees            866,667        8,666        41,083           ---         49,749

Issuance of shares of common stock
  pursuant to direct purchase of shares
  by certain directors and other
  accredited investors (note 3)          4,166,700       41,667       208,333           ---        250,000

Net loss for quarter ended
  March 31, 1999                               ---          ---           ---      (563,212)      (563,212)
                                        ----------    ---------   -----------  -------------  -------------
Balance at March 31, 1999               26,887,540    $ 268,875   $18,982,720  $(26,040,121)  $ (6,788,526)
                                        ==========    =========   ===========  =============  =============

The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc.
                    Statements of Cash Flows
                           (Unaudited)

                                                                        Three months ended
                                                                   ---------------------------
                                                                     March 31,       March 31,
                                                                         1999            1998
                                                                   -----------       ---------
Cash flows from operating activities:
   Net loss                                                        $ (563,212)     $ (791,307)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation                                                      14,247           9,503
     Amortization                                                      10,586             ---
     Interest on debenture paid in shares of common stock              45,000          45,000
     Decrease (increase) in:
       Accounts receivable                                             (6,887)            ---
       Inventory                                                          ---        (192,522)
       Prepaid expenses and other current assets                      (97,574)       (201,321)
     Increase (decrease) in:
       Accounts payable and accrued expenses                           54,609         126,998
                                                                   -----------     -----------
       Net cash used in operating activities                         (543,231)     (1,003,649)
                                                                   -----------     -----------
Cash flows from investing activities:
   Proceeds from disposal of equipment                                    460             ---
   Capital expenditures                                                (3,036)           (344)
                                                                   -----------     -----------
       Net cash provided by investing activities                       (2,576)           (344)
                                                                   -----------     -----------
Cash flows from financing activities:
   Advances to stockholders                                               ---          28,594
   Proceeds from issuance of common stock                             250,000             250
   Issuance of demand notes                                               ---         950,000
   Repayment of demand notes                                              ---          60,497
                                                                   -----------     -----------
       Net cash provided by financing activities                      250,000       1,039,341
                                                                   -----------     -----------
       Net increase (decrease) in cash and cash equivalents          (295,807)         35,348

       Cash and cash equivalents at beginning of period               364,796          24,548
                                                                   -----------     -----------
                                                                   $   68,989      $   59,896
                                                                   ===========     ===========
Supplementary disclosure and cash flow information:
   Cash paid during the period for interest                        $       84      $       26
   Cash paid during the period for income taxes                           ---             ---


The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc.
                    Statements of Cash Flows
                     (Unaudited - Continued)


Noncash investing and financing activities:

During the three months ended March 31, 1999 and 1998, the Company recorded dividends in arrears on 8% redeemable preferred stock at $.16 per share aggregating $4,735 in each year, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

During the three months ended March 31, 1998, the Company issued notes payable of $5,000,000 through a rights offering. Stockholders purchased rights, using $1,875,000 in promissory notes and $475,000 of demand notes. Net proceeds due from the transfer agent and shareholders of $2,615,000, which is after transfer agent fees of $35,000, are included as a receivable at March 31, 1998 and were received in April 1998. Transfer agent fees of $35,000 and legal fees of $250,000 which have been accrued as of March 31, 1998, have been capitalized as deferred debt issue costs.

During the three months ended March 31, 1998, the Company cancelled certain promissory notes and the related amounts due from stockholders of $125,000 by agreement with the stockholder.

During the three months ended March 31, 1999, the Company satisfied accounts payable of $20,000 and advances for legal retainers of $29,749 by issuing 866,667 shares of common stock to counsel in its on-going litigation.


The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements


(1)  Unaudited financial statements

     The financial statements presented herein as of March 31, 1999 and 1998 and for the three month periods then ended are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

(2)  Inventories

     Inventory, stated at lower of cost, on a first-in first-out basis, or market value, represents AstaXin(R) manufactured and held for sale as of March 31, 1999 as follows:

          Raw materials            $         ---
          Work-in-process                    ---
          Finished goods                 870,260

               Total inventory     $     870,260

(3)  Stockholders' Equity (Deficit)

     At  March  31,  1998 and 1997,  59,184 and  434,104  shares, respectively, of authorized but unissued common  stock  were
     reserved   for  issue  upon  conversion  of  the   Company's
     outstanding preferred stock.

     As  of  March  31,  1998  and  1999,  21,410,166  shares  of authorized  but  unissued  common stock  were  reserved  for exercise of options pursuant to the Company's 1997 and  1986
     Stock Option Plans.

     As  of  March 31, 1999 and 1998, 320,000 and 400,000 shares, respectively, of authorized but unissued common stock were reserved for issuance upon reinvestment of interest on the variable rate subordinated debenture and 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the variable rate subordinated debenture.

     As  of  March  31  1999 and 1998, 13,174,477 and  12,876,082
     shares, respectively, of common stock were reserved for the conversion of outstanding convertible promissory notes held by directors of the Company.

     As  of  March 31, 1999 and 1998, 113,462,177 and  87,464,878
     shares,  respectively,  of authorized  but  unissued  common
     stock   were   reserved  for  the  exercise  of  outstanding
     warrants.

     On January 25, 1998 the Company issued to certain directors and other accredited investors 4,166,667 new shares of common stock at $.06 per share, or $250,000, which was the current market price of the stock. These directors and investors have also purchased, for an additional $250,000, on April 25, 1999, 4,166,667 additional shares at $.06 per share. They have also committed to purchase $250,000 of common stock on July 25, 1999 at $.06 per share. The total of funding to be received in this transaction is $750,000, and a total of 12,500,000 shares will be issued at $.06 per share. In return for committing to this funding, these investors also received warrants to purchase common stock at $.06 per share, expiring in 10 years. The funds will be used to continue operations of the Company and fund projected legal expenses associated with the on-going litigation with Archer-Daniels Midland, Inc. (ADM).


                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements
                           (Continued)

(4)  Net loss per common share

     Net loss per common share for the three-month periods ended March 31, 1999 and 1998 is based on 25,322,345 and
     19,210,417, weighted average shares, respectively. For purposes of computing net loss per common share, the amount of net loss has been increased by dividends declared and cumulative undeclared dividends in arrears on preferred stock.

(5)  Contingencies

     In May 1995, the Company signed a non-exclusive licensing agreement with ADM for the manufacture and sale of AstaXin(R). On February 29, 1996 ADM informed the Company that it had decided not to utilize the Technology and requested that the Company return approximately $250,000 in payments under the licensing agreement. The Company maintains that ADM is not entitled to the return of payments and that additional monies are owed to the
     Company. On July 21, 1997, ADM filed suit against the Company in the U.S. District Court in Greenbelt, Maryland alleging patent infringement and requesting a preliminary injunction against the Company to cease the use of its astaxanthin manufacturing process. On August 4, 1997, the Company filed a $300,450,000 contract and trade secrets lawsuit in U.S. District Court in Baltimore, Maryland against ADM, alleging theft of trade secrets. The Company is also claiming breach of contract, in regards to the licensing agreement entered into by the Company and ADM in 1995. The Company contends that it complied with all material terms of this agreement. The Company's claim was re-asserted as a counter-claim against ADM and the two cases were joined in the District Court in Baltimore, Maryland on August 24, 1997. On September 10, 1997 the District Court denied ADM's request for a preliminary injunction on the basis that ADM could not demonstrate a likelihood of success on the merits of its case. During 1998 and until this report date, a stay has been imposed on both the Company and ADM by the court while a court-appointed expert analyzes the yeast products of both parties. It is management's contention that it is not probable that this dispute will result in an unfavorable outcome. Accordingly, no liability has been reflected in the accompanying balance sheet. The Company had expenses of $175,737 and $160,962, respectively, in the quarters ended March 31, 1999 and 1998 relating to this litigation, which is on-going.

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

Results of Operations

During the quarters ended march 31, 1999 and 1998, the Company had no sales of AstaXin(R). During 1998, the Company had $203,860 of sales of AstaXin(R). The Company is presently engaged in discussions with many potential purchasers of AstaXin(R), and expects to achieve additional sales in the near future. However, there can be no assurance that any such sales will occur or that they will be material.

During the quarter ended March 31, 1999, the Company implemented certain improvements in the production process for AstaXin(R). During this period, no additional product was produced. Cost of sales of $20,436 represent indirect production costs incurred. Cost of sales decreased $278,363, or 93% due to the halt in production during the quarter ended March 31, 1999. Production was resumed in April for one month to test the improvements in production, but has since been stopped again. Production will be resumed on an as-needed basis to meet inventory needs from potential product sales. Such future production costs are expected to be funded by sales. However, there can be no assurance that such sales will occur or that they will be material.

During the quarter ended March 31, 1998, the Company began commercial production of AstaXin(R), its astaxanthin pigment product. The Company produces the product through the use of a contract manufacturer in Mexico, Fermic, S.A. de C.V. (Fermic). Direct and indirect production costs totaled $491,321, of which $192,522 was capitalized as inventory, stated at the lower of cost or market basis. The remaining $298,799 has been expensed as cost of goods sold. Initial production runs were inefficient as to production time and product waste. These inefficiencies have since been corrected, and are expected to result in production costs on a potentially profitable basis in the near future. However, there can be no assurance that such profitable operations will occur or that they will be material.

Technology licensing income for the quarter ended March 31,  1999
resulted   from   royalties   for   ClandoSan(R),  the  Company's
nematacide soil treatment product. No royalties on ClandoSan(R) were earned during the quarter ended March 31, 1998.

Marketing and selling costs of $6,450 and $389 for the quarter ended March 31, 1999 and 1998, which is an increase of $6,062 or 1,559%, represent marketing efforts for AstaXin(R). These costs are expected to increase in the near future as the Company implements its marketing program for AstaXin(R). These costs are expected to be funded by sales. However, there can be no assurance that such sales will occur, or that they will be material.


                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)


Results of Operations (continued)

Research and development and pilot plant expenses were $100,298 and $133,202, respectively for the quarters ended March 31, 1999 and 1998, a decrease of $32,904 or 25%. This decrease is caused by additional field studies and analytical testing of AstaXin(R) during 1998. These costs are expected to continue at levels similar to the quarter ended March 31, 1999 as the Company continues research relating to improving production of AstaXin(R) and research and development of other future products. These costs are expected to be funded by sales. However, there can be no assurance that such sales will occur, or that they will be material.

General and administrative expenses for the quarter ended March 31, 1999 decreased $44,889 or 33%. This savings primarily results from the Company's operating without a designated CEO since mid-1998 (the Company's Board of Directors as a group presently performs the functions of CEO). General and administrative expenses are expected to continue at levels similar to the quarter ended March 31, 1999, and are expected to be funded by sales. However, there can be no assurance that such sales will occur, or that they will be material.

Litigation expenses of $175,737 and $160,962 during the quarters ended March 31, 1999 and 1998 represent the Company's expenses associated with its defense of the suit by Archer Daniels Midland, Inc. (ADM) and the Company's counter-suit. Management expects to recover legal expenses through damage awards and preservation of the commercial product rights associated with AstaXin(R). However, there can be no assurance that the Company will receive damage awards or that its rights will be preserved. The Company estimates that the cost of this litigation will continue based on management's continuing assessments of the potential costs and benefits of its litigation strategies and alternatives. These expenses are expected to be funded by additional funding from directors and other investors. At the present time, a range of reasonably possible loss from this litigation cannot be estimated.

Net  interest expense was $170,647 and $62,255,  respectively for the quarters ended March 31, 1999 and 1998, an increase of $108,392 or 174%. This increase is the result of the Company's additional financing from notes from stockholders in 1997 and debt issued in its rights offering during 1998. It is expected that note holders will convert convertible debt into common stock and that the Company will pay off other debt, or that it will be used to exercise outstanding warrants, when and if the company achieves profitable operations. However, there can be no assurance that such sales will occur, or that they will be material.

As a result of the foregoing the Company reported net losses of $563,212 and $791,307, respectively, for the quarters ended March 31, 1999 and 1998, which is a decreased loss of $228,095 or 27%. This is a loss of $0.02 and $0.04 per share, respectively, in 1999 and 1998. The weighted average number of shares of common stock outstanding of 25,322,345 and 19,210,417, respectively, for the quarter ended March 31, 1999 and 1998 has increased by 6,111,928 shares. This resulted from the issuance of 80,000 shares in 1998 in payment of interest on a subordinated debenture, the conversion of 187,500 shares of preferred stock into 375,000 shares of common stock in payment of legal fees during 1998 and 1999, and the issue of 4,166,700 shares of common stock to directors and other accredited investors for cash at $.06 per share, or $250,000, in the quarter ended March 31, 1999.

Financial Position

During the quarters ended March 31, 1999 and 1998 the following materially affected the Company's financial position:

The Company  began production of AstaXin(R) in January  of  1998,
capitalizing  inventory  of  $192,522  as  of  March  31,   1998.
Inventory increased $677,738 to $870,260 as of March 31, 1999.

                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)

Financial Position (continued)

The Company paid an advance of $200,000 to its attorneys during the quarter ended March 31, 1998, which was later drawn against costs of on-going litigation. This amount was included in prepaid expenses as of March 31, 1998. Such advances to litigation counsel amounted to $182,647 as of March 31, 1999.

The Company was due $2,615,000, which is included as a receivable as of March 31, 1998, from its transfer agent and certain stockholders representing the net proceeds of the Company's Rights Offering of February 13, 1998, which closed on March 31, 1998. All amounts due were received in April 1998. The Company issued long-term promissory notes aggregating $5,000,000 which mature March 31, 2003 and warrants to purchase 50,000,000 shares of common stock at $0.10 per share expiring March 31, 2008 in association with the Rights Offering. $2,000,000 of short-term promissory notes and $475,000 of demand notes were repaid through exercise of Rights in this offering, and $285,000 of deferred debt issuance were capitalized.

During  the  quarter  ended March 31,  1998  the  Company  issued
$950,000 in demand notes to certain directors.

In December 1988, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvement in cash flow. Unpaid dividends cumulate for future payment or increase the liquidation preference or redemption value of the preferred stock. As of March 31 1999 and 1998, total dividends in arrears on the Company's preferred stock was $198,858 and $1,319,919, respectively, of which $198,858 ($6.72 per share) and $179,919
($6.08 per share), respectively, was included in the carrying value of the redeemable preferred stock and $-0- and $1,140,000, respectively, was included in the liquidation preference of preferred stock. This reduction of dividends in arrears results from the conversion, in September 1998, of 187,500 shares of limited redemption preferred stock into 375,000 shares of common stock.

Liquidity and Capital Resources

Historically the Company has been funded primarily by equity contributions, and loans from stockholders. As of March 31, 1999 and 1998 the Company had working capital of $1,187,812 and $2,091,948, respectively. Working capital increased by $4,205,522 during the quarter ended March 31, 1998 due primarily to net proceeds receivable from the Company's Rights Offering of $2,365,000 and the restructuring of $2,000,000 in short-term debt to long-term maturity through the Rights Offering. The Company had cash and cash equivalents of $68,989 and $59,896, respectively, as of March 31, 1999 and 1998.

Cash used by operations in the quarters ended March 31, 1999  and
1998  amounted  to  $543,231 and $1,003,649, respectively.    The
decrease  of  $460,418  results  primarily  from  the   halt   in
production during the quarter ended March 31, 1999.

Cash  used  by investing activities for the quarters ended  March
31, 1999 and 1998 amounted to $2,576 and $334, respectively, an increase of $2,232, representing a slight increase in capital expenditures.

Cash provided by financing activities for the quarters ended March 31, 1999 and 1998 amounted to $250,000 and $1,039,341, respectively, a decrease of $789,341 resulting primarily from loans from stockholders during the quarter ended March 31, 1998 of $950,000, and proceeds of $250,000 from issuance of common stock to directors and other accredited investors in the quarter ended March 31, 1999.




                    IGENE Biotechnology, Inc.
                             PART II
                        OTHER INFORMATION

Item 1.   Legal Proceedings.

In May 1995, the Company signed a non-exclusive licensing agreement with Archer Daniels Midland Company (ADM) for the manufacture and sale of AstaXin(R). On February 29, 1996 ADM informed the Company that it had decided not to utilize the technology and requested that the Company return approximately $250,000 in payments made to the Company under the licensing agreement. The Company maintains that ADM is not entitled to the return of payments and that additional monies are owed to the
Company. On July 21, 1997, ADM filed suit against IGENE in the U.S. District Court in Greenbelt, Maryland alleging patent infringement and requesting a preliminary injunction against the Company to cease the use of its astaxanthin manufacturing process. On August 4, 1997, the Company filed a $300,450,000 contract and trade secrets lawsuit in U.S. District Court in Baltimore, Maryland against ADM, alleging theft of trade secrets. The Company is also claiming breach of contract, in regards to the licensing agreement entered into by the Company and ADM in 1995. The Company contends that it complied with all material terms of this agreement. The Company's claim was re-asserted as a counter-claim against ADM and the two cases were joined in the District Court in Baltimore, Maryland on August 24, 1997. On September 10, 1997 the District Court denied ADM's request for a preliminary injunction on the basis that ADM could not demonstrate a likelihood of success on the merits of its case. During 1998, and until the date of this report, a stay was imposed by the court while a court-appointed expert analyzes both parties' yeast products. It is Management's contention that it is not probable that this dispute will result in an unfavorable outcome. Accordingly, no liability has been reflected in the accompanying balance sheet.

Item 2.   Changes in Securities and Use of Proceeds.

Dividends on Common Stock are currently prohibited because of the preferential rights of holders of Preferred Stock. The Company has paid no cash dividends on its Common Stock in the past and does not intend to declare or pay any dividends on its Common tock in the foreseeable future.

With respect to sales of securities not registered under the Securities Act, see Note 3 to the financial statements, at page
12 of this report.

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

       27.  Financial Data Schedule

(b)  Reports on Form 8-K

     None
                           -Page 17-

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              IGENE Biotechnology, Inc.
                              (Registrant)



Date May 14, 1999        By   /s/Stephen F. Hiu
                              Stephen F. Hiu
                              President and Treasurer
                              (On behalf of the Registrant and as
                              Principal Financial Officer)






































