Form 10QSB
period 1999-06-30
IGENE BIOTECHNOLOGY INC
filed 1999-07-30
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 10549
                             FORM 10-QSB



(Mark One)

[x] Quarterly report under Section 13 or 15(D) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 1999

[ ]    Transition report under Section 13 or 15(D) of the Exchange Act

            For the transition period from _________ to _________


Commission file number 0-15888


                        IGENE Biotechnology, Inc.
  _________________________________________________________________
  (Exact name of Small Business Issuer as Specified in its Charter)


          Maryland                              52-1230461
_______________________________         ___________________________
(State or Other Jurisdiction of         (I.R.S. Employer
 Incorporation or organization)          Identification No.)


         9110 Red Branch Road, Columbia, Maryland 21045-2024
         ___________________________________________________
              (Address of Principal Executive Offices)

                           (410) 997-2599
          ________________________________________________
          (Issuer's Telephone Number, Including Area Code)

                                 None
        ____________________________________________________
        (Former Name, Former Address and Former Fiscal Year,
                    if Changed Since Last Report)



Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       x              No
	________                ________


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
34,427,507 as of July 26, 1999.

Traditional Small Business Disclosure Format (check one):

Yes                      No       x
      ________                ________

                             FORM 10-QSB
                      IGENE Biotechnology, Inc.


                                INDEX



PART I    -    FINANCIAL INFORMATION
                                                                 Page

          Balance Sheets                                         5-6

          Statements of Operations                                 7

          Statements of Stockholder's Deficit                    8-9

          Statements of Cash Flows                             10-11

          Notes to Financial Statements                        12-13

          Management's Discussion and Analysis of Financial
          Conditions and Results of Operations                 14-17

PART II   -    OTHER INFORMATION                                  18

SIGNATURES                                                        19

                              -Page 2-

                      IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

               OF THE SECURITIES EXCHANGE ACT OF 1934

                               PART I

                        FINANCIAL INFORMATION

                              -Page 4-

                      IGENE Biotechnology, Inc.
                           Balance Sheets

                                            June 30,     June 30,    December 31,
                                               1999         1998            1998
                                         ___________  ___________    ____________
                                         (Unaudited)  (Unaudited)
ASSETS
CURRENT ASSETS

  Cash and cash equivalents              $   63,185   $1,414,683      $  364,796
  Accounts receivable                         8,955      210,275             ---
  Inventory                                 990,320      216,156         870,260
  Supplies                                   10,669        4,710          11,145
  Prepaid expenses                          212,813      354,086          83,933
  Loan receivable, current portion          206,780      261,940         250,783
                                         ___________  ___________    ____________

                                          1,492,722    2,461,850       1,580,917


OTHER ASSETS
  Property and equipment, net               356,404      327,948         370,057
  Loan receivable, net of current portion       ---      116,552             ---
  Debt issue costs                          158,784      211,712         179,956
  Security deposits                           4,875       10,600          10,600
                                         ___________  ___________    ____________

     TOTAL ASSETS                        $2,012,785   $3,128,662      $2,141,530
                                         ===========  ===========    ============


The accompanying notes are an integral part of the financial statements.


                    IGENE Biotechnology, Inc.
                         Balance Sheets
                           (continued)

                                            June 30,     June 30,    December 31,
                                               1999         1998            1998
                                         ___________  ___________    ____________
                                         (Unaudited)  (Unaudited)
LIABILITIES, REDEEMABLE PREFERED STOCK
  AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable and accrued expenses  $  186,971   $  521,427      $  228,549
  Debenture interest payable                 45,000       45,000          45,000
                                         ___________  ___________     ___________
     TOTAL CURRENT LIABILITIES              231,971      566,427         273,549

LONG-TERM DEBT
  Notes payable                           6,158,199    6,082,500       6,092,500
  Variable rate subordinated debenture    1,500,000    1,500,000       1,500,000
  Accrued Interest                          608,250          ---         364,950
                                         ___________  ___________     ___________
     TOTAL LIABILITIES                    8,498,420    8,148,927       8,230,999
                                         ___________ ____________     ___________
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred
     stock, 8% cumulative, convertible,
     voting, series A, $.01 par value per
     share. Redemption value $14.88, $14.24,
     and $14.56, respectively.  Authorized
     1,312,500 shares, issued 29,592, 29,592,
     and 29,592 shares, respectively        440,329      421,390         430,860
                                         ___________ ____________     ___________

STOCKHOLDERS' DEFICIT
  Preferred stock, $.01 par value per share,
     8% cumulative, convertible, voting,
     series A. Authorized, issued and
     outstanding -0-,187,500 and -0- shares.
     Aggregate involuntary liquidation
     value of $-0-, $2,670,000, and
     $-0-, respectively.                        ---        1,875             ---
  Common stock, $.01 par value per share.
     Authorized, 250,000,000 shares;
     issued and outstanding 34,427,507,
     21,441,473, and 21,854,173 shares,
     respectively.                          344,275      214,415         218,542
  Additional paid-in capital             19,442,586   18,659,740      18,738,038
  Deficit                               (26,712,825) (24,317,685)    (25,476,909)
                                        ____________ ____________    ____________
     TOTAL STOCKHOLDERS' DEFICIT         (6,925,964)  (5,441,655)     (6,520,329)
                                        ____________ ____________    ____________
     TOTAL LIABILITIES AND
       STOCKHOLDERS'  DEFICIT            $2,012,785   $3,128,662      $2,141,530
                                        ============ ============    ============


The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc.
                    Statements of Operations
                           (Unaudited)

                                               Three months ended          Six months ended
                                           _______________________    ________________________
                                              June 30,    June 30,        June 30,     June 30,
                                                 1999        1998            1999         1998
                                           ___________ ___________    ____________ ____________
Sales                                      $      ---  $  203,675     $       ---  $   203,675
Cost of sales                                  99,409     306,252         119,845      605,051
                                           ___________ ___________    ____________ ____________
  Gross profit (loss)                         (99,409)   (102,577)       (119,845)    (401,376)

Technology licensing income                     2,007         ---           3,174          ---
                                           ___________ ___________    ____________ ____________
  Net revenue                                 (97,402)   (102,577)       (116,671)    (401,376)
                                           ___________ ___________    ____________ ____________
Selling, General & Administrative expenses:
  Marketing and selling                        46,475         300          52,925          689
  Research, development and pilot plant        90,102      90,483         190,400      223,685
  General and administrative                   82,909     180,847         173,720      316,548
  Litigation expenses                         182,757      22,737         358,494      183,698
                                           ___________ ___________    ____________ ____________
     Total operating expenses                 402,243     294,067         775,539      724,620
                                           ___________ ___________    ____________ ____________
     Operating loss                          (499,645)   (396,944)       (892,210)  (1,125,996)
                                           ___________ ___________    ____________ ____________
Other income (expense)
  Interest expense, net of
     interest income of $4,277, $26,231,
     $10,948 and $37,734, respectively       (173,059)   (148,939)       (343,706)    (211,194)
  Loss on disposal of equipment                   ---      (3,280)            ---       (3,280)
                                           ___________ ___________    ____________ ____________
     Net loss                              $ (672,704) $ (549,163)    $(1,235,916) $(1,340,470)
                                           =========== ===========    ============ ============
     Net loss per common share             $    (0.02) $    (0.03)    $     (0.04) $     (0.07)
                                           =========== ===========    ============ ============


  The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc.
               Statements of Stockholders' Deficit
                           (Unaudited)


                                      Redeemable Preferred Stock          Preferred Stock
                                           (shares/amount)                (shares/amount)
                                      __________________________     __________________________
Balance at December 31, 1997               29,592   $ 411,920           187,500    $  1,875

Cumulative undeclared dividends
  on redeemable preferred stock               ---       9,470               ---         ---

Issuance of common stock through
  exercise of employee stock options          ---         ---               ---         ---

Issuance of common stock in lieu of
  cash in payment of interest on
  subordinated debenture                      ---         ---               ---         ---

Issuance of common stock in lieu of
  cash in payment of legal fees               ---         ---               ---         ---

Capital contribution - forgiveness of
  interest on promissory notes                ---         ---               ---         ---

Net loss for six months
  ended June 30, 1998                         ---         ---               ---         ---
                                      ____________  ____________     ___________   ___________
Balance at June 30, 1998                   29,592   $ 421,390           187,500    $  1,875
                                      ============  ============     ===========   ===========

Balance at December 31, 1998               29,592   $ 430,860               ---    $    ---

Cumulative undeclared dividends
  on redeemable preferred stock               ---       9,469               ---         ---

Issuance of common stock in lieu of
  cash in payment of interest on
  subordinated debenture                      ---         ---               ---         ---

Issuance of common stock in lieu of
  cash in payment of legal fees               ---         ---               ---         ---

Issuance of shares of common stock
  pursuant to direct purchase of shares
  by certain directors and other
  accredited investors (note 3)               ---         ---               ---         ---

Net loss for six months ended
  June 30, 1999                               ---         ---               ---         ---
                                      ____________  ____________     ___________   ___________
Balance at June 30, 1999                   29,592   $ 440,329               ---    $    ---
                                      ============  ============     ===========   ===========

The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc.
               Statements of Stockholders' Deficit
                     (Unaudited - Continued)

                                                            Additional                    Total
                                        Common Stock         Paid-in                   Stockholders'
                                       (shares/amount)       Capital       Deficit       Deficit
                                     ____________________  ____________ _____________ _____________
Balance at December 31, 1997         19,206,473  $192,065  $18,233,670  $(22,977,215) $(4,549,605)
Cumulative undeclared dividends
   on redeemable preferred stock            ---       ---       (9,470)          ---       (9,470)

Issuance of common stock through
   exercise of employee stock options     5,000        50          200           ---          250

Issuance of common stock in lieu of
   cash in payment of interest on
   subordinated debenture                40,000       400       89,600           ---       90,000

Issuance of common stock in lieu of
   cash in payment of legal fees      2,190,000    21,900      140,100           ---      162,000

Capital contribution - forgiveness of
   interest on promissory notes             ---       ---      205,640           ---      205,640

Net loss for six months ended
   June 30, 1998                            ---       ---          ---    (1,340,470)  (1,340,470)
                                     __________  ________  ____________ _____________ ____________
Balance at June 30, 1998             21,441,473  $214,415  $18,659,740  $(24,317,685) $(5,441,655)
                                     ==========  ========  ============ ============= ============
Balance at December 31, 1998         21,854,173  $218,542  $18,738,038  $(25,476,909) $(6,520,329)

Cumulative undeclared dividends
  on redeemable preferred stock             ---       ---       (9,469)          ---       (9,469)

Issuance of common stock in lieu of
   cash in payment of interest on
   subordinated debenture                40,000       400       89,600           ---       90,000

Issuance of common stock in lieu of
  cash in payment of legal fees         866,667     8,666       41,084           ---       49,750

Issuance of shares of common stock
  pursuant to direct purchase of shares
  by certain directors and other
  accredited investors (note 3)      11,666,760   116,668      583,332           ---      700,000

Net loss for six months ended
  June 30, 1999                             ---       ---          ---    (1,235,916)  (1,235,916)
                                     __________  ________  ____________ _____________ ____________
Balance at June 30, 1999             34,427,600  $344,276  $19,442,585  $(26,712,825) $(6,925,964)
                                     ==========  ========  ============ ============= ============


The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc.
                    Statements of Cash Flows
                           (Unaudited)


                                                                  Six months ended
                                                              June 30,       June 30,
                                                                 1999           1998
                                                         _____________  _____________
Cash flows from operating activities:
   Net loss                                              $ (1,235,916)  $ (1,340,470)
   Adjustments to reconcile net loss to net cash provided
     By operating activities:
     Depreciation                                              41,600         20,325
     Amortization                                              21,172            ---
     Loss on disposal of equipment                                ---          3,280
     Interest on debenture paid in shares of common stock      90,000         90,000
     Decrease (increase) in:
       Accounts receivable                                     (8,955)      (195,781)
       Inventory                                             (120,060)      (216,156)
       Prepaid expenses and other current assets             (108,404)      (219,086)
     Increase (decrease) in:
       Accounts payable and accrued expenses             $    231,472   $    238,930
                                                         _____________  _____________

       Net cash used in operating activities             $ (1,089,091)  $ (1,618,958)
                                                         _____________  _____________
Cash flows from investing activities:
   Proceeds from disposal of equipment                            460          4,505
   Capital expenditures                                       (28,407)       (59,052)
   Refund of security deposit                                   5,725            ---
   Repayment of principal of loan receivable                   44,003        121,508
                                                         _____________  _____________
       Net cash provided by (used in) investing activities     21,781         66,961
                                                         _____________  _____________
Cash flows from financing activities:
   Repayments from (advances to) stockholders                     ---         28,594
Proceeds from issuance of common stock                        700,000            250
   Issuance of promissory notes                                65,699            ---
   Issuance of demand notes                                       ---        950,000
   Proceeds from rights offering                                  ---      2,438,288
   Repayment of demand notes                                      ---       (475,000)
                                                         _____________  _____________
       Net cash provided by financing activities              765,699      2,942,132
                                                         _____________  _____________
       Net increase (decrease) in cash
         and cash equivalents                                (301,611)     1,390,135

       Cash and cash equivalents
         at beginning of period                               364,796         24,548
                                                         _____________  _____________
                                                         $     63,185   $  1,414,683
                                                         =============  =============


The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc.
                    Statements of Cash Flows
                     (Unaudited - Continued)

Noncash investing and financing activities:

During the six month ended June 30, 1999 and 1998, the Company recorded dividends in arrears on 8% redeemable preferred stock at $.32 per share aggregating $ 9,469 and $9,470, respectively, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

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

During the six months ended June 30, 1999 and 1998 the Company issued 40,000 shares of common stock in each period in payment of interest on the variable rate subordinated debenture. If paid in cash, the interest would have been payable at 12% in the amount of $90,000 in each period. Shares may be issued in lieu of cash under the terms of the debenture agreement at the higher of $2.25 per share or market price per share. The stock was issued and related interest was paid at $2.25 per share, or $90,000, in each period.

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

During the six months ended June 30, 1999, the Company satisfied accounts payable of $20,000 and advanced $29,750 for legal retainers by issuing 866,667 shares of common stock to counsel in on-going litigation.



The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements


(1)  Unaudited financial statements

     The financial statements presented herein as of June 30, 1999 and 1998 and for the three month and six month periods then ended are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operation and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

(2)  Inventories

     Inventory, stated at lower of cost, on a first-in first-out basis, or market value, represents AstaXin(R) manufactured and held for sale, as follows:

          Raw materials            $   7,050
          Work-in-process                ---
          Finished goods             983,270
                                   ---------
               Total inventory     $ 990,320
                                   =========

     Inventory has been reduced by $19,463 during the six months ended June 30, 1999 to reflect the excess of cost over market value.

(3)  Stockholders' Equity (Deficit)

     At  June 30, 1999 and 1998, 59,184 shares of authorized  but
     unissued   common  stock  were  reserved  for   issue   upon
     conversion of the Company's outstanding preferred stock.

     As of June 30, 1999 approximately 22,000,000 shares of authorized but unissued common stock were reserved for exercise pursuant to the Company's 1997 and 1986 Stock
     Option Plans.

     As  of  June 30, 1999 and 1998, 200,000 and 280,000  shares, respectively, of authorized but unissued common stock were reserved for issuance for payment of interest on the variable rate subordinated debenture and 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the variable rate subordinated debenture.

     As   of  June  30,  1999  and  1998,  13,174,478  shares  of
     authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $1,082,000 held by directors of the Company.

     As  of  June  30, 1999 and 1998, 113,462,178 and 100,964,878
     shares,  respectively,  of authorized  but  unissued  common
     stock   were   reserved  for  the  exercise  of  outstanding
     warrants.

     On January 25, 1999 the Company issued to certain directors and other accredited investors 4,166,667 new shares of common stock at $.06 per share, or $250,000, which was the current market price of the stock on that date. These investors also committed to purchase an additional 8,333,333 new shares of common stock at $.06 per share, or $500,000 by July 31, 1999. The total funding to be received in this transaction is $750,000, and a total of 12,500,000 shares will be issued at $.06 per share. In return for committing to this funding, these investors also received, as of January 25, 1999, warrants to purchase 12,500,000 shares of common stock at $.06 per share, expiring in 10 years.

                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements
                           (continued)

(3)  Stockholders' Equity (Deficit) (continued)

     The funds received have been used to continue operations of the Company and to fund legal expenses associated with the on-going litigation with Archer-Daniels Midland, Inc. (See note 5). As of June 30, 1999, $700,000 of the committed funding has been received from investors and 11,666,667 shares have been issued at $.06 per share.

(4)  Net Loss Per Common Share

     Net loss per common share for the six-month periods ended June 30, 1999 and 1998 is based on 27,751,637 and
     19,636,887, respectively, of weighted average common shares outstanding. For purposes of computing net loss per common share, the amount of net loss has been increased by dividends declared and cumulative undeclared dividends in arrears on preferred stock.

(5)  Contingencies and Subsequent Event

     On July 21, 1997, ADM filed suit against the Company in the U.S. District Court in Baltimore, Maryland alleging patent infringement and requesting a preliminary injunction against the Company to cease the use of the Company's astaxanthin manufacturing process. On August 24, 1997, the Company filed a $300,450,000 contract and trade secrets counterclaim against ADM, alleging theft of trade secrets. The Company is also claiming breach of contract, in regards to a licensing agreement entered into by the Company and ADM in 1995. The Company contends that it complied with all material terms of this agreement. On September 10, 1997 the District Court denied ADM's request for a preliminary injunction on the basis that ADM could not demonstrate a likelihood of success on the merits of its patent infringement allegations. To date, a stay on all discovery has been imposed by the court, while a court-appointed expert analyzed the yeast products of both parties. Most recently, and pursuant to an order issued by the judge on July 16, 1999, both the Company and ADM have communicated to the court their willingness to pursue a mediated settlement of this dispute. It is management's contention that it is not probable that this dispute will result in an unfavorable outcome. Accordingly, no liability has been reflected in the accompanying balance sheet. The Company had expenses of $358,494 and $183,698, respectively, in the six months ended June 30, 1999 and 1998 relating to this litigation, which is on-going.
                            -Page 13-

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

Results of Operations
                              Sales
During the six months ended June 30, 1999, the Company began large scale commercial trials of AstaXin(R) with several potential customers in Chile. These trials are expected to result in subsequent and continuing sales of AstaXin(R) to these potential customers, during and following the trials, which are expected to last between six months to one year. However, there can be no assurance that such sales will occur or that they will be material. Additional large scale trails have also been started subsequent to June 30, 1999. During the six months ended June 30, 1998 the Company had $203,860 in sales of AstaXin(R). This entire amount was sold to a single distributor. Subsequent to June 30, 1998, and during the six months ended June 30, 1999, there were no sales of AstaXin(R), a decrease of $203,860, since this distributor inventoried this large quantity of product and has not yet needed additional product. The Company is now making substantial marketing efforts on its own behalf (See also Marketing and selling expenses on page 15 of this document).

                          Cost of sales
During a successful implementation of certain improvements in the production process, which had been developed in the pilot plant, production was temporarily suspended during the quarter ended March 31, 1999. A resumption of production during April and May of 1999 confirmed that the improvements result in increased efficiency and yields in the manufacturing process. In June 1999, and continuing until the present, production has again been temporarily suspended until sales volume warrants additional production. The preceding resulted in cost of sales for the six months ended June 30,1999 and 1998 of $119,845 and $605,051, respectively, a decrease of $485,206 or 80%. The Company expects to resume production, and that production will achieve gross profits, as soon as additional sales occur. However, there can be no assurance that such gross profits will occur or that they will be material. The Company expects to incur cost of sales of approximately $138,000 per month when production resumes, which is expected to be funded by product sales. When, and if, the Company is producing and selling AstaXin(R) at a gross profit, management plans to expand production capacity to meet an expected increasing demand for AstaXin(R), which is expected to result in profitable operations. However, there can be no assurance that such profitable operations will occur, or that they will be material.



                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Results of Operations (continued)

                   Technology licensing income
Technology licensing income of $2,007 for the six months ended June 30, 1999 resulted from royalties for ClandoSan(R), the Company's nematicide soil treatment product. No royalties on ClandoSan(R) were earned during the six months ended June 30, 1998, an increase of $2,007.

                 Marketing and selling expenses
Marketing expenses for AstaXin(R) have increased and are expected to continue to do so, as the Company continues and escalates its promotion of AstaXin(R). Marketing and selling expenses for the six months ended June 30, 1999 and 1998 were $52,925 and $689, respectively, an increase of $52,236. Marketing expenses for AstaXin(R) had been minimal prior to 1999, since the Company's contract manufacturer had been acting as non-exclusive distributor and marketer of AstaXin(R) during 1998. These increasing expenses are expected to be funded by product sales. However, there can be no assurance that such sales will occur, or that they will be material.

         Research, development and pilot plant expenses
Research, development and pilot plant expenses are expected to continue at approximately $30,000 per month which will be used to increase the efficiency of the manufacturing process through experimentation in the pilot plant, development of higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology. However, there can be no assurance that such improvements in efficiency and yield will occur, or that they will be material. These expenses are expected to be funded by sales. However, there can be no assurance that such sales will occur, or that they will be material. Research, development and pilot plant expenses for the six months ended June 30, 1999 and 1998 were $190,400 and $223,685, respectively, a decrease of $33,285, or 15%. Analytical testing and field studies, relating to the start of manufacture of AstaXin(R) during 1998, did not recur in the six months ended June 30, 1999. This resulted in a decrease in research, development and pilot plant expenses for the six months ended June 30, 1999 as compared to the six month period ended June 30, 1998.

               General and administrative expenses
General and administrative expenses have decreased, primarily due to the Company's operating without a designated CEO since mid-1998 (the Company's Board of Directors as a group presently performs the functions of CEO). General and administrative expenses for the six months ended June 30, 1999 and 1998 were $173,720 and $316,548, respectively, a decrease of $142,828, or 45%. General and administrative expenses are expected to continue at approximately $30,000 per month in the near term, and are expected to be funded by sales. However, there can be no assurance that such sales will occur, or that they will be material.

                       Litigation expenses
Management expects to recover these litigation expenses, associated with the suit filed against the Company by ADM and the Company's counterclaim, through damage awards and preservation of the commercial product rights associated with AstaXin(R). However, there can be no assurance that the Company will receive damage awards or that its rights will be preserved. Litigation expenses for the six months ended June 30, 1999 and 1998 were $358,494 and $183,698, an increase of $174,796, or
95%. These expenses are expected to continue, in the near term, at levels based on management's continual re-assessments of the potential benefits of its litigation efforts. They are expected to be funded by additional capital contributions or loans from the Company's directors and other investors. At the present time, a range of reasonably possible losses from this litigation cannot be estimated (See also Note 5 to the financial statements on page 13 of this document).

                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Results of Operations (continued)

            Interest expense, net of interest income
Interest expense, net of interest income, for the six months ended June 30, 1999 and 1998 was $343,706 and $211,194, respectively, an increase of $132,512, or 63%. This increase results from $5,000,000 in notes issued during 1998 in the Company's right's offering. It is expected that the note holders will use these notes to exercise outstanding warrants issued to the note holders, when and if the Company achieves profitable operations. However, there can be no assurance that such profitable operations will occur, or that they will be material, or that the note-holders will exercise these warrants.

                            Net loss
As a result of the foregoing, the Company reported net losses of $1,235,916 and $1,340,470, or $0.04 and $0.07 per share, respectively, for the six months ended June 30, 1999 and 1998. The weighted average number of shares of common stock outstanding increased to 30,132,254 for the six months ended June 30, 1999 from 19,636,887 for the six months ended June 30, 1998. This increase of 10,495,367 weighted average shares is caused by the issuance of 80,000 shares of common stock in lieu of interest payments on the variable rate subordinated debenture, the conversion of 187,500 shares of preferred stock into 375,000 shares of common stock, the issuance of 866,667 shares of stock in payment of legal fees and retainers, and the issuance of 11,666,667 shares to directors and other investors for cash at $.06 per share, or $700,000, during the twelve month period ended June 30, 1999 (See also note 3 to the financial statements on page 12 of this document).

Financial Position

During the six months ended June 30, 1999 and 1998  the following
materially  affected  the  Company's   financial position:

The  Company   began   producing  AstaXin(R)   in  January  1998,
capitalizing inventory of $990,320 and $216,156, respectively as of June 30, 1999 and 1998.

The  Company  had sales of $203,675 during May and  June of 1998,
which are included in accounts receivable as of  June   30, 1998.

The Company paid expense advances and retainers of $330,000 and $335,000, respectively to its attorneys during the six months ended June 30, 1999 and 1998, which have been capitalized and are included in prepaid expenses as of June 30, 1999 and 1998; as reduced by fees billed, and which will be drawn down against future costs associated with on-going litigation against ADM.

During  the  six  months  ended  June 30, 1999 the Company issued
11,666,667 new shares of common stock to directors and other investors at $.06 per share, or $700,000.

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

During the six months ended June 30, 1999 and 1998, the Company purchased $28,407 and $59,052, respectively, in research and development and manufacturing equipment.

During the six months ended June 30, 1999 and 1998 the Company received principal repayments of $44,003 and $121,508, respectively on its loan receivable from its contract manufacturer, which financed the manufacturer's purchase of $500,000 of manufacturing equipment from the Company, at cost.

In  December  of  1988,  the  Company  suspended payment  of  the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvement in cash flow. Unpaid dividends cumulate for future payment or increase the liquidation preference or redemption value of the preferred stock. As of June 30, 1999 and 1998, total dividends in arrears on the Company's preferred stock was $203,593 and $1,354, respectively, of which $203,592 ($6.88 per share) and $184,654 ($6.24 per share), respectively, was included in the carrying value of the redeemable preferred stock and $-0- and $1,170, respectively, was included in the liquidation preference of the limited redemption preferred stock. A reduction in dividends in arrears resulted from the conversion, in September 1998, of 187,500 shares of limited redemption preferred stock into 375,000 shares of common stock.

Liquidity and Capital Resources

Historically, the Company has been funded primarily by equity contributions and loans from stockholders. As of June 30, 1999 and 1998, the Company had working capital of $1,260,751 and $1,895,423, respectively. Working capital decreased by $634,672 during the twelve month period ended June 30, 1999. The Company had cash and cash equivalents of $63,185 and $1,414,683 as of June 30, 1999 and 1998, respectively. In order to continue to fund operations in the near term, until profitable operations occur, the Company plans to obtain additional capitalization from directors and other investors.

Cash used by operations in the six months ended June 30, 1999 and 1998 amounted to $1,089,091 and $1,618,958, respectively. This decrease in cash used in operations of $529,867 resulted from reductions in research and development and general and administrative expenses and a temporary halt in production of AstaXin(R) during the six months ended June 30, 1999.

Cash provided by investing activities for the six months ended June 30, 1999 and 1998 amounted to $21,781 and $66,961, respectively. The decrease of $45,180 in cash provided by investing activities resulted primarily from a decrease in the amount of principal repayments on loan receivable during the six months ended June 30, 1999. These repayments by the Company's contract manufacturer were suspended during the temporary halt in production which occurred during the six months ended June 30, 1999.

Cash provided by financing activities for the six months ended June 30, 1999 and 1998 amounted to $765,699 and $2,942,132 respectively, a decrease of $2,176,433, resulting primarily from net proceeds from the rights offering of $2,438,288 during the six months ended June 30, 1998.

                    IGENE Biotechnology, Inc.
                             PART II
                        OTHER INFORMATION

Item 1.  Legal Proceedings

On July 21, 1997, ADM filed suit against the Company in the U.S. District Court in Baltimore, Maryland alleging patent infringement and requesting a preliminary injunction against the Company to cease the use of the Company's astaxanthin manufacturing process. On August 24, 1997, the Company filed a $300,450,000 contract and trade secrets counterclaim against ADM, alleging theft of trade secrets. The Company is also claiming breach of contract, in regards to a licensing agreement entered into by the Company and ADM in 1995. The Company contends that it complied with all material terms of this agreement. On September 10, 1997 the District Court denied ADM's request for a preliminary injunction on the basis that ADM could not demonstrate a likelihood of success on the merits of its patent infringement allegations. To date, a stay on all discovery has been imposed by the court, while a court-appointed expert analyzed the yeast products of both parties. Most recently, and pursuant to an order issued by the judge on July 16, 1999, both the Company and ADM have communicated to the court their willingness to pursue a mediated settlement of this dispute. It is management's contention that it is not probable that this dispute will result in an unfavorable outcome. Accordingly, no liability has been reflected in the accompanying balance sheet. The Company had expenses of $358,494 and $183,698, respectively, in the six months ended June 30, 1999 and 1998 relating to this litigation, which is on-going.

Item 2.  Changes in Securities and Use of Proceeds.

Dividends on Common Stock are currently prohibited because of the preferential rights of holders of Preferred Stock.The Company has paid no cash dividends on its Common Stock in the past and does not intend to declare or pay any dividends on its Common stock in the foreseeable future.

With respect to sales of securities not registered under the Securities Act, see Note 3 to the financial statements, at page
12 of this report.

Item 3.  Defaults Upon Senior Securities.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5.  Other Information

Pursuant to an order issued by the judge on July 16, 1999, both the Company and ADM have communicated to the court their willingness to pursue a mediated settlement of the dispute underlying ADM's suit against the Company and the Company's counterclaim.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.  Financial Data Schedule

     (b)  Reports on Form 8K - None




                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          IGENE Biotechnology, Inc.
                          (Registrant)



Date July 30, 1999        /s/Stephen F. Hiu
                          ___________________________________
                          Stephen F. Hiu
                          President and Treasurer
                          (On behalf of the Registrant and as
                          Principal Financial Officer)




