Form 10QSB
period 1999-09-30
IGENE BIOTECHNOLOGY INC
filed 1999-11-09
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 10549
                                     FORM 10-QSB

(Mark One)

[ x ] Quarterly report under Section 13 or 15(D) of the Securities Exchange Act of 1934

            For the quarterly period ended September 30, 1999
                                           __________________

[    ]      Transition report under Section 13 or 15(D) of the
            Exchange Act

            For the transition period from ________ to _______


Commission file number 0-15888

                               IGENE Biotechnology, Inc.
         _________________________________________________________________
         (Exact name of Small Business Issuer as Specified in its Charter)

          Maryland                                     52-1230461
_______________________________                   ___________________
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or organization)                    Identification No.)

               9110 Red Branch Road, Columbia, Maryland 21045-2024
         _________________________________________________________________
                    (Address of Principal Executive Offices)

                                    (410) 997-2599
         _________________________________________________________________
                (Issuer's Telephone Number, Including Area Code)

                                None
         _________________________________________________________________
               (Former Name, Former Address and Former Fiscal Year,
                           if Changed Since Last Report)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X          No
    _____________         _____________

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

42,592,508 as of October 15, 1999.
_______________________________________

Traditional Small Business Disclosure Format (check one):

Yes                   No         X
    _____________         _____________


                                    FORM 10-QSB
                             IGENE Biotechnology, Inc.


                                       INDEX


                                                                          Page
PART I  FINANCIAL INFORMATION

            Balance Sheets                                                 5-6

            Statements of Operations                                         7

            Statements of Stockholder's Deficit                            8-9

            Statements of Cash Flows                                     10-11

            Notes to Financial Statements                                12-13

            Management's Discussion and Analysis of Financial
              Conditions and Results of Operations                       14-17

PART II  OTHER INFORMATION                                               18-19

SIGNATURES                                                                  20



                                       -Page 2-

                              IGENE BIOTECHNOLOGY, INC.

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                       OF THE SECURITIES EXCHANGE ACT OF 1934

                                        PART I

                               FINANCIAL INFORMATION

                                       -Page 4-

Item 1.  Financial Statements.
                                    IGENE Biotechnology, Inc.
                                        Balance Sheets


                                             September 30,      September 30,      December 31,

                                                     1999               1998              1998
                                             _____________      _____________      ____________
                                               (Unaudited)        (Unaudited)
ASSETS
CURRENT ASSETS

    Cash and cash equivalents                $     12,753       $    823,135       $   364,796
    Accounts receivable                            13,205             10,485               ---
    Inventory                                     990,320            595,955           870,260
    Supplies                                       10,669             14,145            11,145
    Prepaid expenses                              165,327            359,713            83,933
    Loans receivable, current portion             223,902            268,544           250,783
                                              ____________       ____________       ___________
                                                1,416,176          2,071,977         1,580,917
OTHER ASSETS
    Property and equipment, net                   342,157            335,585           370,057
    Loan receivable, net of current portion           ---             46,889               ---
    Debt issue costs                              148,199            203,773           179,956
    Security deposits                               4,875             10,600            10,600
                                              ____________       ____________       ___________

       TOTAL ASSETS                          $  1,911,407       $  2,668,824       $ 2,141,530
                                              ============       ============       ===========

            The accompanying notes are an integral part of the financial statements.

                                   IGENE Biotechnology, Inc.
                                       Balance Sheets
                                        (continued)


                                             September 30,      September 30,      December 31,
                                                     1999               1998              1998
                                             ____________       ____________       ___________
                                              (Unaudited)        (Unaudited)
LIABILITIES, REDEEMABLE PREFERED STOCK
  AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable and accrued expenses    $    124,185       $    259,461       $  228,549
    Debenture interest payable                     90,000             90,000           45,000
                                              ___________        ___________       ___________

        TOTAL CURRENT LIABILITIES                 214,185            349,461          273,549

LONG-TERM DEBT
    Notes payable                               6,146,199          6,082,500        6,092,500
    Variable rate subordinated debenture        1,500,000          1,500,000        1,500,000
    Accrued Interest                              729,900            243,300          364,950


        TOTAL LIABILITIES                       8,590,284          8,175,261        8,230,999
                                              ___________        ___________       ___________
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
    Carrying amount of redeemable preferred
        stock, 8% cumulative, convertible,
        voting, series A, $.01 par value per
        share. Redemption value $15.04, $14.40,
        and $14.56, respectively.  Authorized
        1,312,500 shares, issued 29,592, 29,592,
        and 29,592 shares, respectively           445,064           426,125           430,860
                                              ___________        ___________       ___________

STOCKHOLDERS' DEFICIT
    Common stock, $.01 par value per share.
        Authorized, 250,000,000 shares;
        issued and outstanding 39,427,508,
        21,814,173, and 21,854,173 shares,
        respectively.                             394,275           218,142           218,542
    Additional paid-in capital                 19,687,851        18,653,173        18,738,038
    Deficit                                   (27,206,067)      (24,803,877)      (25,476,909)
                                              ___________        ___________       ___________

        TOTAL STOCKHOLDERS' DEFICIT            (7,123,941)       (5,932,562)       (6,520,329)
                                              ___________        ___________       ___________
        TOTAL LIABILITIES AND
            STOCKHOLDERS'  DEFICIT           $  1,911,407       $ 2,668,824       $ 2,141,530
                                              ===========        ===========       ===========

             The accompanying notes are an integral part of the financial statements.

                                 IGENE Biotechnology, Inc.
                                 Statements of Operations
                                       (Unaudited)
                                                Three months ended            Nine months ended
                                           ____________________________  ____________________________
                                           September 30,  September 30,  September 30,  September 30,
                                                   1999           1998           1999           1998
                                           _____________  _____________  _____________  _____________
Sales                                      $        ---   $        ---   $        ---   $    203,675
Cost of sales                                     6,407         59,157        126,252        664,208
                                           _____________  _____________  _____________  _____________
   Gross profit (loss)                           (6,407)       (59,157)      (126,252)      (460,533)

Technology licensing income                         742            ---          3,916            ---
                                           _____________  _____________  _____________  _____________
   Net revenue                                   (5,665)       (59,157)      (122,336)      (460,533)
                                           _____________  _____________  _____________  _____________

Selling, General & Administrative expenses:
    Marketing and selling                        58,766            207        111,691            896
    Research, development and pilot plant       104,595        138,321        294,995        362,006
    General and administrative                   74,834         96,821        248,554        413,369
    Litigation expenses                          75,479         38,318        433,973        222,016
                                           _____________  _____________  _____________  _____________
             Total operating expenses           313,674        273,667      1,089,213        998,287
                                           _____________  _____________  _____________  _____________

             Operating loss                    (319,339)      (332,824)    (1,211,549)    (1,458,820)
                                           _____________  _____________  _____________  _____________

Other income (expense)
    Interest expense, net of
        interest income of $3,570, $22,173
        $14,519 and $59,907, respectively      (173,903)     (153,094)      (51 7,609)      (364,289)
    Loss on disposal of equipment                   ---          (273)            ---         (3,553)
                                           _____________  _____________  _____________  _____________

              Net loss                     $   (493,242)  $   486,191)   $ (1,729,158)  $ (1,826,662)
                                           =============  =============  =============  =============

              Net loss per common share    $      (0.01)  $     (0.02)   $      (0.06)  $       0.09)
                                           =============    ===========  =============  =============

              The accompanying notes are an integral part of the financial statements.

                                 IGENE Biotechnology, Inc.
                            Statements of Stockholders' Deficit
                                       (Unaudited)

                                            Redeemable Preferred Stock         Preferred Stock
                                                 (shares/amount)               (shares/amount)
                                           ___________________________   ____________________________
Balance at December 31, 1997                     29,592   $   411,920         187,500   $      1,875

Cumulative undeclared dividends
    on redeemable preferred stock                   ---        14,205             ---            ---

Conversion of preferred stock
    to common stock                                 ---           ---        (187,500)        (1,875)

Issuance of common stock through
    exercise of employee stock options              ---           ---             ---            ---

Issuance of common stock in lieu of
    cash in payment of interest on
    subordinated debenture                          ---           ---             ---            ---

Issuance of common stock in lieu of
    cash in payment of legal retainers
    and fees debenture                              ---           ---             ---            ---

Exercise of warrants                                ---           ---             ---            ---

Capital contribution - forgiveness of
    interest on promissory notes                    ---           ---             ---            ---

Net loss for nine months
    ended September  30, 1998                       ---           ---             ---            ---
                                           _____________  ____________   _____________  _____________

Balance at September 30, 1998                    29,592   $   426,125             ---   $        ---
                                           =============  ============   =============  =============

Balance at December 31, 1998                     29,592   $   430,860             ---   $        ---

Cumulative undeclared dividends
    on redeemable preferred stock                   ---        14,204             ---            ---

Issuance of common stock in lieu of
    cash in payment of interest on
    subordinated debenture                          ---           ---             ---            ---

Issuance of common stock in lieu of
     cash in payment of legal retainers
     and fees                                       ---           ---             ---            ---

Issuance of shares of common stock
     pursuant to direct purchase of shares
     by certain directors and other
     accredited investors (note 3)                  ---           ---             ---            ---

Net loss for nine months ended
     September 30, 1999                             ---           ---             ---            ---
                                           _____________  ____________   _____________  _____________

Balance at September 30, 1999                    29,592   $   445,064             ---   $        ---
                                          ==============  ============   =============  =============

            The accompanying notes are an integral part of the financial statements.

                                   IGENE Biotechnology, Inc.
                              Statements of Stockholders' Deficit
                                    (Unaudited - Continued)

                                                             Additional                      Total
                                         Common Stock         Paid-in                    Stockholders'
                                        (shares/amount)       Capital        Deficit        Deficit
                                     _____________________  ____________  _____________  _____________
Balance at December 31, 1997          19,206,473  $192,065  $18,233,670   $(22,977,215)  $ (4,549,605)

Cumulative undeclared dividends
   on redeemable preferred stock             ---       ---      (14,205)           ---        (14,205)

Conversion of preferred stock
   to common stock                       375,000     3,750       (1,875)           ---            ---

Issuance of common stock in lieu of
   cash in payment of interest on
   subordinated debenture                 40,000       400       89,600            ---         90,000

Issuance of common stock in lieu of
   cash in payment of legal
   retainers and fees                  2,190,000    21,900      140,100            ---        162,000

Exercise of warrants                       2,700        27          243            ---            270

Capital contribution - forgiveness of
   interest on promissory notes              ---       ---      205,640            ---        205,640

Net loss for nine months ended
   September 30, 1998                        ---       ---          ---     (1,826,662)    (1,826,662)
                                     ____________ _________ ____________  _____________  _____________

Balance at September 30, 1998         21,814,173  $218,142  $18,653,173   $(24,803,877)  $ (5,932,562)
                                     ============ ========= ============  =============  =============

Balance at December 31, 1998          21,854,173  $218,542  $18,738,038   $(25,476,909)  $ (6,520,329)

Cumulative undeclared dividends
  on redeemable preferred stock              ---       ---      (14,204)           ---        (14,204)

Issuance of common stock in lieu of
   cash in payment of interest on
   subordinated debenture                 40,000       400       89,600            ---         90,000

Issuance of common stock in lieu of
  cash in payment of legal fees          866,667     8,666       41,084            ---         49,750

Issuance of shares of common stock
  pursuant to direct purchase of shares
  by certain directors and other
  accredited investors (note 3)       16,666,668   166,667      833,333            ---      1,000,000

Net loss for nine months ended
  September 30, 1999                         ---       ---          ---     (1,729,158)    (1,729,158)
                                     ____________ _________ ____________  _____________  _____________

Balance at September 30, 1999         39,427,508  $394,275  $19,687,851   $(27,206,067)  $ (7,123,941)
                                     ============ ========= ============  =============  =============


            The accompanying notes are an integral part of the financial statements.

                              IGENE Biotechnology, Inc.
                              Statements of Cash Flows
                                     (Unaudited)

                                                                      Nine months ended
                                                               September 30,   September 30,
                                                                       1999            1998
                                                               _____________   _____________
Cash flows from operating activities:
   Net loss                                                    $ (1,729,158)   $ (1,826,662)
   Adjustments to reconcile net loss to net cash provided
     By operating activities:
     Depreciation                                                    55,847          32,578
     Amortization                                                    31,757           7,939
     Loss on disposal of equipment                                      ---           3,553
     Interest on debenture paid in shares of common stock            90,000          90,000
     Decrease (increase) in:
       Accounts receivable                                          (13,205)          4,009
       Inventory                                                   (120,060)       (595,955)
       Prepaid expenses and other current assets                    (31,168)       (234,148)
     Increase (decrease) in:
       Accounts payable and accrued expenses                        305,587         265,264
                                                               _____________   _____________
       Net cash used in operating activities                     (1,410,400)     (2,253,422)
                                                               _____________   _____________

Cash flows from investing activities:
   Loan receivable issued                                           (18,272)            ---
   Proceeds from disposal of equipment                                  460          11,482
   Capital expenditures                                             (28,407)        (86,192)
   Refund of security deposit                                         5,725             ---
   Repayment of principal of loan receivable                         45,153         184,567
                                                               _____________   _____________
       Net cash provided by (used in) investing activities            4,659         109,857
                                                               _____________   _____________
Cash flows from financing activities:
   Repayments from (advances to) stockholders                           ---          28,594
   Proceeds from issuance of common stock                         1,000,000             270
   Issuance of promissory notes                                      65,699             ---
   Issuance of demand notes                                             ---         950,000
   Proceeds from rights offering                                        ---       2,438,288
   Repayment of notes                                               (12,000)       (475,000)
                                                               _____________   _____________
     Net cash provided by financing activities                    1,053,699       2,942,152
                                                               _____________   _____________

       Net increase (decrease) in cash
         and cash equivalents                                      (352,042)        798,587

       Cash and cash equivalents
         at beginning of period                                     364,795          24,548
                                                               _____________   _____________
       Cash and cash equivalents
         at end of period                                      $     12,753    $    823,135
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

                    IGENE Biotechnology, Inc.
                    Statements of Cash Flows
                     (Unaudited - Continued)



Noncash investing and financing activities:

During the nine months ended September 30, 1999 and 1998, the Company recorded dividends in arrears on 8% redeemable preferred stock at $.48 per share aggregating $14,204 and $14,205, respectively, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

During the nine months ended September 30, 1998, the Company issued notes payable of $5,000,000 through a rights offering. Stockholders purchased rights, using $1,875,000 in promissory notes and $475,000 of demand notes due to the Company, resulting in net cash proceeds of $2,438,288, which is after fees associated with the offering of $211,712. The related fees have been capitalized as debt issue costs are being amortized over the term of the debt.

During  the  nine  months ended September 30, 1998,  the  Company cancelled  certain  promissory  notes  payable  to,  and  related
amounts   due  from,  a  stockholder  aggregating  $125,000,   by
agreement with that stockholder.

During the nine months ended September 30, 1999 and 1998 the Company issued 40,000 shares of common stock in each period in payment of interest on a variable rate subordinated debenture. If paid in cash, the interest would have been payable at 12% in the amount of $90,000 in each period. Shares may be issued in lieu of cash under the terms of the debenture agreement at the higher of $2.25 per share or market price per share. The stock was issued and related interest was paid at $2.25 per share, or $90,000, in each period.

During the nine months ended September 30, 1999, the Company satisfied accounts payable of $20,000 and advanced $29,750 for legal retainers by issuing 866,667 shares of common stock to counsel in on-going litigation.

During the nine months ended September 30, 1998 the Company satisfied accounts payable of $27,000 and advanced $135,000 for legal retainers by issuing 2,190,000 shares of common stock to counsel in on-going litigation.




  The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements


(1)  Unaudited financial statements

     The financial statements presented herein as of September 30, 1999 and 1998 and for the three month and nine month periods then ended are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operation and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

(2)  Inventories

     Inventory, stated at lower of cost, on a first-in first-out basis, or market value, represents AstaXin(R) manufactured and held for sale, as follows:

          Raw materials        $      7,050
          Work-in-process               ---
          Finished goods            983,270
                                ____________

               Total inventory $    990,320
                                ============

     Inventory has been reduced by $19,463 during the nine months ended September 30, 1999 to reflect the excess of cost over market value.

(3)  Stockholders' Equity (Deficit)

     At September 30, 1999 and 1998, 59,184 shares of authorized but unissued common stock were reserved for issue upon conversion of the Company's outstanding preferred stock.

     As of September 30, 1999 approximately 22,000,000 shares of authorized but unissued common stock were reserved for exercise pursuant to the Company's 1997 and 1986 Stock
     Option Plans.

     As  of  September  30,  1999 and 1998, 200,000  and  280,000
     shares, respectively, of authorized but unissued common stock were reserved for issuance for payment of interest on the variable rate subordinated debenture and 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the variable rate subordinated debenture.

     As of September 30, 1999 and 1998, 13,174,478 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $1,082,500 held by directors of the Company.

     As   of  September  30,  1999  and  1998,  117,628,846   and
     100,962,178 shares, respectively, of authorized but unissued common stock were reserved for the exercise of outstanding warrants.

     On January 25, 1999, the Company issued to certain directors and other accredited investors 4,166,667 new shares of common stock at $.06 per share, or $250,000, which was the current market price of the stock on that date. These investors also purchased an additional 8,333,333 new shares of common stock at $.06 per share, or $500,000 through July 31, 1999. The total funding received in this transaction was $750,000, and a total of 12,500,000 new shares of common stock have been issued at $.06 per share. In return for committing to this funding, these investors also received, as of January 25, 1999, warrants to purchase 12,500,000 shares of common stock at $.06 per share, expiring in 10 years.


                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements
                           (continued)

(3)  Stockholders' Equity (Deficit) (continued)

     On August 19, 1999, the Company issued to certain directors 4,166,668 new shares of common stock at $.06 per share, or $250,000, which was the current market price of the stock on that date. In return for committing to this funding, these directors also received, as of August 19, 1999, warrants to purchase 4,166,668 shares of common stock at $.06 per share, expiring in 10 years.

     The  funds received in the preceding transactions have  been used to continue operations of the Company and to fund legal
     expenses  associated  with  the  on-going   litigation  with
     Archer-Daniels Midland, Inc. (See note 5).

(4)  Net loss per common share

     Net loss per common share for the nine-month periods ended September 30, 1999 and 1998 is based on 30,846,897 and 20,273,882, respectively, of weighted average common shares outstanding. For purposes of computing net loss per common share, the amount of net loss has been increased by dividends declared and cumulative undeclared dividends in arrears on preferred stock.

(5)  Contingency - Litigation

     On July 21, 1997, ADM filed suit against the Company in the U.S. District Court in Baltimore, Maryland alleging patent infringement and requesting a preliminary injunction against the Company to cease the use of its astaxanthin manufacturing process. On August 4, 1997, the Company filed a $300,450,000 contract and trade secrets counterclaim against ADM, alleging theft of trade secrets. The Company is also claiming breach of contract, in regards to a licensing agreement entered into by the Company and ADM in 1995. The Company contends that it complied with all material terms of this agreement. On September 10, 1997 the District Court denied ADM's request for a preliminary injunction on the basis that ADM could not demonstrate a likelihood of success on the merits of its patent infringement allegations. To date, a stay on all discovery has been imposed by the court, while a court-appointed expert analyzed the yeast products of both parties. Most recently, and pursuant to an order issued by the judge on July 16, 1999, both the Company and ADM communicated to the court their willingness to pursue a mediated settlement of this dispute. It is management's contention that it is not probable that this dispute will result in an unfavorable outcome. Accordingly, no liability has been reflected in the accompanying balance sheet. The Company had expenses of $433,973 and $222,016, respectively, in the nine months ended September 30, 1999 and 1998 relating to this litigation, which is on-going.

(6)  Subsequent Events

     On October 7, 1999, the Company issued to certain directors 3,125,000 new shares of common stock at $.08 per share, or $250,000, which was the current market price of the stock on that date. In return for committing to this funding, these directors also received, as of October 7, 1999, warrants to purchase 3,125,000 shares of common stock, at $.08 per share, expiring in 10 years.

     During the period from October 1, 1999 through October 28, 1999, the parties to the litigation described in note (5) were unable to resolve the dispute through mediation. Thus, the litigation has been returned to the court for a judicial disposition.





                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations



CAUTIONARY STATEMENTS FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

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

Results of Operations
                              Sales
During the three months and nine months ended September 30, 1999, the Company began large scale commercial trials of AstaXin(R) with several potential customers in Chile. These trials are expected to result in subsequent and continuing sales of AstaXin(R) to these potential customers, during and following the trials, which are expected to last between six months to one year. However, there can be no assurance that such sales will occur or that they will be material. During the six months ended June 30, 1998 the Company had $203,860 in sales of AstaXin(R). This entire amount was sold to a single distributor. Subsequent to June 30, 1998, and during the nine months ended September 30, 1999, there were no sales of AstaXin(R), a decrease of $203,860 or 100%, since this distributor inventoried this large quantity of product and has not yet needed additional product. The Company is now making substantial marketing efforts on its own behalf (See also Marketing and selling expenses on page 15 of this document).
                          Cost of sales
During a successful implementation of certain improvements in the production process, which had been developed in the pilot plant, production was temporarily suspended during the quarter ended March 31, 1999. A resumption of production during April and May of 1999 confirmed that the improvements result in increased efficiency and yields in the manufacturing process. In June 1999, and continuing until the present, production has again been temporarily suspended until sales volume warrants additional production. The preceding resulted in cost of sales for the three months ended September 30, 1999 and 1998 of $6,407 and $126,252 respectively, a decrease of $119,845 or 95%; and $59,157 and $664,208 for the nine months ended September 30, 1999 and 1998, a decrease of $605,051 or 91%. The Company expects to resume production, and that production will achieve gross profits, as soon as additional sales occur. However, there can be no assurance that such gross profits will occur or that they will be material. The Company expects to incur cost of sales of approximately $138,000 per month when production resumes, which is expected to be funded by product sales. When, and if, the Company is producing and selling AstaXin(R) at a gross profit, management plans to expand production capacity to meet an expected increasing demand for AstaXin(R), which is expected to result in profitable operations. However, there can be no assurance that such profitable operations will occur, or that they will be material. Until production is resumed, cost of sales is expected to continue at approximately $6,400 per quarter, which is primarily composed of inventory storage costs.




                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Results of Operations (continued)
                   Technology licensing income
Technology licensing income of $742 and $3,916, respectively, for the three and nine months ended September 30, 1999 resulted from royalties for ClandoSan(R), the Company's nematicide soil treatment product. No royalties on ClandoSan(R) were earned during the three and nine months ended September 30, 1998. The Company has made only minimal efforts to market ClandoSan(R) during 1999 and 1998, concentrating its efforts on its AstaXin(R) product.
                 Marketing and selling expenses
Marketing expenses for AstaXin(R) have increased and are expected to continue to do so, as the Company continues and escalates its promotion of AstaXin(R). Marketing and selling expenses for the three months ended September 30, 1999 and 1998 were $58,766 and $207, respectively, an increase of $58,559. These expenses for the nine months ended September 30, 1999 and 1998 were $111,691 and $896, respectively, an increase of $110,795. Marketing expenses for AstaXin(R) had been minimal prior to 1999, since the Company's contract manufacturer had been acting as non-exclusive distributor and marketer of AstaXin(R) during 1998. During 1999, the Company began additional marketing efforts on its own behalf. These increasing expenses are expected to be funded by product sales. However, there can be no assurance that such sales will occur, or that they will be material.

         Research, development and pilot plant expenses
Research, development and pilot plant expenses are expected to continue at approximately $33,000 per month which will be used to increase the efficiency of the manufacturing process through experimentation in the pilot plant, development of higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology. However, there can be no assurance that such improvements in efficiency and yield will occur, or that they will be material. These expenses are expected to be funded by sales. However, there can be no assurance that such sales will occur, or that they will be material. Research, development and pilot plant expenses for the three months ended September 30, 1999 and 1998 were $104,595 and $138,321, respectively, a decrease of $33,726, or 24%. For the nine months ended September 30, 1999 these expenses were $294,995 and $362,006, a decrease of $67,011 or 18%. Analytical testing and field studies, relating to the start of manufacture of AstaXin(R) during 1998, did not recur in the three months and nine months ended September 30, 1999. This resulted in a decrease in research, development and pilot plant expenses for the three months and nine month ended September 30, 1999 as compared to the three month and nine month periods ended September 30, 1998.

               General and administrative expenses
General and administrative expenses have decreased, primarily due to the Company's operating without a designated CEO since mid-1998 (the Company's Board of Directors as a group presently performs the functions of CEO). General and administrative expenses for the three months ended September 30, 1999 and 1998 were $74,834 and $96,821, respectively, a decrease of $21,987 or 23%. These expenses were $248,554 and $413,369, respectively, for the nine months ended September 30, 1999 and 1998, a decrease of $164,815 or 40%. General and administrative expenses are expected to continue at approximately $30,000 per month in the near term, and are expected to be funded by sales. However, there can be no assurance that such sales will occur, or that they will be material.
                       Litigation expenses
Management expects to recover these litigation expenses, associated with the suit filed against the Company by ADM and the Company's counterclaim, through damage awards and preservation of the commercial product rights associated with AstaXin(R). However, there can be no assurance that the Company will receive damage awards or that its rights will be preserved. Litigation expenses for the three months ended September 30, 1999 and 1998 were $75,479 and $38,318, an increase of $37,161 or 97%.
Litigation expenses for the nine months ended September 30, 1999 and 1998 were $433,973 and $222,016, respectively, an increase of $211,957 or 95%.



                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Results of Operations (continued)
                 Litigation expenses (continued)
These expenses are expected to continue, in the near term, at levels based on management's continual re-assessment of the potential benefits versus the costs of its litigation efforts. They are expected to be funded by additional capital contributions or loans from the Company's directors and other investors. At the present time, a range of reasonably possible losses from this litigation cannot be estimated (See also Note 5 to the financial statements on page 13 of this document).
            Interest expense, net of interest income
Net interest expense for the three months ended September 30, 1999 and 1998 was $173,903 and $153,094, respectively, an increase of $20,809, or 14%. Net interest expense for the nine months ended September 30, 1999 and 1998 was $517,609 and $364,289, respectively, an increase of $153,320 or 42%. These increases result from $5,000,000 in notes issued during April 1998 pursuant to the Company's right's offering. It is expected that the note holders will use these notes to exercise outstanding warrants issued to the note holders, when and if the Company achieves profitable operations. However, there can be no assurance that such profitable operations will occur, or that they will be material, or that the note-holders will exercise these warrants.

                            Net loss
As a result of the foregoing, the Company reported net losses of $493,242 and $486,191, or $0.01 and $0.02 per share, respectively, for the three months ended September 30, 1999 and 1998. The Company also reported net losses of $1,729,158 and
$1,826,662, or $.06 and $.09 per share, respectively, for the nine months ended September 30, 1999 and 1998. The weighted average number of shares of common stock outstanding increased to 36,936,566 and 30,846,897, respectively for the three months and nine months ended September 30, 1999 from 21,527,100 and 19,636,887, respectively, for the three and six months ended September 30, 1998. This increase of 15,409,466 and 11,210,010 weighted average shares, respectively, for the three month and nine month periods ended September 30, 1999 over the same periods in 1998 is caused by: the issuance of 80,000 shares of common stock in lieu of interest payments on the variable rate subordinated debenture, the conversion of 187,500 shares of preferred stock into 375,000 shares of common stock, the issuance of 866,667 shares of stock in payment of legal fees and retainers, and the issuance of 16,666,668 shares to directors and other investors for cash at $.06 per share, or $1,000,000, during the twelve month period ended September 30, 1999 (See also note 3 to the financial statements on page 12 of this document).

Financial Position

During the nine months ended September 30, 1999 and 1998, the following materially affected the Company's financial position:

The Company began producing commercial quantities of AstaXin(R) in January 1998, capitalizing additional inventory of $120
,060  and  $595,955, respectively during the  nine  months  ended
September 30, 1999 and 1998.

The Company paid expense advances and retainers, which have been capitalized and are included in prepaid expenses as of September 30, 1999 and 1998; as reduced by fees billed, and which will be drawn down against future costs associated with on-going litigation against ADM. These amount to approximately $140,000 and $330,000, respectively as of September 30, 1999 and 1998.

During the nine months ended September 30, 1999 the Company issued 16,666,668 new shares of common stock to directors and other investors at $.06 per share, or $1,000,000.




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

In  December  of  1988,  the  Company suspended  payment  of  the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvement in cash flow. Unpaid dividends cumulate for future payment or increase the liquidation preference or redemption value of the preferred stock. As of September 30, 1999 and 1998, total dividends in arrears on the Company's preferred stock was $208,328 and $189,389, respectively, of which $208,328 ($7.04 per share) and $189,389 ($6.40 per share), respectively, was included in the carrying value of the redeemable preferred stock

Liquidity and Capital Resources

Historically, the Company has been funded primarily by equity contributions and loans from stockholders. As of September 30, 1999 and 1998, the Company had working capital of $1,201,991 and $1,722,516, respectively, a decrease of $520,525. The Company had cash and cash equivalents of $12,753 and $823,135 as of September 30, 1999 and 1998, respectively. In order to continue to fund operations in the near term, until profitable operations occur, the Company plans to continue to obtain additional capitalization from directors and other investors.

Cash used by operations in the nine months ended September 30, 1999 and 1998 amounted to $1,410,400 and $2,253,422, respectively. This decrease in cash used in operations of $843,022 over the nine months ended September 30, 1998 results from reductions in research and development and general and administrative expenses and a temporary halt in production of AstaXin(R) during the nine months ended September 30, 1999.

Cash provided by investing activities for the nine months ended September 30, 1999 and 1998 amounted to $4,659 and $109,857, respectively. The decrease of $105,198 in cash provided by investing activities over the nine months ended September 30, 1998 results primarily from a decrease in the amount of principal repayments on a loan receivable during the nine months ended September 30, 1999. These repayments by the Company's contract manufacturer are suspended during the temporary halt in production which continues during the nine months ended September 30, 1999.

Cash provided by financing activities for the nine months ended September 30, 1999 and 1998 amounted to $1,053,699 and $2,942,152 respectively, a decrease of $1,888,453, results primarily from net proceeds from the rights offering of $2,438,288 received during the nine months ended September 30, 1998.







                    IGENE Biotechnology, Inc.
                             PART II
                        OTHER INFORMATION

     Item 1.  Legal Proceedings

     On July 21, 1997, ADM filed suit against the Company in the U.S. District Court in Baltimore, Maryland alleging patent infringement and requesting a preliminary injunction against the Company to cease the use of its astaxanthin manufacturing process. On August 4, 1997, the Company filed a $300,450,000 contract and trade secrets counterclaim against ADM, alleging theft of trade secrets. The Company is also claiming breach of contract, in regards to a licensing agreement entered into by the Company and ADM in 1995. The Company contends that it complied with all material terms of this agreement. On September 10, 1997 the District Court denied ADM's request for a preliminary injunction on the basis that ADM could not demonstrate a likelihood of success on the merits of its patent infringement allegations. To date, a stay on all discovery has been imposed by the court, while a court-appointed expert analyzed the yeast products of both parties. Most recently, and pursuant to an order issued by the judge on July 16, 1999, both the Company and ADM communicated to the court their willingness to pursue a mediated settlement of this dispute. During the period from October 1, 1999 through October 28, 1999, the parties were unable to resolve the dispute through mediation. Thus, the litigation has been returned to the court for a judicial disposition. It is management's contention that it is not probable that this dispute will result in an unfavorable outcome. Accordingly, no liability has been reflected in the accompanying balance sheet. The Company had expenses of $433,973 and $222,016, respectively, in the nine months ended September 30, 1999 and 1998 relating to this litigation, which is on-going.


     Item 2.  Changes in Securities and Use of Proceeds.

     Dividends on Common Stock are currently prohibited because of the preferential rights of holders of Preferred Stock. The Company has paid no cash dividends on its Common Stock in the past and does not intend to declare or pay any dividends on its Common stock in the foreseeable future.

     With respect to sales of securities not registered under the
     Securities  Act,  see  Notes  3  and  6  to  the   financial
     statements, at page 12 and 13 of this report.

     Item 3.  Defaults Upon Senior Securities.

     None

     Item 4.  Submission of Matters to a Vote of Security
              Holders.

     At the annual meeting of stockholders held on September 16, 1999, the following matters were submitted to stockholders' vote and were approved by a majority of votes: (1) seven directors were elected: Joseph C. Abeles, John A. Cenerazzo, Stephen F. Hiu, , Thomas L. Kempner, Michael G. Kimelman, Sidney R. Knafel, and Patrick F. Monahan; and (2) approval of the appointment of Berenson & Company LLP as the Company's independent auditors for 1999.










                    IGENE Biotechnology, Inc.
                             PART II
                        OTHER INFORMATION
                           (continued)

     Item 4.  Submission of Matters to a Vote of Security
              Holders.  (continued)

     Results of the voting were as follows:

                                        Votes         Votes        Votes
                                         For         Against     Abstained
                                      ____________  _________    _________
     (1)   Election of Directors
             Joseph C. Abeles          26,151,379    19,350           ---
             John A. Cenerazzo         26,151,379    19,350           ---
             Stephen F. Hiu            26,151,354    19,375           ---
             Thomas L. Kempner         26,151,379    19,350           ---
             Michael G. Kimelman       26,151,354    19,375           ---
             Sidney R. Knafel          26,151,379    19,350           ---
             Patrick F. Monahan        26,151,379    19,350           ---


      (2)  Approval of Auditors        26,151,778    18,351           600


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



                                   IGENE Biotechnology, Inc.
                                   _________________________
                                   (Registrant)




     Date   November 14, 1999      By      /s/Stephen F. Hiu
            __________________     _________________________
                                   Stephen F. Hiu
                                   President and Treasurer
                                   (On  behalf of the Registrant
                                   and as Principal
                                   Financial Officer)



