Form 10KSB
period 1999-12-31
IGENE BIOTECHNOLOGY INC
filed 2000-04-13
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-KSB
(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934.

           For the fiscal year ended December 31, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                 Commission file number 0-15888

                    IGENE Biotechnology, Inc.
     ________________________________________________________
         (Name of Small Business Issuer in Its Charter)

            Maryland                       52-1230461
________________________________    _________________________
State of other jurisdiction of           (IRS Employer
incorporation or organization)            Identification No.

9110 Red Branch Road, Columbia, Maryland      21045
________________________________________  ___________________
(Address of principal executive offices)    (Zip Code)

                        (410) 997-2599
      ________________________________________________
      (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class   Name of Each Exchange on Which Registered
___________________   _________________________________________
       None                             None

Securities registered pursuant to Section 12(g) of the Exchange Act:

           Common Stock (par value $.01 per share
           ______________________________________
                       (Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X            NO
      ___                ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State  issuer's  revenues for its most  recent  fiscal year.
$27,441

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date
within the past 60 days.     $9,228,393 as of March 1, 2000
(Note: The officers and directors of the issuer are considered affiliates for purposes of this calculation.)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
As of March 1, 2000 there were 48,098,758 shares of the issuer's common stock outstanding.

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

     The Company has devoted its resources to the development of proprietary processes to convert selected agricultural raw materials or feedstocks into commercially useful and cost effective products for the food, feed, flavor and agrochemical industries. In developing these processes and products, the Company has relied on the expertise and skills of its in-house scientific staff and, for special projects, various consultants.

     The Company leases manufacturing capacity in Mexico City, Mexico, and also has pilot plant facilities in Columbia, Maryland. The Company is manufacturing its own products and has also licensed certain products to third party manufacturers.

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

     Additional foreign approval applications for AstaXin(R), including those for the European Union, are in progress. The FDA has also indicated to the Company that all of the necessary documentation for the approval of the use of astaxanthin from Phaffia as a fish feed additive has been received and should be approved in the near future. When this occurs, it will allow the use of AstaXin(R)in fish feed in the United States.

     The Company is beginning to explore the possible use of AstaXin(R) as a human nutritional supplement. If pursued, additional safety tests may be required as well as pre-market notification to the FDA. Comparable agencies in the European Union and other foreign countries may have their own additional registration procedures. No applications for approval of AstaXin(R) as a human nutritional supplement have yet been submitted.

     The Company has not incurred and does not anticipate any material environmental compliance costs due to the fact that the Company's contract manufacturer and licensed manufacturer have primary responsibility for environmental compliance and that the Company's current products and manufacturing processes are not associated with, and are not expected to result in any material environmental compliance issues.

Research and Development

     As of December 31, 1999, the Company had expended approximately $11,526,000 on research and development since its inception on October 27, 1981 and has, as of December 31, 1999, received revenues from product sales and royalties of approximately $2,040,000 from the proprietary processes resulting from such research and development. The Company will continue to incur research and development costs in connection with improvements in its existing processes and products, but it does not anticipate development of new processes and products in 2000.

      Research and development expenditures for each of the last two years are as follows:

     1998  $452,755
     1999   350,659

     The Company's research and development activities have resulted in the development of processes to produce the products hereinafter discussed.

Commercial Products

AstaXin(R)

     AstaXin(R) is the Company's tradename for its dried yeast product made from a proprietary strain of yeast developed by the Company. AstaXin(R) is a natural source of astaxanthin, a pigment which imparts the characteristic red color to the flesh of salmon, trout, prawns, and certain other types of fish and shellfish. In the ocean, salmon and trout obtain astaxanthin from krill and other planktonic crustaceans in their diet. A krill and crustacean diet would be prohibitively expensive for farm raised salmonids; without the addition of astaxanthin, the flesh of such fish is a pale, off-white color which is less appealing to consumers expecting "salmon-colored" fish. Fish feeding trials in Europe, Asia, and North and South America have demonstrated the efficacy of AstaXin(R). An estimated 700,000 metric tons of farm raised salmon are produced annually worldwide.

      On  July  3,  1997,  the  Company  signed  a  non-exclusive manufacturing agreement with Fermic, S.A. de C.V., of Mexico City, Mexico, for the production of its natural astaxanthin pigment, AstaXin(R), in Fermic's manufacturing facility in Mexico. Commercial production began in January of 1998, and the Company continues to manufacture and intends to sell AstaXin(R) worldwide, directly or through distributors to meet an anticipated demand for the product.

    The Fermic contract provides that the manufacturer has a non-exclusive right to produce AstaXin(R)and is paid a fee based on manufacturing capacity. Fermic provides equipment and facilities necessary to manufacture and store the product and is responsible for purchasing raw materials. The Company is responsible for sales efforts and for ensuring the quality of the pigment. The Company also has a role in ensuring that the manufacturing process works effectively. The term of the contract has been extended through March 31, 2000. (See also item 2. Description of Property). The Company is currently negotiating a contract extension, including a modification of its fee arrangement with the manufacturer so that future fees will be based on quantity of product produced.

     Based on estimates of worldwide production of farm raised salmon, the Company believes the market for astaxanthin as a color additive in salmon feed exceeds $200,000,000 per year worldwide, which would be equivalent to approximately 10,000 metric tons of AstaXin(R). A single competitor, which produces a chemically synthesized product, presently controls more than 95% of the world market for astaxanthin as a pigment for aquaculture. Igene's production for the year 2000 will depend on market demand for the product, but is projected to exceed 75 metric tons of AstaXin(R), which would be less than 1% of the potential worldwide market for astaxanthin as a color additive in salmon feed. The Company has significant unused production capacity at its manufacturing plant in Mexico City which could be fully utilized within 3 to 6 months to meet additional demand as deemed necessary.

     The Company is presently engaged in commercial trials of AstaXin(R) with fish farming companies in Chile, which have been successful and have resulted in total sales to date in 1999 and through February 4, 2000 totaling approximately $100,000. The Company is also beginning, during the first quarter of 2000, to investigate other possible commercial uses of AstaXin(R), including its application as a human nutritional supplement (See also Competition).

     Sales of AstaXin(R) amounted to 66% and 93% of revenue for 1999 and 1998, respectively, of which 98% of the 1998 revenue represented sales to a single foreign distributor located in
Mexico. This distributor, to date, has had limited success in marketing the product. Sales of AstaXin(R) in 1999 of approximately $18,000 and subsequent sales during the quarter ended March 31, 2000 of approximately $78,000 resulted from the Company's marketing efforts on its own behalf, primarily based on the completion of successful commercial sized fish production trials with Chilean salmon farmers.

      During 1997 Archer-Daniels Midland, Inc. (ADM) filed suit against the Company alleging patent infringement regarding AstaXin(R). The Company filed a counter-suit against ADM alleging theft of trade secrets. This litigation is on going (See also
Item 3. Legal Proceedings).

ClandoSan(R)

     ClandoSan(R) is the Company's registered trademark for its natural nematicide made from crab and crawfish exoskeletons and processed into pellets or granules by patented technology developed by the Company. The product acts in soils as a biological control agent by stimulating the growth of normal soil microorganisms, which produce chitinase, and other enzymes that degrade chitin present in the cuticles and eggs of plant-pathogenic nematodes. ClandoSan(R) does not have a direct adverse effect on plant-pathogenic nematodes either in vitro or in sterilized or irradiated soils and only acts indirectly to suppress nematode populations in soils.

     On March 17, 1988, ClandoSan(R) was registered by the EPA for use with agricultural and horticultural crops in accordance with the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA") section 3(c)(5). ClandoSan(R) is now registered in 49 states and is produced and distributed by a licensed manufacturer in the United States.

     The Company receives royalties based on a percentage of sales of ClandoSan(R). ClandoSan(R) royalties amounted to 34% and 7% of revenue for 1999 and 1998, respectively.

Patents and Trademarks

     It is the Company's policy to protect its intellectual property rights by a variety of means, including applying for patents and trademarks in the United States and in other countries. The Company also relies upon trade secrets and improvements, un-patented proprietary know-how and continuing technological innovation to develop and maintain its competitive position. In this regard, the Company places restrictions in its agreements with third parties with respect to the use and disclosure of any of its proprietary technology. The Company also has internal nondisclosure safeguards, including confidentiality agreements with employees and consultants.

     All patents and trademarks are carefully reviewed and those with no foreseeable commercial value are abandoned to eliminate costly maintenance fees. Patents, trademarks on technology and products with recognized commercial value, and which the Company is currently maintaining, include those for AstaXin(R) and ClandoSan(R).

Competition

     Competitors in the biotechnology field in the United States and elsewhere are numerous and include major chemical, pharmaceutical and food companies, as well as specialized biotechnology companies. Competition can be expected to increase as small biotechnology companies continue to be purchased by major multinational corporations with their huge resources. Competition is also expected to increase with the introduction of more diverse products developed by biotechnology firms, increasing research cooperation among academic institutions and large corporations, and continued government funding of research and development activities in the biotechnology field, both in the United States and overseas. Unlike the majority of biotechnology companies, which are developing products principally for the pharmaceutical industry, this Company has focused its own activities on the development of proprietary products for use in food, fermentation and agricultural industries. In the future, however, competitors may offer products, which, by reason of price, or efficacy, or more adequate resources for technology advances, may be superior to the Company's existing or future products.

     A single large pharmaceutical company presently dominates the market for astaxanthin pigment for aquaculture in which the Company's product, AstaXin(R), is presently marketed and sold. The Company believes that AstaXin(R) will be able to be competitive with this dominant producer, and other producers whose products are chemically synthesized, since AstaXin(R) is made from yeast, which is a natural ingredient. As consumers and producers of fish become more aware of other alternatives, the Company believes that they will desire natural ingredients, such as those in AstaXin(R).

     Several companies are also known to be developing and marketing other natural astaxanthin products. Some of these companies' products are made from algae, while others are made from yeast. The Company believes that AstaXin(R) will be competitive with other companies' astaxanthin products which are made from algae, due to higher production capacity, ease of obtaining additional capacity as needed, and lower production costs. The Company also believes that AstaXin(R) will be competitive with other companies' astaxanthin products which are also made from yeast due to our proprietary process to disrupt yeast cell walls, which, as studies have shown, make AstaXin(R) more readily absorbed by the fish.

     The Company is also interested in, and is beginning to explore, the possible use of AstaXin(R) as a human nutritional supplement. This market is attractive because of potentially higher profit margins. Other companies are known to also be developing and marketing astaxanthin products for the human nutritional supplement market. The Company can not yet predict how competitive it would be in this market.

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

Employees

     At December 31, 1999, the Company had 9 employees, 8 of whom were full-time employees. Four of the full time employees are in administration and/or marketing, while the remainder are engaged in research, process development and support of manufacturing activities. The full time marketing employees include the

Company's technical representative in Chile. The remainder of the employees are based in the U.S. The Company also utilizes various consultants on an as-needed or short-term basis.

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

     The Company also leases, on a continuing basis, manufacturing capacity at Fermic S.A. de C.V. (Fermic) in Mexico City, Mexico. During 1997 the Company loaned $500,000 to Fermic for the purchase of manufacturing equipment, which is being used for the production of AstaXin(R), along with other equipment which Fermic already owned. Under its agreement with this manufacturer, the Company was to be repaid on this loan over a two year period, which began January 1998. During 1999, the loan has been modified so that it will be repaid by December 31, 2000. The manufacturer owns this equipment, with the Company retaining only a security interest until the loan is fully repaid. The Company has also purchased approximately $245,000 of additional manufacturing equipment for use in this manufacturing process in Mexico, in which the Company currently retains full title.

     During the fourth quarter of 1999, the Company began leasing office space, on a month-to-month basis, in Chile, for the conduct of marketing and technical support activities by its full-time technical representative.

     The Company currently owns or leases sufficient equipment and facilities for its operations and all of this equipment is in satisfactory condition and is adequately insured. There are no current plans for improvement of this property. If demand for the Company's product, AstaXin(R), increases, the Company plans to lease additional, available manufacturing capacity at Fermic in Mexico City.

ITEM 3.  LEGAL PROCEEDINGS

     On July 21, 1997 Archer Daniels Midland, Inc. (ADM) filed suit against the Company in the U.S. District Court in Baltimore, Maryland alleging patent infringement and requesting a preliminary injunction against the Company to cease the use of its axtaxanthin manufacturing process. On August 4, 1997, the Company filed a $300,450,000 contract and trade secrets counterclaim against ADM, alleging theft of trade secrets. The Company is also claiming breach of contract, in regards to a licensing agreement entered into by the Company and ADM in 1995. The Company contends that it complied with all material terms of this agreement. On September 10, 1997 the District Court denied ADM's request for a preliminary injunction on the basis that ADM could not demonstrate a likelihood of success on the merits of its patent infringement allegations. To date, the court has imposed a stay on all discovery, while a court-appointed expert analyzes the yeast products of both parties. Pursuant to an order issued by the judge on July 16, 1999, both the Company and ADM communicated to the court their willingness to pursue a mediated settlement of this dispute. During the period from October 1, 1999 through October 28, 1999, the parties were unable to resolve the dispute through mediation. Thus, the litigation has been returned to the court for a judicial disposition. It is management's contention that it is not probable that this dispute will result in an unfavorable outcome. Accordingly, no liability has been reflected in the accompanying balance sheet. The Company had expenses of $530,882 and $399,492, respectively, in 1999 and 1998 relating to this litigation, which is on going.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

Common Stock

     Commencing on or about June 12, 1989, the Company's common stock began trading on the over-the-counter market on a limited basis and is quoted on the National Quotation Bureau's OTC "bulletin board". The following table shows, by calendar quarter, the range of representative bid prices for the Company's common stock for 1998 and 1999.

            Calendar Quarter         High            Low
            ----------------         --------        --------
     1998:  First Quarter            $  .1100        $ .0600
            Second Quarter           $  .2100        $ .1000
            Third Quarter            $  .1500        $ .0500
            Fourth Quarter           $  .0600        $ .0400

     1999:  First Quarter            $  .1150        $ .0450
            Second Quarter           $  .1100        $ .0750
            Third Quarter            $  .0900        $ .0625
            Fourth Quarter           $  .0850        $ .0400


     Management obtained the above information from the National Quotation Bureau. Such quotations are inter-dealer quotations without retail mark-up, mark-downs, or commissions, and may not represent actual transactions. The above quotations do not reflect the "asking price" quotations of the stock.

     The approximate number of record holders of the Company's common stock as of March 1, 2000 was 250. As of March 1, 2000, the high bid and low offer prices for the common stock, as shown on the "bulletin board" were $0.52 and $0.55, respectively.

Preferred Stock

     There was no public market for the Company's preferred stock during 1998 and 1999 and since January 25, 1988, no quotations for the preferred stock have been reported on NASDAQ. The approximate number of record holders of preferred stock as of March 1, 2000 was 12.

Dividend Policy

     When and if funds are legally available for such payment under statutory restrictions, the Company may pay annual cumulative dividends on the preferred stock of $.64 per share on a quarterly basis. During 1988 the Company declared and paid a cash dividend of $.16 per share. In December 1988, the Company suspended payment of the quarterly dividend of $.16 per share of preferred stock. No dividends have been declared or paid since 1988. Any resumption of dividend payments on preferred stock would require significant improvement in cash flow. Preferred stock dividends are payable when and if declared by the Company's board. Unpaid dividends accumulate for future payment or addition to the liquidation preference and redemption price of the preferred stock. As of December 31, 1999 the total amount of dividends in arrears with respect to the Company's preferred stock was $190,562.

     Dividends on common stock are currently prohibited because of the preferential rights of holders of preferred stock. The
Company has paid no cash dividends on its common stock in the past and does not intend to declare or pay any dividends on its common stock in the foreseeable future.

Sales of Unregistered Securities

      During 1999, the Company issued to certain directors and other accredited investors 24,791,668 new shares of common stock at prices ranging from $.05 to $.08, based on the current market price of the Company's stock at the time of issue. The total proceeds received in these issues was $1,500,000. In return for committing to these investments, these investors also received 24,791,668 warrants to purchase shares of common stock at equivalent prices (ranging from $.05 to $.08 per share, based on the current market price of the Company's stock at the time of issue), expiring 10 years from the dates of issue. The funds received in these transactions have been used to continue operations of the Company and to fund legal expenses associated with on going litigation (See item 3. Legal Proceedings).

     During 1999, the Company issued 80,000 shares of common stock to The Dow Chemical Co. in payment of interest on a variable rate subordinated debenture . If paid in cash, the interest would have been payable at 12%, or $180,000 per year. Shares may be issued in lieu of cash under the debenture agreement at the higher of $2.25 per share or market price per share. The stock was issued and related interest was paid in 1999 at $2.25 per share, or $180,000, in each year.

     The Company issued 866,667 shares of common stock in payment of legal fees during 1999, recording additional capital and legal expenses of $49,750, based on the market value of the stock at date of issue.

     All  of  the  foregoing securities were issued  pursuant  to
Section 4(2) of the Securities Act of 1933.

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

Results of Operations

    Sales and other revenue
    During the fourth quarter of 1999, the Company began large-scale commercial trials of AstaXin(R) with several of the major salmon farmers in Chile. These trials, which take between nine and twelve months each to complete, resulted in sales of AstaXin(R) of $18,131 in 1999, and have also resulted in sales of approximately $78,500 during the first quarter of 2000. In the first quarter of 2000, two of these customers completed their trials with excellent results, and have indicated their desire to expand their usage of AstaXin(R) to 5 to 10 times their current usage, beginning in the second quarter of 2000. In addition to sales for the first quarter of 2000, the Company has received subsequent orders for approximately $150,000. However, there can be no assurance that these communications and orders will result in sales, or that they will be material. Throughout the second through fourth quarters of 2000, other companies, whose trials are now in progress, are expected to complete those trials. These trials are expected to have similar results, based on preliminary data obtained thus far, and should result in additional and increased sales to these companies during and following the trials. However, there can be no assurance that such sales will occur or that they will be material. The Company began commercial production of AstaXin(R) with a contract manufacturer in January 1998. During 1998, the Company had $203,860 in sales of AstaXin(R). This entire amount of 1998 sales was to a single distributor. This distributor had not made significant sales of AstaXin(R) to end users, and therefore the Company discontinued marketing through this distributor during 1999 and began substantial marketing efforts on its own. The Company also earned licensing revenue of $9,310 from ClandoSan(R) during 1999, compared with gross revenue from licensing of ClandoSan(R) of $14,236 in 1998, which represents a decrease of 35%. The Company has continued to focus its efforts primarily on AstaXin(R) during 1999 and 1998. The foregoing resulted in sales and other revenues for the year ended December 31, 1999 of $27,441, decreased from $218,095 in 1998. This is a decrease in overall revenue of $190,665 or 87%.

    Cost of sales
    During a successful implementation test of certain improvements in its production process, which had been developed in the Company's pilot plant, commercial production was suspended during the first quarter of 1999. A temporary resumption of production during the second quarter of 1999 confirmed that the improvements resulted in increased efficiency and yields in the manufacturing process. In June 1999, and continuing until the present, production has been suspended, until sales volume warranted additional production. While production was suspended, the Company provided product for the market from its existing inventory. The Company plans to resume commercial production in the second quarter of 2000, since the successful trials have resulted and are expected to continue to result in increased sales of AstaXin(R). However, there can be no assurance that such sales will occur or that they will be material. The preceding resulted in cost of sales for 1999 and 1998 of $157,966 and $809,288, respectively, a decrease of $651,322 or 80%. During 1999 and 1998, gross losses on sales of AstaXin(R) of $139,835 and $605,428, respectively, were recorded. These gross losses were caused by inefficiencies in the initial commercial production runs, the costs of which exceeded the market value of the product. Production efficiency continued to improve during 1998 and 1999, and the Company expects to achieve gross profits on sales of AstaXin(R) produced in 2000, provided that sufficient sales are achieved. However, there can be no assurance that such gross profits will be realized or that they will be material. The Company expects to incur future production costs for
AstaXin(R) of at least $200,000 per month beginning during the second quarter of 2000, which are expected to be funded by product sales. However, there can be no assurance that such sales will occur, or that they will be material. Once the Company is producing and selling AstaXin(R) at a gross profit, management plans to expand production capacity to meet an expected increase in demand for AstaXin(R). There were no production costs for ClandoSan(R) during 1999 and 1998. The Company has discontinued direct production and sales of this product and earns revenue only through royalties on sales by its licensed manufacturer in 1999 and 1998, incurring no costs of sales.

    Marketing and selling expenses
    The Company substantially increased its marketing efforts during 1999 as it escalated the promotion of AstaXin(R). During the commercial trials as described above, the Company delivered large quantities of AstaXin(R) either free to the customer or at reduced prices in exchange for agreements to purchase additional product during the trial period. The Company's administrative and marketing employees have traveled extensively to Chile to promote AstaXin(R). The Company also hired a technical representative in Chile during the fourth quarter of 1999, and during the first quarter of 2000 has formed a foreign subsidiary entity in Chile. The Company plans to hire an additional technical representative during the second quarter of 2000. The Company has also engaged, during the first quarter of 2000, a full-time consultant to market AstaXin(R) in Europe and to explore the market for the use of AstaXin(R) as a human nutritional supplement. This consultant has considerable experience in both the salmon farming industry and in the human nutritional supplement market. The forgoing resulted in marketing and selling expenses for 1999 and 1998 of $493,535 and $9,862, respectively, an increase of $483,673. Marketing expenses for AstaXin(R) are expected to continue to increase, since to achieve continuing and increasing sales the Company will need to make additional marketing efforts on its own and with the help of distributors or marketers. These additional expenses are expected to be funded by revenues from product sales, if future product sales occur.

    Research, development and pilot plant expenses
    A decrease in research, development and pilot plant expenses resulted from the continuing transfer of efforts from the pilot plant to direct support of commercial manufacturing during 1999. Research, development and pilot plant expenses for 1999 and 1998 were $350,659 and $452,755, respectively, a decrease of $102,096, or 23%. These expenses are expected to continue at approximately $35,000 per month in the near term in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, development of higher yielding strains of yeast and other improvements in the Company's
AstaXin(R) technology. However, there can be no assurance that such improvements in efficiency and yield will occur, or that they will be material. These expenses are expected to be funded through June of 2000 by available cash and additional funding from stockholders, and by profitable operations beyond that date, if profitable operations occur.

    General and administrative expenses
    General and administrative expenses for 1999 and 1998 were $324,239 and $502,564, respectively, a decrease of $178,325, or 35%. This decrease resulted primarily from the Company's operating without a designated CEO during 1999. The Company does not plan to hire a replacement in the near future, but will continue to be operated by its Board of Directors. General and administrative expenses are expected to continue in the near future at approximately $36,000 per month. These expenses are expected to be funded through June of 2000 by available cash and additional funding from stockholders, and by profitable operations beyond that date, if profitable operations occur.

    Litigation expenses
    Management expects to ultimately recover litigation expenses, which are associated with the suit filed against the Company by ADM and the Company's counterclaim, through damage awards and through preservation of the commercial product rights associated with AstaXin(R). However, there can be no assurance that the Company will receive damage awards or that its rights will be preserved. Litigation expenses for 1999 and 1998 were $530,882 and $399,492, respectively, an increase of $131,390 or 33%. The Company estimates that the costs of litigation will continue in the near future at levels based on management's continuing assessments of potential costs and benefits of various litigation strategies and alternatives. These expenses are expected to be funded by available cash and additional funding from stockholders. A range of reasonably possible losses from the litigation cannot be estimated at this time.

    Interest expense (net of interest income)
    Net interest expense for 1999 and 1998 was $695,500 and $540,275, respectively, an increase of $155,225, or 29%. This increase resulted from additional debt of $5,000,000 issued in the Company's rights offering of March 1998 and a reduction in interest income of $60,565.

    Net loss and net loss per common share
    As a result of the foregoing, the Company reported net losses of $(2,525,340) and $(2,499,694), respectively, for 1999 and 1998; an increased loss of $(25,646) or 1%. This is a loss of $(.08) and $(.12) per share, respectively, for 1999 and 1998. The weighted average number of shares of common stock outstanding of 33,979,575 and 20,672,092, respectively, for 1999 and 1998 have increased by 13,307,483 shares. This resulted from the issuance of 80,000 shares during 1999 in lieu of interest payment on a subordinated debenture, the conversion of 3,125 shares of preferred stock into 6,250 shares of common stock, the issue of 24,791,668 shares of stock to directors and other investors in direct purchases, and the issuance of 866,667 shares of common stock in payment of legal fees during 1999.

Financial Position

During 1999 and 1998, the following actions materially affected the Company's financial position:

   *  The  Company  loaned  $500,000  in  1997  to  its  contract manufacturer of AstaXin(R) for the purchase of manu-facturing equipment needed for the production of AstaXin(R). The loan was originally repayable over 23 months, beginning January 1998, with interest at 10%. During 1999, the loan repayment schedule was modified so that the loan matures December 31, 2000. The remaining balance of this loan is $206,780 and $250,783, respectively as of December 31, 1999 and 1998.

   * The Company purchased $73,171 in manufacturing equipment in 1998 for use in the production of AstaXin(R). The Company also purchased $28,593 and $58,354, respectively, of other equipment in 1999 and 1998, primarily for use in its pilot plant facility.

   * The Company issued $950,000 in debt during 1998 which was cancelled and repaid in March 1998 through use of proceeds from a rights offering. The Company then issued $5,000,000 in debt through a rights offering in March 1998, which matures March 31, 2003. The Company capitalized $211,713 in debt issue costs associated with this debt, of which $42,342 and $31,757, respectively, was amortized in 1999 and 1998. The net proceeds from the rights offering were $1,963,287.

   *  The   Company   retained  inventory   from  manufacture  of
      AstaXin(R) of $707,595 and $870,260, respectively, as of December 31, 1999 and 1998, a decrease of $162,665 from 1998.

   * The Company issued 80,000 shares in each of 1999 and 1998 of common stock in payment of interest on a variable rate subordinated debenture with a principal balance of $1,500,000, recording interest expense and increasing common stock and paid-in capital for $180,000 in each of 1999 and 1998.

   * The carrying value of redeemable preferred stock was increased and paid-in capital available to common shareholders was decreased by $18,438 and $18,940, respectively, in 1999 and 1998, reflecting cumulative unpaid dividends on redeemable preferred stock.

   * Holders of redeemable preferred stock and limited redemption preferred stock converted 3,125 and 187,500 shares, respectively, in 1999 and 1998, of preferred stock into 6,250 and 375,000 shares, respectively, of common stock, providing additional capital and reducing the liquidation value of redeemable preferred stock by $47,000 in 1999.

   * The Company issued 866,667 and 2,190,000 shares, respectively, of common stock in payment of legal fees in 1999 and 1998, recording additional capital and legal expenses of $49,750 and $162,000, respectively, based on the market value of the stock at date of issue.

   * The Company recorded additional paid-in capital of $205,640 in 1998 to reflect forgiveness of interest on outstanding promissory notes in conjunction with the Company's rights offering.

   *  The  Company received $1,500,000 in proceeds during 1999 in issuances  of 24,791,668 shares of new common stock through
      direct  purchases   by   directors   and  other  accredited
      investors.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of December 31, 1999, total dividends in arrears on the Company's preferred stock total $190,562 ($7.20 per share) and are included in the carrying value of the redeemable preferred stock.

Liquidity and Capital Resources

    Historically, the Company has been funded primarily by equity contributions and loans from stockholders. As of December
31, 1999 the Company had working capital of $1,040,018, and cash and cash equivalents of $216,297.

    Cash used by operating activities in 1999 and 1998 amounted to $(1,670,093) and $(2,731,077), respectively.

    Cash provided by investing activities decreased by $107,580, from $129,174 in 1998 to $21,594 in 1999. This is a result of capital expenditures for manufacturing equipment relating to production of AstaXin(R) in 1998, and repayments of $249,217 loaned to Fermic for the purchase of manufacturing equipment relating to production of AstaXin(R) in 1998.

    Cash provided by financing activities decreased by $1,442,151 from $2,942,151 in 1998 to $1,500,000 in 1999.
Financing activities included net proceeds of $950,000 from issuance of notes to directors and $1,963,287 in net proceeds from a rights offering in 1998 and were entirely composed of proceeds of $1,500,000 from issuances of new common stock through direct purchases by directors and other accredited investors in 1999.

    Over the next twelve months, the Company believes it will need at least $2,000,000 in additional working capital. The Company hopes to achieve this from profits from sales of AstaXin(R) and additional stockholder funding through direct purchases of stock. On February 8, 2000, certain directors of the Company committed to provide up to $1,000,000 in additional funding to the Company through direct purchases of stock.
However, there can be no assurance that profits, if any, from sales, or additional funding will be available to the Company to fund its continued operations. The Company intends to spend approximately $420,000 on technology research over the next twelve months to improve manufacturing processes and research new strains for production of pigments.

    The Company does not believe that inflation has had a significant impact on its operations during 1999 and 1998.


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

    None.

                            PART III


ITEM 9. DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS,   CONTROL
        PERSONS, AND KEY EMPLOYEES


The  Company's directors are elected annually by the shareholders
of  the  Company.   The  directors, executive  officers  and  key
employees of the Company are as follows:


Name                     Age       Position with IGENE
---------------------    ---       -----------------------------
Michael  G. Kimelman      61       Chairman of the Board
                                   of Directors

Thomas L. Kempner         72       Vice Chairman
                                   of the Board of Directors

Stephen F. Hiu            43       Director, President, Treasurer,
                                   and Director of Research and
                                   Development

Patrick F. Monahan        49       Director, Secretary,
                                   and Director of Manufacturing

Joseph C. Abeles          85       Director

John A. Cenerazzo         76       Director

Sidney R. Knafel          69       Director


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

THOMAS L. KEMPNER is Vice Chairman of the Board of Directors and has been a Director of the Company since its inception in October 1981. He is and has been Chairman and Chief Executive Officer of Loeb Partners Corporation, investment bankers, New York, and its predecessors since February 1978. He is currently a Director of Alcide Corporation, CCC Information Services Group, Inc., Fuel Cell Energy, Inc. , Intermagnetics General Corp., and Roper Starch Worldwide, Inc. He is a Director Emeritus of Northwest Airlines, Inc.

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

PATRICK F. MONAHAN was appointed Director of Manufacturing and elected a Director of the Company in April 1991 and was elected Secretary in September 1998. He has managed the Company's fermentation pilot plant since 1982. Prior thereto, he was a technical specialist in the fermentation pilot plant of W.R. Grace and Co. from 1975 to 1982. He received an Associate of Arts degree in biology from Allegheny Community College and a B.S. degree in biology with a minor in Chemistry from Frostburg State College, Frostburg, Maryland.

JOSEPH C. ABELES, private investor, was elected Director of the Company on February 28, 1991. Mr. Abeles serves as Director of
Intermagnetics  General  Corporation, Bluegreen  Corporation  and
Ultralife Batteries, Inc.

JOHN A. CENERAZZO was Chairman of the Board from November 1989 to April 1991. He served as President of the Company from August 1988 through September 1989 and has been a Director since September 1987. He is a Director of U.S. Axle Corporation and Chairman and Director of Technicon Enterprises, Inc.

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     The Company believes that, during 1999, all of its officers, directors and holders of more than 5% of its common stock complied with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, except as follows: In 1997 and certain directors of the Company made various loans to the Company. The loans are evidenced by notes convertible into common stock. Certain directors also received warrants to purchase shares of common stock in 1997 and 1998 in conjunction with the 1997 notes and with a 1998 rights offering. During 1999, certain directors and other accredited investors also purchased stock through direct purchases of new stock and received warrants in conjunction with these purchases. The Company believes that none of the foregoing securities were reported by these directors on Forms 4 or Forms 5 filed with the Securities and Exchange Commission. In making this disclosure, the Company has relied solely on written representations of its directors, officers and more than 5% holders and on copies of reports that have been filed with the Securities and Exchange Commission.

ITEM 10.    EXECUTIVE COMPENSATION

    During 1999 and 1998, no executive officer's annual cash compensation exceeded $100,000. Following the resignation of the Company's former CEO, Ramin Abrishamian during 1998, the functions of chief executive officer have been performed by the Company's Board of Directors (Messrs. Abeles, Cenerazzo, Hiu, Kempner, Kimelman, Knafel, and Monahan (see Item 9)) acting as a group. During 1999 and 1998 the Directors were not compensated for their Board or Committee activities.

     Other than the 1986 and 1997 stock option plans and the Simple Retirement Plan described below, the Company has no profit sharing or incentive compensation plans.

Simple Retirement Plan
----------------------

     Effective February 1, 1997 the Company adopted a Simple Retirement Plan under Internal Revenue Code Section 408(p). The plan is a defined contribution plan, which covers all of the Company's employees who receive at least $5,000 of compensation for the preceding year. The plan permits elective employee contributions. The Company makes a nonelective contribution of 2% of each eligible employee's compensation for each year. The Company's contributions to the plan for 1998 were $6,979, which is expensed in the 1998 statement of operations. The Company's contributions to the plan for 1999 were $6,569, which is expensed in the 1999 statement of operations.

Stock Option Plans
------------------

    The 1997 Stock Option Plan (the "Plan"), which was approved by the stockholders on November 17, 1997, and which succeeds the 1986 Stock Option Plan, provides for the issuance of options to acquire up to 20,000,000 shares of common stock of the Company. The 1986 Stock Option Plan provided for the issuance of options to acquire up to 2,000,000 shares of common stock of the Company. A committee of the Board of Directors administers the Plans.

    The purpose of the Plans is to advance the interests of the Company by encouraging and enabling the acquisition of a larger personal proprietary interest in the Company by directors, key employees, consultants and independent contractors who are employed by, or perform services for, the Company and its subsidiaries and upon whose judgment and keen interest the Company is largely dependent for the successful conduct of its operations. It is also expected that the opportunity to acquire such a proprietary interest will enable the Company and its subsidiaries to attract and retain desirable personnel, directors and other service providers.

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

    The Plans contain anti-dilution provisions in the event of certain corporate transactions.

    The Board of Directors may at any time withdraw from, or amend, the Plans and any options not heretofore granted. Stockholder approval is required to (i) increase the number of shares issuable under the Plans, (ii) increase the number of options which may be granted to any individual during a year,
(iii) or change the class of persons to whom options may be granted. No options shall be granted under the 1997 Plan after September 19, 2007 and no additional options may be granted under the 1986 Plan.

    Options to acquire 8,660,584 shares of common stock have been granted under the 1986 and 1997 Stock Option Plans and 8,070,750 options are outstanding under the Plans as of December 31, 1999. 1,742,865 options were granted during 1999. Subsequent to December 31, 1999, an additional 4,677,500 options were granted to employees on January 19, 2000.

Compensation of Directors
-------------------------

    During 1999, Directors were not compensated for their Board or Committee activities.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
          MANAGEMENT

    The following table sets forth information as of March 1, 2000 with respect to beneficial ownership of shares of the Company's outstanding common stock and preferred stock by (i) each person known to the Company to own or beneficially own more than five percent of its common stock or preferred stock, (ii) each Director, and (iii) all Directors and Officers as a group.

                                          Common Stock
                                  -----------------------------
                                     Number of
     Name and Address                Shares          Percent *
-------------------------         --------------   ------------
Directors and officers
----------------------

Joseph C. Abeles                   15,012,789(1)       24.57
  220 E. 42nd Street
  New York, NY  10017

John A. Cenerazzo                   1,912,456(2)        3.84
  PO Box 4067
  Reading, PA  19606

Stephen F. Hiu                      5,030,500(3)        9.45
  9110 Red Branch Road
  Columbia, MD  21045

Thomas L. Kempner                  66,532,836(4)       65.75
  61 Broadway
  New York, NY  10006

Michael G. Kimelman                10,218,950(5)       18.00
  100 Park Avenue
  New York, NY  10017

Sidney R. Knafel                   63,659,933(6)       64.51


  126 East 56th Street
  New York, NY  10022

Patrick F. Monahan                  3,074,400(7)        6.00
  9110 Red Branch Road
  Columbia, MD  21045

All Directors and Officers        165,441,864(8)       90.50
  as a Group (7 persons)

Others
-------

Thomas R. Grossman                  3,192,150(9)        6.43
    461 Grant Road
    North Salem, NY  10560

Fraydun Manocherian                 9,232,500(10)      16.42
    3 New York Plaza
    New York, NY  10004


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

3.   Includes   the  following: 25,500 shares; 4,955,000  options
     currently exercisable; and 50,000 warrants held by Dr. Hiu.

4. Includes 386,972 shares and 536,920 warrants held by Mr. Kempner. Also includes 5,666,916 shares, 1,616,066 shares subject to the conversion of $140,872 of long-term notes issued by the Company; and 21,628,007 warrants held by a trust under which Mr. Kempner is one of two trustees and the sole beneficiary. Also includes 5,626,918 shares; 1,616,067 shares subject to the conversion of $140,873 of long-term notes issued by the Company; and 21,606,405 warrants held a trust under which Mr. Kempner is one of two trustees and one of his brothers is the sole beneficiary. Also includes 203,880 shares and 110,095 warrants held by a trust under which Mr. Kempner is one of two trustees and another of his brothers is the sole beneficiary. Also includes 1,482,987 shares; 1,147,667 shares subject to the conversion of $79,200 of long-term notes issued by the Company; and 4,622,846 warrants held by trusts under which Mr. Kempner is one of two trustees and is a one-third beneficiary. Also includes 182,526 shares and 98,565 warrants held by Mr. Kempner's wife.

5.   Includes  1,661,360  shares;   1,500,000  options  currently
     exercisable, 804,568 shares subject to the conversion of $63,070 of long-term notes issued by the Company; and 6,253,022 warrants.

6. Includes 13,190,551 shares; 3,715,706 shares subject to the conversion of $306,200 of long-term notes issued by the Company; and 46,753,676 warrants owned or beneficially owned by Mr. Knafel.

7.   Includes   24,400   shares;   3,000,000  options   currently
     exercisable; and 50,000 warrants held by Mr. Monahan.

8. Includes 30,849,426 shares of common stock; 14,750 shares issuable upon the conversion of 7,375 shares of preferred stock; 9,487,750 options currently exercisable; 13,174,478 shares issuable upon the conversion of $5,656,030 of long-term notes issued by the Company; and 111,915,460 warrants.

9.   Includes  1,753,400  shares  of  common stock and  1,438,750 warrants.

10.  Includes   1,201,500   shares  of  common  stock  owned   or
     beneficially owned by Mr. Manocherian and 8,031,000 warrants held or beneficially owned by Mr. Manocherian.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The Company distributed, to holders of record on February 13, 1998, transferable rights to subscribe for and purchase 0.54 of a Unit for each share of common share or equivalent owned by such holder. Each Unit entitled the holder to receive $0.10 principal amount of 8% Notes due March 31, 2003 and warrants to purchase one share of common stock at an exercise price of $0.10 per share. Common shares or equivalents include: common stock, preferred stock, unexpired warrants, options exercisable, and convertible notes outstanding. The Company raised $5,000,000 through this Rights Offering, which was fully subscribed, and issued $5,000,000 in 8% Notes due March 31, 2003 and 50,000,000
warrants to subscribers. Certain directors and investors agreed to purchase Units equal to the difference between $2,000,000 and the proceeds from the Rights Offering; however, concurrently therewith the Company was required to repay $1,875,000 in promissory notes. The Rights Offering expired March 31, 1998. In consideration of certain directors and investors agreeing to subscribe to Units such that the Company receives at least
$2,000,000, the Company issued additional warrants to these directors and investors to purchase 20,000,000 shares of common stock, exercisable at $0.10 per share and expiring ten years after issue.

     The Company's stockholders purchased a total of 50,000,000 Units, including additional Units available to fully subscribing shareholders as a result of unexercised rights of other shareholders, under the terms of the Rights Offering. The Rights Offering period expired March 31, 1998. The Company's gross proceeds from the Rights Offering were $5,000,000, of which $1,875,000 was used to repay outstanding promissory notes due on March 31, 1998; and $950,000 was used to repay demand promissory notes issued from January 1, 1998 through March 31, 1998. The Company incurred fees and costs of $211,713 in relation to the Rights Offering, resulting in net proceeds after fees and debt repayment of $1,963,287. The Company recorded $5,000,000 in principal of new notes issued to holders of subscribed units, which are payable five years from date of issue and bear interest at 8%. In connection with the Rights Offering, the holders of subscriber Units also received warrants to purchase 50,000,000 shares of common stock expiring ten years from date of issue and exercisable at $.10 per share. ($5,000,000 of these 8% notes and 49,997,300 of these warrants remained outstanding as of March 1,
2000)

     During 1998, the Company also issued 4,000,000 warrants to purchase common shares, at $.10 per share, to its Chairman of the Board; and 9,500,000 warrants to purchase common shares, at $.10 per share, to certain directors who were the holders of $950,000 in demand notes issued during 1998.

     During 1999, the Company also issued 1,500,000 options to purchase common shares, at $.05 per share (which was the market value of the stock as of the date issued), to its Chairman of the Board under its 1997 Stock Option Plan.

     During 1999, the Company issued to certain directors and other accredited investors 24,791,668 new shares of common stock at prices ranging from $.05 to $.08, based on the current market price of the Company's stock at the time of issue. The total proceeds received in these issues was $1,500,000. In return for committing to these investments, these investors also received 24,791,668 warrants to purchase shares of common stock at equivalent prices (ranging from $.05 to $.08 per share, based on the current market price of the Company's stock at the time of issue), expiring 10 years from the dates of issue. The funds received in these transactions have been used to continue operations of the Company and to fund legal expenses associated with on going litigation (See item 3. Legal Proceedings).

                             PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON
         FORM 8-K

A.1. The following financial statements relating to 1999 and 1988 are filed as a part of this Report:

     Independent Auditors' Report.
     Balance Sheet as of December 31, 1999.
     Statements  of  Operations for the years ended  December  31,
         1999 and December 31, 1998.
     Statements  of  Stockholders' Deficit  for  the  years  ended
         December 31, 1999 and December 31, 1998.
     Statements  of  Cash Flows for the years ended  December  31,
         1999 and December 31, 1998.
     Notes to Financial Statements.

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

     10.2 Exchange Agreement made as of July 1, 1988 between the Registrant and now Dow Chemical Company, Inc. (f.k.a. Essex Industrial Chemicals, Inc.),. with respect to the exchange of 187,500 shares of preferred stock for a Debenture, constituting Exhibit 10.21 to Registration Statement No. 33-5441 on Form S-1, is hereby incorporated herein by reference.

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

     21.  Subsidiaries

                None

     23.  Consents of Berenson & Company LLP

     27.  Financial Data Schedule


(b) No reports on Form 8-K were filed during the Fourth Quarter of 1999.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IGENE Biotechnology, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

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




                         BERENSON & COMPANY LLP



New York, NY
February 25, 2000

                    IGENE Biotechnology, Inc.
                          Balance Sheet
                        December 31, 1999
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                     $    216,297
  Accounts receivable (note 15)                                       24,267
  Inventory                                                          707,595
  Loan Receivable (note 3)                                           206,780
  Prepaid expenses and other current assets                          153,160
                                                                -------------
      TOTAL CURRENT ASSETS                                         1,308,099

OTHER ASSETS
  Property and equipment, net (note 4)                               366,484
  Other assets (note 7)                                              142,489
                                                                -------------
      TOTAL ASSETS                                              $  1,817,072
                                                                =============
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses (note 5)                $    268,081
LONG-TERM DEBT
  Notes payable (note 7)                                           6,082,500
  Variable rate subordinated debenture (notes 6 and 7)             1,500,000
  Accrued interest (note 7)                                          851,550
                                                                -------------
      TOTAL LIABILITIES                                            8,702,131
                                                                =============
COMMITMENTS AND CONTINGENCIES (Notes 11, 12, 14 and 15)

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative, convertible, voting, series A, $.01 par value per share.
  Stated value $15.20 per share. Authorized 1,312,500 shares;
  issued and outstanding 26,467 shares. Redemption amount
  $402,298 (notes 8 and 9)                                           402,298
                                                                 ============
STOCKHOLDERS' DEFICIT (notes 8 and 9)
  Common stock -- $.01 par value per share. Authorized
     250,000,000 shares; issued and outstanding
     47,598,758 shares                                               475,988
  Additional paid-in capital                                      20,238,904
  Deficit                                                        (28,002,249)
                                                                 ============
    TOTAL STOCKHOLDERS' DEFICIT                                   (7,287,357)
                                                                 ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $ 1,817,072
                                                                 ============

The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc.
                    Statements of Operations




                                              Years ended December 31,
                                               1999             1998
                                           -------------    -------------
Sales                                      $     18,131     $    203,860
Cost of sales                                   157,966          809,288
                                           -------------    -------------
    Gross profit (loss)                        (139,835)        (605,428)

Technology licensing income                       9,310           14,235
                                           -------------    -------------
    Net revenue                                (130,525)        (591,193)
                                           -------------    -------------
Operating expenses:

    Marketing and selling                       493,535            9,862
    Research, development and pilot plant       350,659          452,755
    General and administrative                  324,239          502,564
    Litigation expenses (note 12)               530,882          399,492
                                           -------------    -------------
    Total operating expenses                  1,699,315        1,364,673
                                           -------------    -------------
    Operating loss                           (1,829,840)      (1,955,866)

Other expenses:

    Miscellaneous                                   ---            3,553
    Interest expense (net of interest
    income of $14,000 and $74,565,
    respectively, in 1999 and 1998)             695,500          540,275
                                           -------------    -------------
    Net Loss                                 (2,525,340)      (2,499,694)

Deficit at beginning of year                (25,476,909)     (22,977,215)
                                           -------------    -------------
Deficit at end of year                     $(28,002,249)    $(25,476,909)
                                           =============    =============
Net loss per common share (note 10)        $      (0.08)    $      (0.12)
                                           =============    =============

The accompanying notes are an integral part of the financial statements.


                    IGENE Biotechnology, Inc.
               Statements of Stockholders' Deficit

                                               Redeemable
                                             Preferred Stock        Preferred Stock
                                           -------------------    -------------------
                                           # shares  Amount       # shares  Amount
                                           --------- ---------    --------- ---------
Balance at December 31, 1997                 29,592  $411,920      187,500  $  1,875

Issuance of common stock in lieu
  of cash in payment of interest on
  subordinated debenture (note 6)               ---       ---          ---       ---

Cumulative undeclared dividends
  on redeemable preferred stock                 ---    18,940          ---       ---

Conversion of preferred stock
  into common stock                             ---       ---     (187,500)   (1,875)

Issuance of common stock in lieu of
  cash in payment of legal fees                 ---       ---          ---       ---

Exercise of warrants                            ---       ---          ---       ---

Capital contribution - forgiveness of
  interest on promissory notes                  ---       ---          ---       ---

Net loss for 1998                               ---       ---          ---       ---
                                           --------- ---------    --------- ---------

Balance at December 31, 1998                 29,592   430,860          ---       ---

Issuance of common stock in lieu
  of cash in payment of interest on
  subordinated debenture (note 6)               ---       ---          ---       ---

Cumulative undeclared dividends
  on redeemable preferred stock                 ---    18,438          ---       ---

Conversion of redeemable preferred
  stock into common stock                    (3,125)  (47,000)         ---       ---

Issuance of common stock in lieu of
  cash in payment of legal fees                 ---       ---          ---       ---

Issuance of shares of common stock
  pursuant to direct purchase of shares
  by certain directors and other
  accredited investors (note 3)                 ---       ---          ---       ---

Net loss for 1999                               ---       ---          ---       ---
                                           --------- ---------    --------- ---------

Balance at December 31, 1999                 26,467  $402,298          ---  $    ---
                                           ========= =========    ========= =========

The accompanying notes are an integral part of the financial statements.

                                        IGENE Biotechnology, Inc.
                           Statements of Stockholders' Deficit (Continued)

                                                                   Additional                  Total
                                            ----Common Stock----   Paid-in                     Stockholders'
                                            # Shares    Amount     Capital      Deficit        Deficit
                                            ----------  --------   -----------  -------------  -------------
Balance at December 31, 1997                19,206,473  $192,065   $18,233,670  $(22,977,215)  $(4,549,605)

Issuance of common stock in lieu
  of cash in payment of interest on
  subordinated debenture (note 6)               80,000       800       179,200           ---       180,000

Cumulative undeclared dividends
  on redeemable preferred stock                    ---       ---       (18,940)          ---       (18,940)

Conversion of preferred stock
  into common stock                            375,000     3,750        (1,875)          ---           ---

Issuance of common stock in lieu of
  cash in payment of legal fees              2,190,000    21,900       140,100           ---       162,000

Exercise of warrants                             2,700        27           243           ---           270

Capital contribution - forgiveness of
  interest on promissory notes                     ---       ---       205,640           ---       205,640

Net loss for 1998                                  ---       ---           ---    (2,499,694)   (2,499,694)

Balance at December 31, 1998                21,854,173   218,542    18,738,038   (25,476,909)   (6,520,329)
                                            ----------  --------   -----------  -------------  ------------
Issuance of common stock in lieu
  of cash in payment of interest on
  subordinated debenture (note 6)               80,000       800       179,200           ---       180,000

Cumulative undeclared dividends
  on redeemable preferred stock                    ---       ---       (18,438)          ---       (18,438)

Conversion of redeemable preferred
  stock  into common stock                       6,250        62        46,938           ---        47,000

Issuance of common stock in lieu of
  cash in payment of legal fees                866,667     8,667        41,083           ---        49,750

Issuance of shares of common stock
  pursuant to direct purchase of shares
  by certain directors and other
  accredited investors (note 3)             24,791,668   247,917     1,252,083           ---     1,500,000

Net loss for 1999                                  ---       ---           ---    (2,525,340)   (2,525,340)
                                            ----------  --------   -----------  -------------  ------------

Balance at December 31, 1999                47,598,758  $475,988   $20,238,904  $(28,002,249)  $(7,287,357)
                                            ==========  ========   ===========  =============  ============

The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc.
                    Statements of Cash Flows

                                                                    Years ended December 31,
                                                                     1999             1998
                                                                --------------   --------------
Cash flows from operating activities:
  Net loss                                                      $  (2,525,340)   $  (2,499,694)
  Adjustments to reconcile net loss to net
      Cash used by operating activities:
      Depreciation                                                     31,706           43,438
      Amortization of debt issue costs                                 42,342           31,757
      Loss on sale of assets                                              ---            3,553
      Interest on debenture paid in shares of common stock            180,000          180,000
      Legal fees paid in shares of common stock                        49,750          162,000
      Decrease (increase) in:
          Accounts receivable                                         (24,267)          14,494
          Inventory                                                   162,665         (870,260)
          Prepaid expenses and supplies                               (58,082)         (90,368)
      Increase (decrease) in:
          Accounts payable and other accrued expenses                 471,132          294,003
                                                                --------------   --------------
              Net cash used in operating activities                (1,670,094)      (2,731,077)
                                                                --------------   --------------
Cash flows from investing activities:
      Proceeds from disposal of equipment                                 460           11,482
      Return of security deposit                                        5,725              ---
      Capital expenditures                                            (28,593)        (131,525)
   Repayments of loan receivable                                       44,003          249,217
                                                                --------------   --------------
              Net cash provided by investing activities                21,595          129,174
                                                                --------------   --------------
Cash flows from financing activities:
      Repayments by stockholders                                          ---           28,594
  Proceeds from issuance of common stock                            1,500,000              270
  Proceeds from rights offering                                           ---        1,963,287
  Issuance of other debt                                                  ---          950,000
                                                                --------------   --------------
              Net cash provided by financing activities             1,500,000        2,942,151
                                                                --------------   --------------
              Net increase (decrease) in cash
              and cash equivalents                                   (148,499)         340,248

Cash and cash equivalents - beginning of the year                     364,796           24,548
                                                                --------------   --------------
Cash and cash equivalents - end of the year                     $     216,297    $     364,796
                                                                ==============   ==============
Supplementary disclosure and cash flow information:
  Cash paid during the year for interest                        $         558    $         924
  Cash paid during the year for income taxes                              ---              ---

The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc.
                    Statements of Cash Flows
                           (continued)

Non-cash investing and financing activities:

  During 1999 and 1998, the Company issued 80,000 shares of common stock, in each year, in payment of interest on a variable rate subordinated debenture. If paid in cash, the interest would have been payable at 12%, or $180,000 per year. Shares may be issued in lieu of cash under the debenture agreement at the higher of $2.25 per share or market price per share. The stock was issued and related interest was paid in 1999 and 1998 at $2.25 per share, or $180,000, in each year. (See also note 6)

  During 1999 and 1998 the Company recorded dividends in arrears on 8% redeemable preferred stock at $.64 per share aggregating $18,438 and $18,940, respectively, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock. (See also note 8)

  During the year ended December 31, 1998, the Company issued notes payable of $5,000,000 through a rights offering. Stockholders purchased rights, using $1,875,000 in promissory notes and $950,000 of demand notes due to the Company, resulting in net cash proceeds of $1,963,287 which is after fees associated with the offering of $211,713. These related fees have been capitalized as debt issue costs and will be amortized over the term of the debt. As part of this transaction, the Company also recorded forgiveness of interest on certain promissory notes of $205,640 as additional paid-in capital.

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


(1) Nature of Business
    ------------------

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

(2) Summary of Significant Accounting Policies
    ------------------------------------------

    Cash and cash equivalents

    For purposes of the financial statements, cash equivalents have been combined with cash. The Company considers cash equivalents to be short-term, highly liquid investments that have maturities of less than three months. These include interest bearing money market accounts.

    Inventories
    -----------

    Inventory, stated at lower of cost, on a first-in first-out basis, or market value, represents AstaXin(R) manufactured and held for sale, is as follows:

      Raw materials               $      7,050
      Work-in-process                      ---
      Finished goods                   700,545
                                  ------------
      Total inventory             $    707,595
                                  ============

    Inventory has been reduced by approximately $185,000 during 1999 to reflect the excess of inventory cost over market value.

    Research and development costs
    ------------------------------

    For financial reporting purposes, research, development and pilot plant scale-up costs are charged to expense when incurred.

    Depreciation
    ------------

    Depreciation of property and equipment is provided under the straight-line method over the useful lives of the respective assets which average 7 years for all equipment.

    Estimates
    ---------

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

                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements
                           (continued)

(2) Summary of Significant Accounting Policies (continued)
    ------------------------------------------------------

    Fair value of financial instruments
    -----------------------------------

    The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of those instruments. The carrying amount of long-term debt approximates fair value because of similar current rates at which the Company could borrow funds with consistent remaining maturities.

    Sales Returns
    -------------

    The Company records sales returns in the period in which the product is returned, rather than estimating future returns of current sales, since they are expected to be immaterial in amount.

    Interest on Variable Rate Subordinated Debenture
    ------------------------------------------------

    The Company recorded interest on its variable rate subordinated debenture (see also note 6) at a level rate of 8% through October 1, 1996 and at 12% thereafter; rather than at the fair-market value of shares which have been issued in lieu of cash payments of interest. This is an estimated average rate based on the Company's plan to continue (as it has since October 1, 1989) to pay interest on the debenture by issuing shares of common stock at the higher of $2.25 per share or the current market value of the Company's shares, as allowed under the terms of the debenture. If the market value of the Company's stock remains below $2.25 per share (during the period from October 1989 through December 1999 its highest price was $1.25) the Company can continue to issue stock in lieu of cash payments at $2.25 per share.

    Accounting for stock based compensation
    ---------------------------------------

    The Company applies APB Opinion 25 in accounting for employee stock option plans (note 9). Accordingly, no compensation cost has been recognized in 1999 or 1998. Had compensation cost been determined on the basis of FASB Statement 123, the following changes would have resulted:


                             1999            1998
                        -------------   --------------
    Net loss:
      As reported       $ (2,525,340)   $  (2,499,694)
      Pro forma           (2,567,336)      (2,572,480)

    Net loss per common share:
      As reported      $        (.08)   $        (.12)
      Pro forma                 (.08)            (.12)


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

                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements
                           (continued)

(3) Loan Receivable
    ---------------

    During 1997, the Company loaned $500,000 to its contract manufacturer of AstaXin(R) for the purchase of manufacturing equipment needed for the production of AstaXin(R). The loan was originally payable over 23 months, but its maturity has been extended to December 31, 2000 with interest at 10%. As of December 31, 1999, the remaining balance of $206,780 is classified as a current asset.

(4) Property and Equipment
    ----------------------

    Property and equipment are stated at cost and are summarized as follows:

    Laboratory equipment and fixtures        $  122,998
    Pilot plant equipment and fixtures           98,429
    Manufacturing equipment                     267,464
    Idle equipment                               56,150
    Office  furniture and fixtures               29,820
                                             -----------
                                                574,861
    Less  accumulated depreciation             (208,377)
                                             -----------
                                             $  366,484
                                             ===========

    Idle equipment represents manufacturing equipment, which is not presently needed for production of AstaXin(R). The Company plans to retain the equipment for use when needed due to increased production volume. This equipment is not currently being depreciated and its cost approximates its fair value.

(5) Accounts Payable and Accrued Expenses
    -------------------------------------

    Accounts  payable  and  accrued  expenses  consist   of   the
    following:

    Accounts payable, trade                  $  205,681
    Accrued interest on variable rate
      subordinated debenture (see note 6)        45,000
    Audit fees                                   17,400
                                             ___________
                                             $  268,081
                                             ===========

(6) Variable Rate Subordinated Debenture
    ------------------------------------

    In July 1988, the Company and a principal holder of the Company's redeemable preferred stock agreed to exchange 187,500 shares of the Company's 8% cumulative convertible preferred stock, Series A for a $1,500,000 variable rate convertible subordinated debenture due 2002, Class A.

    The debenture bears interest at a rate of 8% per annum through September 30, 1996 and thereafter at a rate of 12% per annum. Interest was payable in cash through October 1, 1989. Thereafter, the debenture agreement provides that at the option and at the discretion of the Company, interest may be paid in shares of the Company's common stock at the greater of $2.25 per share or the average market value per share. During 1999 and 1998 the Company issued 80,000 shares, in each year, of its common stock as payment of interest on the debenture. The debenture is convertible into common stock of the Company at any time at the option of the holder at an initial rate of $4 per share of common stock. The debenture is redeemable at the option of the Company at any interest payment date at par value plus accrued interest. Upon maturity of the debenture, the Company, at its option, may repay the remaining principal in shares of 8% cumulative convertible preferred stock, at a rate of $8 per preferred share. Accrued interest of $45,000 through December 31, 1999 is recorded in these financial statements.

                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements
                           (continued)


(7) Notes Payable
    -------------

    Beginning November 16, 1995 and continuing through May 8, 1997, the Company issued promissory notes to certain directors for aggregate consideration of $1,082,500. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of the Company at prices ranging from $0.05 per share to $0.135 per share, based on the market price of common shares at the issue date. The notes are convertible in total to 13,174,478 shares of common stock. Concurrently with such issuance, the holders also received 13,174,478 warrants for an equivalent number of shares at the equivalent price per share. The warrants expire ten years from the issue of the notes. These notes were modified in conjunction with the 1998 rights offering and are now due on March 31, 2003. The notes bear interest at the prime rate.

    The notes are detailed, by issue date, and by conversion and warrant price, as follows:

                                               Conversion
                                   Note        Warrant
          Issue Date               Amount      Price/Share
          ---------------------    ----------  -----------
          November 16, 1995        $   40,000  $     0.050
          December 22, 1995            60,000        0.050
                                   ----------
          Total issued in 1995        100,000
                                   ----------

          February 14, 1996            70,000        0.100
          March 11, 1996               70,000        0.090
          April 23, 1996               36,000        0.060
          May 9, 1996                  71,000        0.060
          June 7, 1996                 70,000        0.050
          July 24, 1996                90,000        0.115
          September 24, 1996           70,000        0.125
          November 15, 1996            70,000        0.090
          December 11, 1996            70,000        0.090
                                   ----------

          Total issued in 1996        617,000
                                   ----------

          January 14, 1997             70,000        0.070
          February 24, 1997           100,000        0.110
          March 31, 1997               75,000        0.100
          April 3, 1997                24,500        0.100
          May 8, 1997                  80,000        0.135
          May 8, 1997                  16,000        0.135
                                   ----------

          Total issued in 1997        365,500
                                   ----------

          TOTAL                    $1,082,500
                                   ==========

    Beginning June 5, 1997 and continuing through December 5, 1997, the Company issued promissory notes to certain directors and investors for aggregate consideration of $1,875,000. These notes specified that at any time prior to repayment the holder had the right to convert the notes to common stock of the Company at $.10 per share. These notes bore interest at 8% and were due on March 31, 1998. All indebtedness under these notes was repaid and canceled through use of proceeds from the Rights Offering at March 31, 1998, as described below.

                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements
                           (continued)

(7) Notes Payable (continued)
    -------------------------

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

    As of March 31, 1998, the Company's stockholders purchased a total of 50,000,000 Units, including additional Units available to fully subscribing shareholders as a result of unexercised rights of other shareholders, under the terms of the Rights Offering. The Rights Offering period expired March 31, 1998 and has not been extended. The Company's gross proceeds from the Rights Offering was $5,000,000, of which $1,875,000 was used to repay outstanding promissory notes due on March 31, 1998; and $950,000 was used to repay demand promissory notes issued from January 1, 1998 through March 31, 1998 as described above. The Company incurred fees and costs of $211,713 in relation to the Rights
    Offering, resulting in net proceeds after fees and debt repayment of $1,963,287. The Company recorded $5,000,000 in principal of new notes issued to holders of subscribed units, which are payable five years from date of issue and bear interest at 8%. In connection with the Rights Offering, the holders of subscriber Units also received warrants to purchase 50,000,000 shares of common stock expiring ten years from date of issue and exercisable at $.10 per share (49,997,300 of these warrants remain outstanding as of December 31, 1999). The related fees and costs amounting to $211,713 were capitalized as debt issue costs, which are being amortized over the term of the debt, which is 5 years, on the straight-line method.

    As of December 31, 1999, these debt issue costs, which are included as part of other assets, are shown in the financial statements as follows:

         Debt issue costs                  $   211,713
         Accumulated amortization              (74,100)
                                           ------------
                                           $   137,613
                                           ============

                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements
                           (continued)

(7) Notes Payable (continued)
    -------------------------

    Notes Payable are summarized as follows as of December 31, 1999:

                                                               Accrued
                                                  Principal    Interest
                                                  ----------   ----------
    Long-term notes payable, bearing interest
        at prime, maturing March 31, 2003,
        convertible into common stock             $1,082,500   $  151,550
    Long-term notes payable, bearing interest
        at 8%, maturing March 31, 2003             5,000,000      700,000
                                                  ----------   ----------
                                                  $6,082,500   $  851,550
                                                  ==========   ==========

    Combined aggregate amounts of maturities for all long-term borrowings are as follows:

                 Year                  Amount
                 ----                  ---------
                 2000                        ---
                 2001                        ---
                 2002                  1,500,000
                 2003                  6,934,050

(8) Redeemable Preferred Stock
    --------------------------

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

    Shares of redeemable preferred stock are redeemable for cash in whole or in part at the option of the Company at any time at the stated value plus accrued and unpaid dividends to the redemption date. Dividends are cumulative and payable quarterly on January 1, April 1, July 1 and October 1, since January 1, 1988 (See note 6 relating the exchange of certain redeemable preferred stock for a debenture). Mandatory redemption is required by October 2002. As of December 31, 1999, cumulative dividends in arrears total $190,562 ($7.20 per share) and are included in the carrying value of redeemable preferred stock.

                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements
                           (continued)

(9) Stockholders' Equity
    --------------------

    Options
    -------

    In November of 1997 the stockholders approved the 1997 Stock Option Plan which succeeds the Company's 1986 Stock Option Plan, as amended. All outstanding, unexercised options granted under the 1986 Plan remain outstanding with unchanged terms. The number of shares issuable under the 1997 Plan is 20,000,000, and the number issuable under the 1986 Plan was 2,000,000.

    The   following   is  a  summary  of  options   granted   and
    outstanding under the plans as of December 31, 1999 and 1998:

                                   1999                  1998
                           --------------------  --------------------
                                       Weighted              Weighted
                                       Average               Average
                                       Exercise              Exercise
                           Number      Price     Number      Price
                           ----------  --------  ----------  --------
    Options outstanding
    and exercisable,
    beginning of year      6,327,885   $  .077   1,670,750   $  .050

    Options granted        1,742,865   $  .055   4,947,719   $  .099

    Options exercised            ---       ---         ---       ---

    Options forfeited,
    or withdrawn with
    consent of holders           ---       ---    (290,584)  $  .055

    Options expired              ---       ---         ---       ---
                           ----------  --------  ----------  --------
    Options outstanding
    and exercisable,
    end of year            8,070,750   $  .072   6,327,885   $  .077
                           ==========  ========  ==========  ========

    Warrants
    --------

    During 1998, the Company issued 50,000,000 warrants to purchase common stock at $.10 per share to investors who exercised rights in the rights offering of March 1998, in connection with the issuance of $5,000,000 in debt. These warrants expire on March 31, 2003. During 1998, 2,700 of these warrants were exercised, and 49,997,300 remain outstanding as of December 31, 1999.

    During 1998, the Company also issued 4,000,000 warrants, at $.10 per share to its Chairman of the Board; and 9,500,000 warrants at $.10 per share to certain directors who were the holders of $950,000 in demand notes issued during 1998.

                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements
                           (continued)


(9) Stockholders' Equity (continued)
    --------------------------------

    During 1999, the Company issued 24,791,668 warrants to certain directors and investors who committed to purchase new shares of common stock through direct purchases of 24,791,668 shares of common stock for a total price of $1,500,000. The shares of stock and the warrants were issued at various prices ranging from $.05 to $.08 per share, based on the market value of the Company's stock at the time of the commitment.

    The following table summarizes warrants issued, outstanding and exercisable:

                              As of December 31,
                      --------------------------------
                          1999                 1998
                      -----------          -----------
    Issued            125,756,545          100,964,877
    Outstanding       125,753,845          100,962,177
    Exercisable       125,753,845          100,962,177


    Common Stock
    ------------

    At December 31, 1999, 125,753,845 shares of authorized but unissued common stock were reserved for exercise of outstanding warrants, 21,410,166 shares of authorized but unissued common stock were reserved for exercise pursuant to the 1986 and 1997 Stock Option Plans, 52,934 shares of authorized but unissued common stock were reserved for issuance upon conversion of the Company's outstanding preferred stock, 140,000 shares of authorized but unissued common stock were reserved for issuance in lieu of payment of interest on the variable rate subordinated debenture, 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the variable rate subordinated debenture, and 13,174,478 shares of authorized but unissued stock were reserved for issuance upon conversion of outstanding convertible notes.

    Preferred Stock
    ---------------

    In May 1988, the Company and a holder of its redeemable preferred stock entered into an agreement under which the mandatory redemption rights referred to in note 8 were waived as to 187,500 shares of the preferred stock. These shares are subject to redemption at the option of the Company under provisions governing the preferred stock, which permit the Company to redeem such stock at any time. During 1998, the holder of the redeemable preferred stock as to which mandatory redemption rights were waived, as described above, converted the 187,500 shares of such stock into 375,000 shares of common stock of the Company.

    During  1999 holders of redeemable preferred stock  converted
    3,125 shares of preferred stock into 6,250 shares of common stock of the Company.

    At   December  31,  1999,  cumulative  dividends  in  arrears
    totaled $190,562 ($7.20 per share) and were included in the aggregate involuntary liquidation value of the preferred stock.

    At December 31, 1999, 187,500 shares of authorized but unissued preferred stock were reserved for issuance upon maturity of the variable rate subordinated debenture.

                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements
                           (continued)

(10) Net Loss Per Common Share
     -------------------------

    Net loss per common share for 1999 and 1998 is based on 33,979,575 and 20,672,092 weighted average shares, respectively. For purposes of computing net loss per common share, the amount of net loss has been increased by dividends declared and cumulative undeclared dividends in arrears on preferred stock.

    Common stock equivalents, including: options, warrants, convertible debt, convertible preferred stock, and exercisable rights have not been included in the computation of earnings per share in 1999 and 1998 because to do so would have been anti-dilutive. However, these common stock equivalents could have potentially dilutive effects in the future (see also notes 6, 7, 8 and 9).

(11) Commitments
     -----------

    The Company is obligated for office and laboratory facilities and other rentals under separate operating lease agreements, which expire in 2001. The basic annual rentals are expected to be approximately $73,000 under such leases. Annual rent expense relating to the leases for the years ended December 31, 1999 and 1998 approximated $78,000 and $67,000, respectively.

    Future minimum rental payments, in the aggregate and for each of the next five years are as follows:

                 Year                  Amount
                 ----                  -------
                 2000                  $59,360
                 2001                    4,947
                 2002                      ---
                 2003                      ---
                 2004                      ---
                                       -------
                                       $64,307
                                       =======

     On   July  3,  1997,  the  Company  signed  a  non-exclusive
     manufacturing agreement with Fermic, S.A. de C.V. ("Fermic"), of Mexico City, Mexico, for the production of AstaXin(R). The Fermic contract provides that the manufacturer has a non-exclusive right to produce AstaXin(R) and is paid a fixed monthly fee, which is based on manufacturing capacity. Fermic provides equipment and facilities necessary to manufacture and store the product and is responsible for purchasing raw materials. The Company is responsible for sales efforts and for ensuring the quality of the pigment. The Company also has a role in ensuring that the manufacturing process works effectively. The term of the contract has been extended through March 31, 2000. The Company is currently negotiating to extend and modify its fee arrangement with the manufacturer so that fees for subsequent periods will be based on quantity of product produced.

                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements
                           (continued)


(12) Contingencies
     -------------

    On July 21, 1997 Archer Daniels Midland, Inc. (ADM) filed suit against the Company in the U.S. District Court in Baltimore, Maryland alleging patent infringement and requesting a preliminary injunction against the Company to cease the use of its axtaxanthin manufacturing process. On August 4, 1997, the Company filed a $300,450,000 contract and trade secrets counterclaim against ADM, alleging theft of trade secrets. The Company is also claiming breach of contract, in regards to a licensing agreement entered into by the Company and ADM in 1995. The Company contends that it complied with all material terms of this agreement. On September 10, 1997 the District Court denied ADM's request for a preliminary injunction on the basis that ADM could not demonstrate a likelihood of success on the merits of its patent  infringement  allegations.  To date,  the  court  has imposed  a  stay  on  all discovery, while a  court-appointed expert analyzes the yeast products of both parties. Pursuant to an order issued by the judge on July 16, 1999, both the Company and ADM communicated to the court their willingness to pursue a mediated settlement of this dispute. During the period from October 1, 1999 through October 28, 1999, the parties were unable to resolve the dispute through mediation. Thus, the litigation has been returned to the court for a judicial disposition. It is management's contention that it is not probable that this dispute will result in an unfavorable outcome. Accordingly, no liability has been reflected in the accompanying balance sheet. The Company had expenses of $530,882 and $399,492, respectively, in 1999 and 1998 relating to this litigation, which is on going.

(13) Income Taxes
     ------------

    At December 31, 1999, the Company has federal and state net operating loss carry-forwards of approximately $23,003,000 that expire at various dates from 2000 through 2019. The recorded deferred tax asset, representing the expected benefit from the future realization of the net operating losses,  net  of the valuation allowance, was $-0-  for  1999 and 1998.

    The sources of the deferred tax asset are approximately as follows:

        Net operating loss carry-forward benefit    $ 9,201,000
        Valuation allowance                         ( 9,201,000)
                                                    ------------

        Deferred tax asset, net                     $       ---
                                                    ============

(14) Uncertainty
     -----------

    The Company has incurred net losses in each year of its existence, aggregating approximately $28,000,000 from inception to December 31, 1999 and its liabilities and redeemable preferred stock exceeded its assets by approximately $7,287,000 at that date. These factors indicate that the Company will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

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

    The Company began manufacturing and selling AstaXin(R) during 1998 and 1999. The Company believes this technology to be highly marketable.

                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements
                           (continued)


(14) Uncertainty (continued)
     -----------------------

    To increase working capital, the Company issued a rights offering in March 1998, and modified the maturity of convertible promissory notes. Since a majority of the 8% Notes are held by officers and directors of the Company, the Company believes that these holders will use the notes to exercise warrants issued concurrently with those notes, so that the notes will not be repaid in cash. However, there can be no assurance that these holders will use their notes to exercise these warrants.

    During  1999, the Company funded its operations  through  the issuance  of stock through direct purchases by directors  and
    other   accredited   investors.   This  provided   additional
    capital of $1,500,000.

(15) Nature of Risks and Concentrations
     ----------------------------------

    The Company derived approximately 66% and 93%, respectively, of its revenue during 1999 and 1998 from sales of the product, AstaXin(R). During 1998, 98% of these sales were to one foreign distributor, located in Mexico. Substantially all of the Company's 1999 sales were to fish producers in the aquaculture industry located in Chile. All of the
    Company's manufacturing operations for AstaXin(R) are conducted in a single manufacturing facility in Mexico City, Mexico.

    All of the preceding concentrations subject the Company to certain risks. For example, it is considered at least reasonably possible that any particular customer, distributor, product line, or provider of services or facilities may be lost in the near term. It is also considered at least reasonably possible that operations located outside the United States may be disrupted in the near term. However, the Company has at present no information that would lead it to believe that it will lose its principal product, or its contracted manufacturer; or that its operations in Mexico City or Chile will be disrupted. The Company discontinued its relationship with its distributor in Mexico during 1999, and is now serving as its own distributor and marketer, since that distributor had been unable to sell material quantities of the Company's product to end-users.

(16) Simple Retirement Plan
     ----------------------

    Effective January 1, 1997, the Company adopted a Simple Retirement Plan under Internal Revenue Code Section 408(p). The Plan is a defined contribution plan, which covers all of the Company's U.S. employees who receive at least $5,000 of compensation for the preceding year. The Plan permits elective employee contributions. The Company makes a nonelective contribution of 2% of each eligible employee's compensation for each year. The Company's contributions to the Plan for 1999 and 1998 were $6,569 and $6,979, respectively, which are expensed in the 1999 and 1998 Statements of operations.

(17) Subsequent Events
     -----------------

    On February 8, 2000, certain directors of the Company committed to provide up to $1,000,000 in additional funding to the Company. In return, these directors will be issued up to 10,000,000 new shares of common stock at $.10 per share, which was the market price of the stock on February 8, 2000. In return for committing to this funding, these investors will also receive 10,000,000 warrants to purchase common stock at $.10 per share expiring in 10 years. This money will be used to fund continuing operations of the Company and projected legal expenses associated with on going litigation. The Company has not received any of these funds as of the report date.

                           SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Columbia, Howard County, State of Maryland on April 6, 2000.


                                IGENE Biotechnology, Inc.
                         ---------------------------------------
                                      (Registrant)


                         By:    /S/ Stephen F. Hiu, President
                                --------------------------------

                         Date:  April   6, 2000
                                --------------------------------

                         By:    /S/ Melissa M. Stump, Controller
                                --------------------------------

                         Date:  April   6, 2000
                                --------------------------------


In accordance with the Exchange Act, this report is to be signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature                      Title                         Date
----------------------------   ---------------------------   --------------
  /s/  Joseph C. Abeles        Director                      April 6, 2000
----------------------------
      (Joseph C. Abeles)

  /s/  John A. Cenerazzo       Director                      April 6, 2000
----------------------------
      (John A. Cenerazzo)

  /s/  Stephen F. Hiu          Director, President,          April 6, 2000
----------------------------
      (Stephen F. Hiu)         Treasurer,
                               Chief Financial Officer, and
                               Chief Accounting Officer

  /s/  Thomas L. Kempner       Vice Chairman of Board        April 6, 2000
----------------------------
      (Thomas L. Kempner)      of Directors

  /s/  Michael G. Kimelman     Chairman of the Board         April 6, 2000
----------------------------
      (Michael G. Kimelman)    of Directors

  /s/  Sidney R. Knafel        Director                      April 6, 2000
----------------------------
      (Sidney R. Knafel)

  /s/  Patrick F. Monahan      Director and Secretary        April 6, 2000
----------------------------
      (Patrick F. Monahan)
