Form 10QSB
period 2000-03-31
IGENE BIOTECHNOLOGY INC
filed 2000-05-10
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 10549
                             FORM 10-QSB



(Mark One)

[ x ] Quarterly report under Section 13 or 15(D) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2000

[   ]    Transition report under Section 13 or 15(D) of the Exchange
         Act

             For the transition period from            to
                                            ----------    ----------


                           Commission file number 0-15888
                                                  -------

                              IGENE Biotechnology, Inc.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)


                   Maryland                                 52-1230461
      --------------------------------             ---------------------------
      (State or Other Jurisdiction of                    (I.R.S. Employer
       Incorporation or organization)                    Identification No.)


              9110 Red Branch Road, Columbia, Maryland 21045-2024
              ---------------------------------------------------
                   (Address of Principal Executive Offices)

                                 (410)997-2599
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                     None
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)



Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       x              No
         ---                     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
52,208,881 shares as of April 7, 2000.

Transitional Small Business Disclosure Format (check one):

Yes                      No       x
         ---                     ---

                             FORM 10-QSB
                      IGENE Biotechnology, Inc.

                               INDEX



PART I    -    FINANCIAL INFORMATION
                                                             Page
          Balance Sheets                                      5-6

          Statements of Operations                              7

          Statements of Stockholder's Deficit                 8-9

          Statements of Cash Flows                          10-11

          Notes to Financial Statements                     12-13

          Management's Discussion and Analysis of Financial
          Conditions and Results of Operations              14-17

PART II   -    OTHER INFORMATION                            18-19

SIGNATURES                                                     20

                      IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

               OF THE SECURITIES EXCHANGE ACT OF 1934

                               PART I

                        FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    IGENE Biotechnology, Inc.
                         Balance Sheets


                                          March 31,      March 31,     December 31,
                                              2000           1999             1999
                                        -----------    -----------     ------------
                                        (Unaudited)    (Unaudited)
ASSETS
CURRENT ASSETS

  Cash and cash equivalents             $  117,585     $   68,989       $  216,297
  Accounts receivable                          ---          6,887           24,267
  Inventory                                631,795        870,260          707,595
  Loans receivable                         206,780        250,783          206,780
  Prepaid expenses
    and other current assets               158,136        222,400          153,160
                                        -----------    -----------      -----------
                                         1,114,296      1,419,319        1,308,099


OTHER ASSETS
  Property and equipment, net              353,216        358,386          366,484
  Other assets                             131,903        179,970          142,489
                                        -----------    -----------      -----------
     TOTAL ASSETS                       $1,599,415     $1,957,675       $1,817,072
                                        ===========    ===========      ===========

   The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc.
                         Balance Sheets
                           (continued)


                                          March 31,      March 31,      December 31,
                                              2000           1999              1999
                                        -----------    -----------      ------------
                                        (Unaudited)    (Unaudited)
LIABILITIES, REDEEMABLE PREFERED STOCK
  AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses $  259,122     $  231,507       $   268,081

LONG-TERM DEBT
  Notes payable                          6,077,300      6,092,500         6,082,500
  Variable rate subordinated debenture   1,500,000      1,500,000         1,500,000
  Accrued Interest                         973,200        486,600           851,550
                                        -----------    -----------      ------------
     TOTAL LIABILITIES                   8,809,622      8,310,607         8,702,131
                                        -----------    -----------      ------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred
     stock, 8% cumulative, convertible,
     voting, series A, $.01 par value per
     share. Redemption value $15.36, $14.72,
     and $15.20, respectively.  Authorized
     1,312,500 shares, issued 26,467, 29,592,
     and 26,467 shares, respectively       406,533        435,594           402,298
                                        -----------    -----------      ------------
STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value per share.
     Authorized, 250,000,000 shares;
     issued and outstanding 51,868,881,
     26,887,540, and 47,598,758 shares,
     respectively.                         518,689        268,875           475,988
  Additional paid-in capital            20,317,168     18,982,720        20,238,904
  Deficit                              (28,452,597)   (26,040,121)      (28,002,249)
                                        -----------    -----------      ------------
     TOTAL STOCKHOLDERS' DEFICIT        (7,616,740)    (6,788,526)       (7,287,357)
                                        -----------    -----------      ------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS'  DEFICIT           $1,599,415     $1,957,675       $ 1,817,072
                                        ===========    ===========      ============

  The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc.
                    Statements of Operations
                           (Unaudited)




                                               Three months ended
                                          --------------------------------
                                             March 31,         March 31,
                                                 2000              1999
                                          -------------      -------------
Sales                                     $     78,536       $        ---
Cost of sales                                   87,433             20,436
                                          -------------      -------------
   Gross profit (loss)                          (8,897)           (20,436)

Technology licensing income                        ---              1,167
                                          -------------      -------------
   Net revenue                                  (8,897)           (19,269)
                                          -------------      -------------

Selling, General & Administrative expenses:
  Marketing and selling                         79,141              6,450
  Research, development and pilot plant         92,609            100,298
  General and administrative                    84,869             90,811
  Litigation expenses                           11,046            175,737
                                          -------------      -------------
             Total operating expenses          267,665            373,296
                                          -------------      -------------
             Operating loss                   (276,562)          (392,565)
                                          -------------      -------------
Other income (expense)
  Interest expense, net of
     interest income of $3,544,
     and $6,672, respectively                 (173,786)          (170,647)
                                          -------------      -------------
              Net loss                    $   (450,348)      $   (563,212)
                                          =============      =============
             Net loss per common share    $      (0.01)      $      (0.03)
                                          =============      =============

  The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc.
               Statements of Stockholders' Deficit
                           (Unaudited)



                                             Redeemable Preferred Stock
                                                  (shares/amount)
                                             --------------------------
Balance at December 31, 1998                     29,592     $  430,860

Cumulative undeclared dividends
  on redeemable preferred stock                     ---          4,734

Issuance of common stock in lieu of
  cash in payment of legal
  retainers and fees                                ---            ---

Issuance of common stock
  pursuant to direct purchase
  by certain directors and
  other accredited investors                        ---            ---

Net loss for three months
  ended March 31, 1999                              ---            ---
                                             -----------    -----------
Balance at March 31, 1999                        29,592     $  435,594
                                             ===========    ===========

Balance at December 31, 1999                     26,467     $  402,298

Cumulative undeclared dividends
  on redeemable preferred stock                     ---          4,235

Exercise of employee stock options                  ---            ---

Exercise of warrants                                ---            ---

Net loss for three months ended
  March 31, 2000                                    ---            ---
                                             -----------    -----------
Balance at March 31, 2000                        26,467     $  406,533
                                             ===========    ===========

  The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc.
               Statements of Stockholders' Deficit
                     (Unaudited - Continued)


                                                             Additional                    Total
                                          Common Stock       Paid-in                       Stockholders'
                                         (shares/amount)     Capital       Deficit         Deficit
                                      ---------------------  ------------- -------------   -------------
Balance at December 31, 1998          21,854,173  $218,542   $ 18,738,038  $(25,476,909)   $ (6,520,329)

Cumulative undeclared dividends
   on redeemable preferred stock             ---       ---         (4,734)          ---          (4,734)

Issuance of common stock in lieu of
   cash in payment of legal
   retainers and fees                    866,667     8,666         41,083           ---          49,749

Issuance of common stock
   pursuant to direct purchase
   by certain directors and
   other accredited investors          4,166,700    41,667        208,333           ---         250,000

Net loss for three months ended
   March 31, 1999                            ---       ---            ---      (563,212)       (563,212)
                                      ----------  --------   -------------  -------------  -------------
Balance at March 31, 1999             26,887,540  $268,875   $ 18,982,720   $(26,040,121)  $ (6,788,526)
                                      ==========  ========   =============  =============  =============

Balance at December 31, 1999          47,598,758  $475,988   $ 20,238,904   $(28,002,249)  $ (7,287,357)

Cumulative undeclared dividends
  on redeemable preferred stock              ---       ---         (4,235)           ---         (4,235)

Exercise of employee stock options     1,200,000    12,000        108,000            ---        120,000

Exercise of warrants                   3,070,123    30,701        (25,501)           ---          5,200

Net loss for three months ended
  March 31, 2000                             ---       ---            ---       (450,348)      (450,348)
                                      ----------  --------   -------------  -------------  -------------
Balance at March 31, 2000             51,868,881  $518,689   $ 20,317,168   $(28,452,597)  $ (7,616,740)
                                      ==========  ========   =============  =============  =============

  The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc.
                    Statements of Cash Flows
                           (Unaudited)


                                                                 Three months ended
                                                              March 31,       March 31,
                                                                  2000            1999
                                                            -----------     -----------
Cash flows from operating activities:
   Net loss                                                 $ (450,348)     $ (563,212)
   Adjustments to reconcile net loss to net cash provided
     By operating activities:
     Depreciation                                               14,247          14,247
     Amortization                                               10,586          10,586
     Interest on debenture paid in shares of common stock       45,000          45,000
     Decrease (increase) in:
       Accounts receivable                                      24,267          (6,887)
       Inventory                                                75,800             ---
       Prepaid expenses and other current assets                (4,977)        (97,574)
     Increase (decrease) in:
       Accounts payable and accrued expenses                    67,692          54,609
                                                            -----------     -----------
       Net cash used in operating activities                  (217,733)       (543,231)
                                                            -----------     -----------
Cash flows from investing activities:
   Proceeds from disposal of equipment                             ---             460
   Capital expenditures                                           (979)         (3,036)
                                                            -----------     -----------
       Net cash used in investing activities                      (979)         (2,576)
                                                            -----------     -----------
Cash flows from financing activities:
   Proceeds from direct purchase of common stock                   ---         250,000
   Proceeds from exercise of employee stock options            120,000             ---
                                                            -----------     -----------
       Net cash provided by financing activities               120,000         250,000
                                                            -----------     -----------
       Net decrease in cash  and cash equivalents              (98,712)       (295,807)

       Cash and cash equivalents
         at beginning of period                                216,297         364,796
                                                            -----------     -----------
       Cash and cash equivalents
         at end of period                                   $  117,585      $   68,989
                                                            ===========     ===========


  The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc.
                    Statements of Cash Flows
                     (Unaudited - Continued)



Noncash investing and financing activities:

During the three months ended March 31, 2000 and 1999, the Company recorded dividends in arrears on 8% redeemable preferred stock at $.16 per share aggregating $4,235 and $4,734, respectively, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

During the three months ended March 31, 1999, the Company satisfied accounts payables of $20,000 and made advances for legal retainers of $29,749 by issuing 866,667 shares of common stock to counsel in its on-going litigation.

During the three months ended March 31, 2000, holders of 3,994,500 warrants issued in the March 1998 Rights Offering exercised those warrants using $5,200 of 8% notes payable and utilizing 924,377 warrants in cashless exercises. 3,070,123 new shares of common stock were issued pursuant to these exercises of warrants and $5,200 of 8% notes were cancelled.


  The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements

(1)  Unaudited financial statements

     The financial statements presented herein as of March 31, 2000 and 1999 and for the three month periods then ended are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operation and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

(2)  Inventories

     Inventory, stated at lower of cost, on a first-in first-out basis, or market value, represents AstaXin(R) manufactured and held for sale, as follows:

          Raw materials         $      7,050
          Work-in-process                ---
          Finished goods             624,745
                                -------------
               Total inventory  $    631,795
                                =============

(3)  Stockholders' Equity (Deficit)

     At  March 31, 2000 and 1999, 52,934 shares of authorized but
     unissued   common  stock  were  reserved  for   issue   upon
     conversion of the Company's outstanding preferred stock.

     As  of  March  31, 2000 and 1999, 20,210,166 and  21,410,166
     shares of authorized but unissued common stock were reserved for exercise pursuant to the Company's Employee Stock Option
     Plans.

     As  of  March 31, 2000 and 1999, 240,000 and 320,000 shares, respectively, of authorized but unissued common stock were reserved for issuance for payment of interest on the variable rate subordinated debenture and 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the variable rate subordinated debenture.

     As  of  March  31,  2000  and  1999,  13,174,478  shares  of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $1,082,500 held by directors of the Company.

     As  of  March 31, 2000 and 1999, 121,759,345 and 109,467,678
     shares,  respectively,  of authorized  but  unissued  common
     stock   were   reserved  for  the  exercise  of  outstanding
     warrants.

     As of March 31, 2000, 10,000,000 shares of authorized but unissued common stock were reserved for issuance upon receipt of $1,000,000 in funding for operations pursuant to the commitment of February 8, 2000 by certain directors of the Company. An additional 10,000,000 shares of authorized but unissued common stock were reserved for warrants which will be issued concurrently with this funding.

(4)  Net loss per common share

     Net loss per common share for the three-month periods ended March 31, 2000 and 1999 is based on 48,748,245 and
     25,322,345, respectively, of weighted average common shares outstanding. For purposes of computing net loss per common share, the amount of net loss has been increased by dividends declared and cumulative undeclared dividends in arrears on preferred stock.

                    IGENE Biotechnology, Inc.
                  Notes to Financial Statements
                           (continued)

(5)  Contingency - Litigation

    On July 21, 1997 Archer Daniels Midland, Inc. (ADM) filed suit against the Company in the U.S. District Court in Baltimore, Maryland alleging patent infringement and requesting injunctive relief and an unspecified amount of damages predicated on the alleged infringement, which pertains to the Company's astaxanthin manufacturing process. On August 4, 1997, the Company filed a $300,450,000 contract and trade secrets counterclaim against ADM, alleging theft of trade secrets. The Company is also claiming breach of contract, in regards to a licensing agreement entered into by the Company and ADM in 1995. The Company contends that it complied with all material terms of this agreement. On September 10, 1997 the District Court denied ADM's request for a preliminary injunction on the basis that ADM could not demonstrate a likelihood of success on the merits of its patent  infringement  allegations.  To date,  the  court  has imposed  a  stay  on  all discovery, while a  court-appointed expert analyzes the yeast products of both parties. Pursuant to an order issued by the judge on July 16, 1999, both the Company and ADM communicated to the court their willingness to pursue a mediated settlement of this dispute. During the period from October 1, 1999 through October 28, 1999, the parties were unable to resolve the dispute through mediation. Thus, the litigation has been returned to the court for a judicial disposition. It is management's contention that it is not probable that this dispute will result in an unfavorable outcome. Accordingly, no liability has been reflected in the accompanying balance sheet. The Company had expenses of $11,046 and $175,737, respectively, in the three months ended March 31, 2000 and 1999 relating to this litigation, which is on going.

(6)  Subsequent Events

    On April 28, 2000, the Company received $200,000 in a direct purchase by certain directors of 2,000,000 new shares of common stock at $.10 per share. These directors also received warrants to purchase an additional 2,000,000 shares at $.10 per share. This transaction is the first in a planned series of direct purchases of common stock pursuant to a commitment, on February 8, 2000, by certain directors, to provide total funding of up to $1,000,000. These funds will be used to continue the operations of the Company and fund legal expenses associated with ongoing litigation.

    In April 2000, the Company completed the formation of its Chilean subsidiary, Igene Comercial Chile, Ltda. This subsidiary was formed to facilitate the continuation and increase of sales of AstaXin(R) in Chile. The Company also hired, during April 2000, a second technical representative in Chile.

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

Results of Operations
=====================

Sales and other revenue
    Sales of AstaXin(R) were $78,536 during the quarter ended March 31, 2000 and based on orders received to date, sales for the quarter ended June 30, 2000 are expected to exceed $150,000. During April of 2000, the Company completed the formation of its Chilean subsidiary, Igene Comercial Chile, Ltda., and hired a second technical representative in its office in Puerto Montt, Chile. During the fourth quarter of 1999, the Company began large-scale commercial trials of AstaXin(R) with several of the major salmon farmers in Chile. These trials, which take between nine and twelve months each to complete, resulted in sales beginning during the fourth quarter of 1999. During the quarter ended March 31, 2000, two customers completed their trials with excellent results, and have indicated their desire to expand their usage of AstaXin(R) to 5 to 10 times their current usage, beginning in the second quarter of 2000. However, there can be no assurance that these communications will result in sales, or that they will be material. Throughout the second through fourth quarters of 2000, other companies, whose trials are now in progress, are expected to complete their commercial trials. These trials are expected to have similarly good results, based on preliminary data obtained thus far, and should result in additional and increased sales to these companies during and following the trials. However, there can be no assurance that such sales will occur or that they will be material. The Company had no sales of AstaXin(R) during the three months ended March 31, 1999. This represents an increase of $78,536 for the first quarter of 2000 over the same quarter in the prior year. During the first quarter of 2000 and 1999, the Company engaged in substantial marketing efforts on its own behalf. During 1999, the Company discontinued marketing through a former distributor, since that distributor had been unsuccessful in its marketing efforts.

      The Company earned no licensing revenue from ClandoSan(R) during the quarter ended March 31, 2000, compared with gross revenue from licensing of ClandoSan(R) of $1,167 in the first quarter of 1999. The Company continues to focus its efforts on AstaXin(R) during the quarter ended March 31, 2000.

    The foregoing resulted in total sales and other revenues for the quarter ended March 31, 2000 of $78,536, increased from $1,167 in the first quarter of 1999. This is an increase in total revenue of $77,369 for the first quarter of 2000 over the first quarter of 1999.

Cost of sales and gross profit (loss)
Based on orders received during the first quarter of 2000 and additional orders expected from present customers, the Company plans to resume commercial production of AstaXin(R) in May 2000, since the successful commercial trials of the product (see Sales and other revenue, above) have resulted and are expected to continue to result in

                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Cost of sales and gross profit (loss) (continued)
increased sales of AstaXin(R). However, there can be no assurance that such sales will occur or that they will be material. The Company expects to incur future production costs for AstaXin(R) of at least $200,000 per month beginning during May of 2000, which are expected to be funded by product sales. However, there can be no assurance that such sales will occur, or that they will be material. Once the Company is producing and selling AstaXin(R) at a gross profit, management plans to expand production capacity, using available facilities, to meet an expected increase in demand for AstaXin(R).

    During a successful implementation test of certain improvements in its production process, which had been developed in the Company's pilot plant, commercial production of AstaXin(R) was suspended during the first quarter of 1999. A temporary resumption of production during the second quarter of 1999 confirmed that these improvements resulted in increased efficiency and yields in the manufacturing process. During the remainder of 1999, and continuing until the present, AstaXin(R) production continued to be suspended, until sales volume warranted additional commercial production. Production on a small, experimental scale continued in the Company's pilot plant in order to continue to improve production technology. While production has been suspended, the Company has provided product for the market from its existing inventory. The preceding resulted in cost of sales for the quarter ended March 31, 2000 and 1999 of $87,433 and $20,436, respectively, an increase of $66,997 or 327%.

    Gross losses on sales of AstaXin(R) for the quarter ended March 31, 2000 and 1999 were $8,897 and $20,436, respectively, a decrease of $11,539 or 56%. Sales represented product produced in 1998 and during the second quarter of 1999. Production efficiency improved continually during 1998 and 1999, and the Company expects to achieve gross profits on sales of AstaXin(R) which will be produced in 2000, provided that sufficient sales are achieved. However, there can be no assurance that such gross profits will be realized or that they will be material.

    There  were  no  production costs for ClandoSan(R) during the first quarter of 2000 and 1999, since the Company has discontinued direct production and sales of this product and earns revenue only through royalties on sales by its licensed manufacturer, incurring no costs of sales.

Marketing and selling expenses
    Based on successful results of commercial trials in Chile, customers have, and are expected to continue to, purchase additional quantities of AstaXin(R) both during and following these trials. During the first quarter of 2000, the Company also engaged a full-time consultant to market AstaXin(R)in Europe and to explore the market for the use of AstaXin(R) as a human nutritional supplement. During the large scale commercial trials of AstaXin(R) as described above (see also Sales and other revenue), the Company delivered large quantities of AstaXin(R) either free to the customer or at reduced prices during the initial stages of the trial periods. The Company's executive employees have traveled extensively to Chile to promote AstaXin(R) beginning in 1999 and continuing during the quarter ended March 31, 2000. The Company also hired a technical representative in Chile during the fourth quarter of 1999, and during April of 2000 has completed formation of a foreign subsidiary in Chile, and hired an additional technical representative. The full-time consultant engaged to market AstaXin(R) in Europe and to explore the market for human nutritional supplements has considerable experience in both the salmon farming industry and in the human nutritional supplement market. The forgoing resulted in marketing and selling expenses for the first quarter of 2000 and 1999 of $79,141 and $6,450, respectively, an increase of $72,691.

    Marketing expenses for AstaXin(R) are expected to continue to increase, since to achieve continuing and increasing sales, and to enter other markets for AstaXin(R), the Company will need to make additional marketing efforts both on its own behalf and with the help of distributors or marketers. These additional expenses are expected to be funded by revenues from product sales, however there can be no assurance that these sales will occur, or that they will be material.

                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Research, development and pilot plant expenses
     Research, development and pilot plant expenses are expected to continue at approximately $35,000 per month in the near term in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, development of higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology. For the first quarter of 2000 and 1999, these expenses were $92,609 and $100,298, respectively, a decrease of $7,689 or 8%. However, there can be no assurance that such improvements in efficiency and yield will continue to occur, or that they will be material. These expenses are expected to be funded through additional funding from stockholders, and by profitable operations, if profitable operations occur.

General and administrative expenses
    General and administrative expenses for the first quarter of 2000 and 1999 were $84,869 and $90,811, respectively, a decrease of $5,942 or 7%. General and administrative expenses are expected to continue in the near future at approximately $35,000 per month. These expenses are expected to be funded by additional funding from stockholders, and by profitable operations, if profitable operations occur.

Litigation expenses
    Management expects to ultimately recover litigation expenses, which are associated with the suit filed against the Company by ADM and the Company's counterclaim, through damage awards and through preservation of the commercial product rights associated with AstaXin(R). However, there can be no assurance that the Company will receive damage awards or that its rights will be preserved. Litigation expenses for the first quarter of 2000 and 1999 were $11,046 and $175,737, respectively, a decrease of $164,691 or 94%. Expenses associated with this on going litigation decreased for the quarter ended March 31, 2000, as compared to the first quarter in the prior year, since a stay on all discovery has remained in effect while a court appointed expert analyzes the yeast product of both parties to the suit. Costs of litigation will continue in the near future at levels based on management's continuing assessments of the potential costs and benefits of various litigation strategies and alternatives. These expenses are expected to be funded by additional funding from stockholders. A range of reasonably possible losses from the litigation cannot be estimated at this time.

Interest expense (net of interest income)
    Interest expense (net of interest income) for the first quarter of 2000 and 1999 was $173,786 and $170,647, respectively, an increase of $3,139 or 2%. This interest expense (net of interest income) was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debenture in both periods.

Net loss and net loss per common share
    As a result of the foregoing, the Company reported net losses of $450,348 and $563,212, respectively, for the first quarters of 2000 and 1999; a decreased loss of $112,865 or 20%. This is a loss of $.01 and $.03 per share, respectively, for the first quarters of 2000 and 1999. The weighted average number of shares of common stock outstanding of 48,748,245 and 25,322,345, respectively, for the first quarters of 2000 and 1999 have increased by 23,425,900 shares. This resulted from the issuance of 80,000 shares in lieu of interest payment on a subordinated debenture, the conversion of 3,125 shares of preferred stock into 6,250 shares of common stock, the issue of 20,625,001 shares of stock to directors and other investors in direct purchases, the issuance of 1,200,000 shares of common stock pursuant to the exercise of employee stock options, and the issuance of 3,070,123 shares of common stock pursuant to the exercise of warrants.

Financial Position
------------------
During  the quarters ended March 31, 2000 and 1999, the following
actions   also   materially  affected  the  Company's   financial
position:

  - The Company sold inventory with a value, at lower of cost or market, of $75,800 during the quarter ended March 31, 2000.

                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Financial Position (continued)
------------------------------
  - The Company applied legal retainers included in prepaid expenses of approximately $161,660 against legal expenses incurred pursuant to on going litigation during the quarter ended March 31, 1999.

  - The Company received $250,000 in proceeds during the quarter ended March 31, 1999 in issuances of 4,166,700 shares of new common stock through direct purchases by directors and other accredited investors.

  - The Company received $120,000 in proceeds during the quarter ended March 31, 2000 pursuant to the exercise of employee stock options, issuing 1,200,000 shares of new common stock.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of March 31, 2000, total dividends in arrears on the Company's preferred stock total $194,797 ($7.36 per share) and are included in the carrying value of the redeemable preferred stock.

Liquidity and Capital Resources
-------------------------------
    Historically, the Company has been funded primarily by equity contributions and loans from stockholders. As of March 31, 2000 the Company had working capital of $855,174, and cash and cash equivalents of $117,585.

    Cash  used by operating activities during the quarters  ended
March  31,  2000  and  1999 amounted to  $217,733  and  $543,231, respectively.

    Cash used by investing activities decreased by $1,597, from $2,576 for the quarter ended March 31, 1999 to $979 for the quarter ended March 31, 2000. This was primarily as a result of decreased capital expenditures.

    Cash provided by financing activities decreased by $130,000 from $250,000 for the quarter ended March 31, 1999 to $120,000 for the quarter ended March 31, 2000. Financing activities consisted of $120,000 in proceeds from exercises of employee stock options during the quarter ended March 31, 2000 and of $250,000 from the direct purchase of stock by directors and other accredited investors during the quarter ended March 31, 1999.

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

    The Company does not believe that inflation has had a significant impact on its operations during the quarters ended
March 31, 2000 and 1999.

                    IGENE Biotechnology, Inc.
                             PART II
                        OTHER INFORMATION

     Item 1.  Legal Proceedings

              On July 21, 1997 Archer Daniels Midland, Inc. (ADM) filed suit against the Company in the U.S. District Court in Baltimore, Maryland alleging patent infringement and requesting injunctive relief and an unspecified amount of damages predicated on the alleged infringement, which pertains to the Company's astaxanthin manufacturing process. On August 4, 1997, the Company filed a $300,450,000 contract and trade secrets counterclaim against ADM, alleging theft of trade secrets. The Company is also claiming breach of contract, in regards to a licensing agreement entered into by the Company and ADM in 1995. The Company contends that it complied with all material terms of this agreement. On September 10, 1997 the District Court denied ADM's request for a preliminary injunction on the basis that ADM could not demonstrate a likelihood of success on the merits of its patent infringement allegations. To date, the court has imposed a stay on all discovery, while a court-appointed expert analyzes the yeast products of both parties. Pursuant to an order issued by the judge on July 16, 1999, both the Company and ADM communicated to the court their willingness to pursue a mediated settlement of this dispute. During the period from October 1, 1999 through October 28, 1999, the parties were unable to resolve the dispute through mediation. Thus, the litigation has been returned to the court for a judicial disposition. While no assurance can be provided, it is management's contention that it is not probable that this dispute will result in an unfavorable outcome. Accordingly, no liability has been reflected in the accompanying balance sheet. The Company had expenses of $11,046 and $175,737, respectively, in the three months ended March 31, 2000 and 1999 relating to this litigation, which is on going.

     Item 2.  Changes in Securities and Use of Proceeds.

     Limitation on Payment of Dividends
     ----------------------------------
          Dividends on Common Stock are currently prohibited because of the preferential rights of holders of Preferred Stock. The Company has paid no cash dividends on its Common Stock in the past and does not intend to declare or pay any dividends on its Common stock in the foreseeable future.

     Sales of Unregistered Securities
     --------------------------------
          During March of 2000, holders of 3,994,500 warrants issued in the March 1998 Rights Offering exercised those warrants using $5,200 of 8% notes payable and utilizing 924,377 warrants in cashless exercises. 3,070,123 new shares of common stock were issued pursuant to these exercises of warrants and $5,200 of 8% notes were cancelled.

          The above securities were exempt from registration requirements pursuant to Section 4(2).

     Item 3.  Defaults Upon Senior Securities.

          In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of March 31, 2000, total dividends in arrears on the Company's preferred stock total $194,797 ($7.36 per share) and are included in the carrying value of the redeemable preferred stock.

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



                                      IGENE Biotechnology, Inc.
                                      ---------------------------
                                      (Registrant)




     Date   May 3, 2000            By      /s/Stephen F. Hiu
            -----------               ---------------------------
                                      Stephen F. Hiu
                                      President and Treasurer
                                      (On  behalf of the Registrant
                                      and as Principal
                                      Financial Officer)