Form 10QSB
period 2000-06-30
IGENE BIOTECHNOLOGY INC
filed 2000-08-14
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 10549
                             FORM 10-QSB



(Mark One)

[x]  Quarterly report under Section 13 or 15(D) of the Securities
     Exchange Act of 1934

            For the quarterly period ended June 30, 2000

[ ]  Transition report under Section 13 or 15(D) of the Exchange Act


     For the transition period from ____________ to ____________


                   Commission file number 0-15888


                      IGENE Biotechnology, Inc.
     _______________________________________________________________
    (Exact name of Small Business Issuer as Specified in its Charter)


             Maryland                           52-1230461
 _______________________________    ____________________________________
 (State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
  Incorporation or organization)


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

Yes       x              No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
59,708,881 as of July 31, 2000.

Transitional Small Business Disclosure Format (check one):

Yes                      No        x

                             FORM 10-QSB
              IGENE Biotechnology, Inc. and Subsidiary


                                INDEX


PART I    -    FINANCIAL INFORMATION
                                                              Page

          Consolidated Balance Sheets                          5-6

          Consolidated Statements of Operations                  7

          Consolidated Statements of Stockholder's Deficit     8-9

          Consolidated Statements of Cash Flows              10-11

          Notes to Consolidated Financial Statements         12-15

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                16-20

PART II   -    OTHER INFORMATION                             21-22

SIGNATURES                                                      23

                                 -2-

              IGENE BIOTECHNOLOGY, INC. AND SUBSIDIARY

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

               OF THE SECURITIES EXCHANGE ACT OF 1934

                               PART I

                        FINANCIAL INFORMATION

                                 -4-
Item 1.  Financial Statements.

            IGENE Biotechnology, Inc. and Subsidiary
                   Consolidated Balance Sheets

                                               June 30,     June 30,  December 31,
                                                   2000         1999          1999
                                            ------------ ------------ ------------
                                            (Unaudited)  (Unaudited)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                 $   100,099  $    63,185  $     6,297
  Accounts receivable                            96,036        8,955       24,267
  Inventory                                     627,180      990,320      707,595
  Loan receivable, current portion                  ---      206,780      206,780
  Prepaid expenses and other current assets     204,004      223,482      153,160
                                            ------------ ------------ ------------
     TOTAL CURRENT ASSETS                     1,027,319    1,492,722    1,308,099


OTHER ASSETS
  Property and equipment, net                   131,825      356,404      366,484
  Deferred Costs, net                           541,217      158,784      137,613
  Other assets                                    4,876        4,875        4,876
                                            ------------ ------------ ------------
     TOTAL ASSETS                           $ 1,705,237  $ 2,012,785  $ 1,817,072
                                            ============ ============ ============

The accompanying notes are an integral part of the consolidated financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
                   Consolidated Balance Sheets
                           (continued)

                                                June 30,     June 30, December 31,
                                                    2000         1999         1999
                                            ------------ ------------ ------------
                                            (Unaudited)  (Unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses     $   294,268  $   231,971  $   268,081
LONG-TERM DEBT
  Promissory notes payable                    6,077,300    6,158,199    6,082,500
  Variable rate subordinated debenture        1,500,000    1,500,000    1,500,000
  Accrued Interest                            1,086,043      608,250      851,131
                                            ------------ ------------ ------------
     TOTAL LIABILITIES                        8,957,611    8,498,420    8,702,131
                                            ------------ ------------ ------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred
     stock, 8% cumulative, convertible,
     voting, series A, $.01 par value per
     share. Redemption value $15.52, $14.88,
     and $15.20, respectively.  Authorized
     1,312,500 shares, issued 26,467, 29,592,
     and 26,467 shares, respectively            410,768      440,329      402,298
                                            ------------ ------------ ------------
STOCKHOLDERS' DEFICIT
     Common stock, $.01 par value per share.
     Authorized, 250,000,000 shares;
     issued and outstanding 56,208,881,
     34,427,600, and 47,598,758 shares,
     respectively.                              562,089      344,275      475,988
  Additional paid-in capital                 20,789,533   19,442,586   20,238,904
  Deficit                                   (29,014,764) (26,712,825) (28,002,249)
                                            ------------ ------------ ------------

     TOTAL STOCKHOLDERS' DEFICIT             (7,663,142)  (6,925,964)  (7,287,357)
                                            ------------ ------------ ------------
     TOTAL LIABILITIES, REDEEMABLE
       PREFERRED STOCK AND
       STOCKHOLDERS' DEFICIT                $ 1,705,237  $ 2,012,785  $ 1,817,072
                                            ============ ============ ============

The accompanying notes are an integral part of the consolidated financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
              Consolidated Statements of Operations
                           (Unaudited)


                                              Three months ended         Six months ended
                                           ----------------------   --------------------------
                                             June 30,    June 30,       June 30,      June 30,
                                                 2000        1999           2000          1999
                                           ----------  ----------   ------------  ------------
Sales                                      $ 180,631   $     ---    $   259,167   $       ---
Cost of sales                                185,224      99,409        272,657       119,845
                                           ----------  ----------   ------------  ------------
  Gross profit (loss)                         (4,593)    (99,409)       (13,490)     (119,845)
                                           ----------  ----------   ------------  ------------
Selling, General & Administrative expenses:
  Marketing and selling                      179,457      46,475        258,598        52,925
  Research, development and pilot plant       84,967      90,101        177,576       190,400
  General and administrative                 125,233      80,902        210,102       170,546
  Litigation expenses                            850     182,757         11,896       358,494
                                           ----------  ----------   ------------  ------------
     Total operating expenses                390,507     400,235        658,172       772,365
                                           ----------  ----------   ------------  ------------
     Operating loss                         (395,100)   (499,644)      (671,662)     (892,210)
                                           ----------  ----------   ------------  ------------
Other income (expense)
  Interest expense, net of
     interest income of $3,544, $4,277,
     $3,646 and $10,948, respectively       (169,217)   (173,059)      (343,003)     (343,706)
  Other                                        2,150         ---          2,150           ---
                                           ----------  ----------   ------------  ------------
     Net loss                              $(562,167)  $(672,704)   $(1,012,515)  $(1,235,916)
                                           ==========  ==========   ============  ============
     Net loss per common share             $   (0.01)  $   (0.02)   $     (0.02)  $     (0.04)
                                           ==========  ==========   ============  ============


The accompanying notes are an integral part of the consolidated financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
        Consolidated Statements of Stockholders' Deficit
                           (Unaudited)



                                                      Redeemable Preferred Stock
                                                            (shares/amount)
                                                      ---------------------------
Balance at December 31, 1998                             29,592       $ 430,860

Cumulative undeclared dividends
  on redeemable preferred stock                             ---           9,469

Issuance of common stock in lieu of
  cash in payment of interest on
  subordinated debenture                                    ---             ---

Issuance of common stock in lieu of
  cash in payment of legal fees                             ---             ---

Issuance of shares of common stock
  pursuant to direct purchases
  by certain directors and other
  accredited investors (note 3)                             ---             ---

Net loss for six months ended
  June 30, 1999                                             ---             ---
                                                      ----------      ----------
Balance at June 30, 1999                                 29,592       $ 440,329
                                                      ==========      ==========

Balance at December 31, 1999                             26,467       $ 402,298

Cumulative undeclared dividends
  on redeemable preferred stock                             ---           8,470

Exercise of employee stock options                          ---             ---

Exercise of warrants                                        ---             ---

Issuance of common stock in lieu of
  cash in payment of interest on
  subordinated debenture                                    ---             ---

Issuance of common stock pursuant to
  Direct purchases by certain directors                     ---             ---

Net loss for six months
  ended June 30, 2000                                       ---             ---
                                                      ----------      ----------
Balance at June 30, 2000                                 26,467         410,768
                                                      ==========      ==========


The accompanying notes are an integral part of the consolidated financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
        Consolidated Statements of Stockholders' Deficit
                     (Unaudited - Continued)

                                                             Additional                  Total
                                          Common Stock       Paid-in                     Stockholders'
                                         (shares/amount)     Capital      Deficit        Deficit
                                      ---------------------  -----------  -------------  -------------
Balance at December 31, 1998          21,854,173  $ 218,542  $18,738,038  $(25,476,909)  $(6,520,329)

Cumulative undeclared dividends
  on redeemable preferred stock              ---        ---       (9,469)          ---        (9,469)

Issuance of common stock in lieu of
   cash in payment of interest on
   subordinated debenture                 40,000        400       89,600           ---        90,000

Issuance of common stock in lieu of
  cash in payment of legal fees          866,667      8,666       41,084           ---        49,750

Issuance of shares of common stock
  pursuant to direct purchases
  by certain directors and other
  accredited investors (note 3)       11,666,760    116,668      583,332           ---       700,000

Net loss for six months ended
  June 30, 1999                              ---        ---          ---    (1,235,916)   (1,235,916)
                                      ----------  ---------  -----------  -------------  ------------
Balance at June 30, 1999              34,427,600  $ 344,276  $19,442,585  $(26,712,825)  $(6,925,964)
                                      ==========  =========  ===========  =============  ============
Balance at December 31, 1999          47,598,758  $ 475,988  $20,238,904  $(28,002,249)  $(7,287,357)

Cumulative undeclared dividends
   on redeemable preferred stock             ---        ---       (8,470)          ---        (8,470)

Exercise of employee stock options     1,500,000     15,000      135,000           ---       150,000

Exercise of warrants                   3,070,123     30,701      (25,501)          ---         5,200

Issuance of common stock in lieu of
   cash in payment of interest on
   subordinated debenture                 40,000        400       89,600           ---        90,000

Issuance of common stock pursuant
   to direct purchases by
   certain directors                   4,000,000     40,000      360,000           ---       400,000

Net loss for six months ended
   June 30, 2000                             ---        ---          ---    (1,012,515)   (1,012,515)
                                      ----------  ---------  -----------  -------------  ------------
Balance at June 30, 2000              56,208,881  $ 562,089  $20,789,533  $(29,014,764)  $(7,663,142)
                                      ==========  =========  ===========  =============  ============

The accompanying notes are an integral part of the consolidated financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
              Consolidated Statements of Cash Flows
                           (Unaudited)



                                                                  Six months ended
                                                              June 30,        June 30,
                                                                  2000            1999
                                                            ------------   ------------
Cash flows from operating activities:
   Net loss                                                 $(1,012,515)   $(1,235,916)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
     Depreciation                                                 9,624         41,600
     Amortization                                                29,186         21,172
     Interest on debenture paid in shares of common stock        90,000         90,000
     Decrease (increase) in:
       Accounts receivable                                     (353,031)        (8,955)
       Inventory                                                 79,073       (120,060)
       Prepaid expenses and other current assets                (52,186)      (108,404)
     Increase (decrease) in:
       Accounts payable and accrued expenses                    544,627        231,472
                                                            ------------   ------------
       Net cash used in operating activities                   (665,222)    (1,089,091)
                                                            ------------   ------------
Cash flows from investing activities:
   Proceeds from disposal of equipment                              ---            460
   Capital expenditures                                            (976)       (28,407)
   Refund of security deposit                                       ---          5,725
   Repayment of principal of loan receivable                        ---         44,003
                                                            ------------   ------------
       Net cash provided by (used in) investing activities         (976)        21,781
                                                            ------------   ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                       550,000        700,000
   Issuance of promissory notes                                     ---         65,699
                                                            ------------   ------------
       Net cash provided by financing activities                550,000        765,699
                                                            ------------   ------------
       Net decrease in cash
         and cash equivalents                                  (116,198)      (301,611)

       Cash and cash equivalents
         at beginning of period                                 216,297        364,796
                                                            ------------   ------------
       Cash and cash equivalents
          at end of period                                  $   100,099    $    63,185
                                                            ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
              Consolidated Statements of Cash Flows
                     (Unaudited - Continued)

Noncash investing and financing activities:

During the six months ended June 30, 2000 and 1999, the Company recorded dividends in arrears on 8% redeemable preferred stock at $.32 per share aggregating $ 8,470 and $9,469, respectively, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

During the six months ended June 30, 2000 and 1999 the Company issued 40,000 shares of common stock in each period in payment of interest on the variable rate subordinated debenture. If paid in cash, the interest would have been payable at 12% in the amount of $90,000 in each period. Shares may be issued in lieu of cash under the terms of the debenture agreement at the higher of $2.25 per share or market price per share. The stock was issued and related interest was paid at $2.25 per share, or $90,000, in each period.

During the six months ended June 30, 2000, Igene agreed to the repayment of $206,780 in loans receivable and the sale of equipment having a net book value of $226,011 as part of a reduction in manufacturing fees under a new contract with the Company's contract manufacturer of AstaXin(R). The book value of the loan receivable and equipment, totaling $432,791, has been recorded as a deferred cost which is being amortized as manufacturing occurs over the six year term of this contract, which will expire May 2006.

During the six months ended June 30, 2000, holders of 3,994,500 warrants issued in the March 1998 Rights Offering exercised those warrants using $5,200 of notes payable to Igene and utilizing 927,377 warrants in cashless exercises. 3,070,123 new shares were issued and $5,200 of notes payable were cancelled in these transactions.

During the six months ended June 30, 1999, the Company satisfied accounts payable of $20,000 and advanced $29,750 for legal retainers by issuing 866,667 shares of common stock to counsel in on-going litigation.




The accompanying notes are an integral part of the consolidated financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements


(1)  Basis of Presentation

     The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     These  statements  reflect  all adjustments,  consisting  of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1999. The Company follows the same accounting policies in preparation of interim reports,
     except  as  described  in   note  (2)  to  the  consolidated
     financial statements.

(2)  Summary of Significant Accounting Policies

     Principles of Consolidation

     During June 2000 the Company formed a wholly-owned subsidiary in Chile. These consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Deferred Costs

     Deferred costs include deferred manufacturing costs of $418,765, which represents the value, reduced by current amortization, of a note receivable of $206,780 and manufacturing equipment with a net book value of $226,011. These assets have been cancelled and sold, respectively, in consideration for a reduction in manufacturing fees over the six year term of a new manufacturing contract which became effective in May 2000. These deferred manufacturing costs are being amortized over the term of the contract, and such amortization, in the amount of $14,026 for the six months ended June 30, 2000, is included in Cost of Sales.

     Foreign Currency Translation and Transactions

     Since the day-to-day operations of the Company's foreign subsidiary in Chile are dependent on the economic environment of the parent's currency, the financial position and results of operations of the Company's foreign subsidiary are determined using the Company's reporting currency (US dollars) as the functional currency. All exchange gains and losses from remeasurement of monetary assets and liabilities that are not denominated in US dollars are recognized currently in income. These gains and losses were immaterial in amount during the six months ended June 30, 2000.

     Statements of Cash Flows

     The Company has determined that the effect of foreign exchange rate changes on cash flows is not material.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(3)  Inventories

     Inventory, stated at lower of cost, on a first-in first-out basis, or market value, represents AstaXin(R) manufactured and held for sale, as follows:

          Raw materials            $         ---
          Work-in-process                    ---
          Finished goods                 627,180
                                   --------------
               Total inventory     $     627,180
                                   ==============

(4)  Stockholders' Deficit

     At  June 30, 2000 and 1999, 52,934 shares of authorized  but
     unissued   common  stock  were  reserved  for   issue   upon
     conversion of the Company's outstanding preferred stock.

     As  of  June  30,  2000 and 1999, 19,910,166 and  21,410,166
     shares, respectively, of authorized but unissued common stock were reserved for exercise pursuant to the Company's
     Employee Stock Option Plans.

     As  of  June 30, 2000 and 1999, 200,000 and 280,000  shares, respectively, of authorized but unissued common stock were reserved for issuance for payment of interest on the variable rate subordinated debenture and 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the variable rate subordinated debenture.

     As   of  June  30,  2000  and  1999,  13,174,478  shares  of
     authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $1,082,000 held by directors of the Company.

     As  of  June  30, 2000 and 1999, 131,759,345 and 113,462,178
     shares,  respectively,  of authorized  but  unissued  common
     stock   were   reserved  for  the  exercise  of  outstanding
     warrants.

     As of June 30, 2000, 6,000,000 shares of authorized but unissued shares of common stock were reserved for issuance upon receipt of $600,000 in funding for operations pursuant to a $1,000,000 commitment by certain directors of the Company on February 8, 2000.

     As of June 30, 2000, 20,000,000 shares of authorized but unissued shares of common stock were reserved for issuance pursuant to the production of AstaXin(R)in an agreement with Igene's contract manufacturer.

     During the six months ended June 30, 2000, the Company issued to certain directors 4,000,000 new shares of common stock at $.10 per share, or $400,000 (the Company incurred no offering expenses). The Company did not use the services of any agent or underwriter in distributing these shares. The sale of shares was exempt from registration pursuant to
     Section 4(2) of the Securities Act. The Company relied on information provided by the purchasers of the shares, indicating that they were directors of the Company, in claiming exemption from the registration obligations of the Securities Act of 1933, as amended. This stock was issued pursuant to a commitment dated February 8, 2000 for a total of $1,000,000. The market price on that date was $.10 per share. In return for this commitment, these directors also received, on February 8, 2000, warrants to purchase 10,000,000 shares of common stock at $0.10 per share, expiring in 10 years.

     During the six months ended June 30, 2000, the Company issued 1,500,00 new shares of common stock at $.10 per share, or $150,000, pursuant to the exercise of employee stock options.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)


(4)  Stockholders' Deficit (continued)

     During the six months ended June 30, 2000, holders of 3,994,500 warrants issued in the March 1998 Rights Offering exercised those warrants using $5,200 of notes payable to Igene and utilizing 927,377 warrants in cashless exercises. 3,070,123 new shares were issued and $5,200 of notes payable were cancelled in these transactions.

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

(5)  Net loss per common share

     Net loss per common share for the three month periods ended June 30, 2000 and 1999 is based on 53,899,650 and
     30,132,254, respectively, of weighted average common shares outstanding. Net loss per common share for the six-month periods ended June 30, 2000, and 1999 is based on 51,323,947 and 27,751,637, respectively, of weighted average common shares outstanding. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends in arrears on preferred stock.

(6)  Commitments

     On May 20, 2000 the Company signed a Memorandum of Understanding whereby it renewed its manufacturing agreement with Fermic, S.A. de C.V. (Fermic) of Mexico City, Mexico. Production began under this Memorandum on May 20, 2000 while a detailed contract is being drafted. The major terms of the agreement provide for the exclusive manufacture of AstaXin(R) by Fermic during a six year term. Fermic will be paid a monthly fee based on manufacturing capacity provided and will also be issued shares of Igene's common stock based on the amount of AstaXin(R) produced, up to a maximum of 20,000,000 shares over the term of the contract.

(7)  Contingencies

     On July 21, 1997, ADM filed suit against the Company in the U.S. District Court in Baltimore, Maryland alleging patent infringement and requesting injunctive relief and an unspecified amount of damages predicated on the alleged infringement, which alleged infringement pertains to the Company's astaxanthin manufacturing process. On August 4, 1997, the Company filed a $300,450,000 contract and trade secrets counterclaim against ADM, alleging theft of trade secrets. The Company is also claiming breach of contract, in regards to a licensing agreement entered into by the Company and ADM in 1995. The Company contends that it complied with all material terms of this agreement. On September 10, 1997 the District Court denied ADM's request for a preliminary injunction on the basis that ADM could not demonstrate a likelihood of success on the merits of its patent infringement allegations. To date, a stay on all discovery has been imposed by the court, while a court-
     appointed expert analyzes the yeast products of both parties. Pursuant to an order issued by the judge on July 16, 1999, both the Company and ADM have communicated to the court their willingness to pursue a mediated settlement of this dispute.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)


(7)  Contingencies (continued)

     During the period from October 1, 1999 through October 28, 1999, the parties were unable to resolve the dispute through mediation. Thus, the litigation has been returned to the court for a judicial disposition. It is management's contention that it is not probable that this dispute will result in an unfavorable outcome. Accordingly, no liability has been reflected in the accompanying consolidated balance sheets. The Company had expenses of $850 and $182,757 respectively, in the six months ended June 30, 2000 and 1999 relating to this litigation, which is on-going.

(8)  Subsequent Events

     On July 17, 2000, the Company received $350,000 in a purchase of new stock by certain directors of 3,500,000 shares of common stock at $0.10 per share. This transaction was the third in a planned series of purchases of common stock pursuant to a commitment, on February 8, 2000, to purchase stock in the total amount of $1,000,000.

     In a notice published in the Federal Register of July 6, 2000, the FDA announced the amendment of its color additive regulations to provide for the safe use of phaffia yeast, such as that in the Company's product, AstaXin(R), as a color additive in aquaculture feeds. This ruling, which is effective August 8, 2000, allows the Company to market its product, AstaXin(R), for aquaculture feeds and fish produced in or imported into the United States.

     In July 2000, the Company also obtained market clearance from the FDA to sell its product, AstaXin(R), as a human nutritional supplement in the United States. Scientific literature indicates that natural astaxanthin, such as that in the Company's product, AstaXin(R), may offer health benefits for humans due to its antioxidant properties.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations



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

Overview

Igene Biotechnology, Inc. (Igene) is engaged in the business of developing, marketing, and manufacturing industrial microbiology and related biotechnology products. Igene's major product is AstaXin(R), a dried yeast product made from a proprietary strain of yeast which it has developed. AstaXin(R) is a natural source of astaxanthin, the pigment which imparts the characteristic red color to the flesh of salmon, shrimp and certain other types of fish and shellfish. In the ocean, these fish and shellfish obtain astaxanthin from krill and other planktonic crustaceans in their diet. However, without the addition of astaxanthin to the feed of farm raised fish and shellfish, their flesh would be a pale, off-white color, which is less appealing to consumers. Based on estimates of worldwide production of farm raised salmon, Igene believes that the worldwide market for astaxanthin as a feed additive for aquaculture exceeds $200,000,000 annually. Scientific literature also indicates that natural astaxanthin, such as that in AstaXin(R), may offer health benefits for humans due to its antioxidant properties, which exceed those of vitamin E, vitamin C, beta-carotene and other carotenoids. The Company is presently manufacturing, marketing and selling AstaXin(R) as a color additive for aquaculture feeds, and is also preparing to market this product as a human nutritional supplement.

Results of Operations

On July 6, 2000, a U.S. FDA ruling, which was effective August 8, 2000, allowed Igene to market AstaXin(R) for fish feeds and fish produced in or sent to the United States. As a result of this U.S. FDA ruling, and approvals in 1999 from the Canadian equivalent agency, Igene began to market AstaXin(R) in the United States and Canada in July 2000. In July 2000, Igene also obtained market clearance from the U.S. FDA to sell AstaXin(R) as a human nutritional supplement in the United States.

Sales

Sales of AstaXin(R) for aquaculture feed were $180,631 during the quarter ended June 30, 2000. This is an increase of 130% over sales for the preceding quarter of $78,536. Sales of AstaXin(R) for the six months ended June 30, 2000 totaled $259,167. Based on actual sales through July 2000, orders received and projections of the usage for current customers, sales for the quarter ended September 30, 2000 are expected to exceed $400,000. During the three months and six months ended June 30, 1999 Igene had no sales of AstaXin(R) while the Company conducted what was probably the largest commercial fish feeding study in the world, using AstaXin(R) in Chile in cooperation with more than a dozen fish producers. Results obtained from this study and an independent study conducted in Norway by Akvaforsk confirm that natural AstaXin(R) is comparable, if not superior to, its competitor' synthetic product which currently dominates the

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Results of Operations (continued)

market. The Akvaforsk study also confirmed the stability of AstaXin(R) through the commercial feed production process and showed the efficiency of Igene's proprietary enzyme technology for making 98% of the astaxanthin available for uptake by the fish and more than twice as effective as other competitors' processes. Igene believes that sales of AstaXin(R)for aquaculture will continue to grow, due to both increased sales in Chile and marketing in the United States and Canada. However, there can be no assurance that such sales will occur or that they will be material.

Now that U.S. FDA market clearance has been obtained, Igene also plans to market AstaXin(R) as a human nutritional supplement. Scientific literature indicates that natural astaxanthin, such as from AstaXin(R), may offer certain health benefits for humans due to its antioxidant properties, which exceed those of vitamin E, vitamin C, beta-carotene and other carotenoids.

Cost of Sales

Igene resumed commercial production of AstaXin(R) in May 2000 and entered into a six year exclusive agreement with its contract manufacturer in Mexico City, Mexico. Igene is now capable of tripling its production capacity for AstaXin(R) within three months, and to nine fold within a year, if necessary. Cost of sales for AstaXin(R) for the quarter ended June 30, 2000 and 1999 of $185,224 and $99,409 increased by $85,815, or 86%. Cost of sales of AstaXin(R) for the six months ended June 30, 2000 and 1999 of $272,657 and $119,845 increased by $152,812, or 128%.
These increases resulted from increased sales of AstaXin(R)in 2000 offset by adjustments to decrease AstaXin(R) inventory to market value during the six months ended June 30, 1999. There have been no additional decreases of AstaXin(R) inventory to market value during the six months ended June 30, 2000, due to increases in production efficiency. Igene expects to achieve gross profits on sales of AstaXin(R) in the near future, as sales levels increase. However, there can be no assurance that such gross profits will occur or that they will be material. Igene expects that cost of sales for AstaXin(R) will continue to increase, due to sales increases, and they are expected to be funded by product sales. Igene plans to expand production capacity as needed to meet increasing demand for AstaXin(R). However, there can be no assurance that demand will, in fact, increase or that such increases will be material.

Marketing and Selling Expenses

Igene has engaged a full-time consultant to obtain approval and market AstaXin(R) in Europe as a feed additive for aquaculture and also to market AstaXin(R) worldwide as a human nutritional supplement. Igene's executive employees continue to travel extensively to support the two full-time technical representatives at its Chilean subsidiary's office. Marketing expenses for AstaXin(R) are expected to continue to increase as Igene markets AstaXin(R) in the United States and Canada. Marketing and selling expenses for the three months ended June 30, 2000 and 1999 were $179,457 and $46,475, respectively, an increase of $132,982, or 286%. Marketing and selling expenses for the six months ended June 30, 2000 and 1999 were $258,598 and $52,925, respectively, an increase of $205,673, or 389%. Future additional marketing expenses are expected to be funded by revenues from product sales. However, there can be no assurance that such sales will occur, or that they will be material.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Results of Operations (continued)

Research, Development and Pilot Plant Expenses

Research, development and pilot plant expenses for the three months ended June 30, 2000 and 1999 were $84,967 and $90,101, respectively, a decrease of $5,134, or 6%. Research, development and pilot plant expenses for the six months ended June 30, 2000 and 1999 were $177,576 and $190,400, respectively, a decrease of $12,824, or 7%. These expenses are expected to continue at approximately $30,000 per month in support of increasing the efficiency of the AstaXin(R) manufacturing process through experimentation in the pilot plant and through improving proprietary technology. These expenses are expected to be funded by sales. However, there can be no assurance that such sales will occur, or that they will be material.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2000 and 1999 were $125,233 and $80,902, respectively, an increase of $44,331, or 55%. General and administrative expenses for the six months ended June 30, 2000 and 1999 were $210,102 and $170,546, respectively, an increase of $39,538, or 23%. These increases resulted primarily from costs associated with the annual shareholder's meeting which was held in June 2000 (in 1999 this meeting was not held until the third quarter) and from increased legal expenses relating to warrants exercised in 2000. General and administrative expenses are expected to continue at approximately $35,000 per month in the near term, and are expected to be funded by sales. However, there can be no assurance that such sales will occur, or that they will be material.

Litigation Expenses

Litigation expenses for the three months ended June 30, 2000 and 1999 were $850 and $182,757, a decrease of $181,907, or 99%.
Litigation expenses for the six months ended June 30, 2000 and 1999 were $11,896 and $358,494, a decrease of $346,598, or 97%.
These amounts represent the expenses associated with Igene's defense of the suit by ADM alleging patent infringement pertaining to Igene's astaxanthin manufacturing process and Igene's counter-suit. These expenses have decreased while a court imposed stay on discovery remains in effect and a court-appointed expert analyzes the yeast products of both parties. These expenses are expected to increase when and if the litigation moves to a courtroom phase. Management expects to recover these legal expenses through damage awards and preservation of the commercial product rights associated with AstaXin(R). However, there can be no assurance that the Company will receive damage awards or that its rights will be preserved. Igene's expenditures for this litigation will continue based on management's continuing assessments of the potential costs versus the potential benefits of its litigation efforts. These expenses are expected to be funded by additional capital contributions or loans from directors. At the present time, a range of reasonably possible loss from the litigation cannot be estimated.

Net interest expense for the three months ended June 30, 2000 and 1999 was $169,217 and $173,059, respectively, a decrease of $3,842, or 2%. Net interest expense for the six months ended June 30, 2000 and 1999 was $343,003 and $343,706, respectively, a
decrease  of   $703  or less than 1%.   It is expected  that  net
interest expense will decrease if note holders will use outstanding notes to exercise outstanding warrants issued to them, when and if the Company achieves profitable operations. However, there can be no assurance that such profitable operations will occur, or that they will be material or that the holders will in fact use their notes to exercise their warrants.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Results of Operations (continued)

As a result of the foregoing, the Company reported net losses of $562,167 and $672,704, or $0.01 and $.02 per share for the three months ended June 30, 2000, and 1999, and net losses of $1,012,515 and $1,235,916, or $0.02 and $0.04 per share, respectively, for the six months ended June 30, 2000 and 1999.

The weighted average number of shares of common stock outstanding increased to 53,899,650 for the six months ended June 30, 2000 from 30,132,254 for the six months ended June 30, 1999. This increase of 23,767,396 weighted average shares is caused by the issuance of 80,000 shares of common stock in lieu of interest payments on the variable rate subordinated debenture, the conversion of 3,125 shares of preferred stock into 6,250 shares of common stock, the issuance of 1,500,000 shares pursuant to the exercise of employee stock options, the issuance of 3,068,323 shares pursuant to the exercise of warrants, and the issuance of 17,125,001 shares to directors and other investors for cash during the twelve month period ended June 30, 2000.

Financial Position

During the six months ended June 30, 2000 and 1999 the following materially affected the Company's financial position:

The Company capitalized inventory of $990,320 as of June 30, 1999 due  to  production.  During the six months ended June  30,  2000 inventory decreased to $627,180 due to product sales, offset by production.

During the six months ended June 30, 2000 accounts receivable increased to $96,036 due to current product sales.

The Company paid expense advances and retainers of $330,000 to its attorneys during the six months ended June 30, 1999, which have been capitalized and are included in prepaid expenses as of June 30, 2000 and 1999, as reduced by fees billed, and which are being drawn down against costs associated with on-going litigation against ADM.

During the six months ended June 30, 2000, Igene agreed to the repayment of $206,780 in loans receivable and the sale of equipment having a net book value of $226,011 as part of a reduction in manufacturing fees under a new contract with the Company's contract manufacturer of AstaXin(R). The book value of the loan receivable and equipment, totaling $432,791, has been recorded as a deferred cost which is being amortized as manufacturing occurs over the six year term of this contract, which will expire May 2006.

During the six months ended June 30, 1999 the Company issued 11,666,667 new shares of common stock to directors and other investors at $.06 per share, or $700,000. During the six months ended June 30, 2000 the Company issued 4,000,000 new shares to certain directors at $.10 per share or $400,000.

During  the six months ended June 30, 1999 the Company  purchased
$28,407 of research and development and manufacturing equipment.

During the six months ended June 30, 2000, holders of 3,994,500 warrants issued in the March 1998 Rights Offering exercised those warrants using $5,200 of notes payable to Igene and utilizing 927,377 warrants in cashless exercises. 3,070,123 new shares were issued and $5,200 of notes payable were cancelled in these transactions.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Financial Position (continued)

During  the  six  months ended June 30, 2000 the  Company  issued
1,500,000 new shares of common stock pursuant to the exercise of employee stock options at $.10 per share or $150,000.

In  December  of  1988,  the  Company suspended  payment  of  the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvement in cash flow. Unpaid dividends cumulate for future payment or increase the liquidation preference or redemption value of the preferred stock. As of June 30, 2000 and 1999, total dividends in arrears on the Company's preferred stock was $199,032 and $203,593, respectively, which was included in the carrying value of the redeemable preferred stock.

Liquidity and Capital Resources

Historically, the Company has been funded primarily by equity contributions and loans from stockholders. As of June 30, 2000 and 1999, the Company had working capital of $733,051 and $1,260,751, respectively. Working capital decreased by $527,700 during the twelve month period ended June 30, 2000. The Company had cash and cash equivalents of $100,099 and $63,185 as of June 30, 2000 and 1999, respectively. In order to continue to fund operations in the near term, until profitable operations occur, the Company plans to obtain additional capitalization from directors and other investors.

Cash used by operations in the six months ended June 30, 2000 and 1999 amounted to $665,222 and $1,089,091, respectively. This decrease in cash used in operations of $423,869 resulted from a temporary halt in production of AstaXin(R) and increased product sales and reduced litigation expenses during the six months ended June 30, 2000.

Cash provided (used by) by investing activities for the six months ended June 30, 2000 and 1999 amounted to $(976) and $21,781, respectively. The decrease of $22,757 in cash provided by investing activities resulted primarily from a decrease in the amount of principal repayments on loan receivable during the six months ended June 30, 2000. This loan was repaid in May 2000 through a reduction in fees in the Company's new manufacturing contract.

Cash provided by financing activities for the six months ended June 30, 2000 and 1999 amounted to $550,000 and $765,699, respectively, a decrease of $215,699, resulting primarily from a decrease in proceeds from issue of new common stock during the six months ended June 30, 2000.

            IGENE Biotechnology, Inc. and Subsidiary
                             PART II
                        OTHER INFORMATION

Item 1.  Legal Proceedings

On July 21, 1997, ADM filed suit against the Company in the U.S. District Court in Baltimore, Maryland alleging patent infringement and requesting injunctive relief and an unspecified amount of damages predicated on the alleged infringement, which alleged infringement pertains to the Company's astaxanthin manufacturing process. On August 4, 1997, the Company filed a $300,450,000 contract and trade secrets counterclaim against ADM, alleging theft of trade secrets. The Company is also claiming breach of contract, in regards to a licensing agreement entered into by the Company and ADM in 1995. The Company contends that it complied with all material terms of this agreement. On September 10, 1997 the District Court denied ADM's request for a preliminary injunction on the basis that ADM could not demonstrate a likelihood of success on the merits of its patent infringement allegations. To date, a stay on all discovery has been imposed by the court, while a court-appointed expert analyzes the yeast products of both parties. Pursuant to an order issued by the judge on July 16, 1999, both the Company and ADM have communicated to the court their willingness to pursue a mediated settlement of this dispute. During the period from October 1, 1999 through October 28, 1999, the parties were unable to resolve the dispute through mediation. Thus, the litigation has been returned to the court for a judicial disposition. It is management's contention that it is not probable that this dispute will result in an unfavorable outcome. Accordingly, no liability has been reflected in the accompanying consolidated balance sheets. The Company had expenses of $850 and $182,757 respectively, in the six months ended June 30, 2000 and 1999 relating to this litigation, which is on-going.

Item 2.  Changes in Securities and Use of Proceeds.

Dividends on Common Stock are currently prohibited because of the preferential rights of holders of Preferred Stock. The Company has paid no cash dividends on its Common Stock in the past and does not intend to declare or pay any dividends on its Common stock in the foreseeable future.

During the six months ended June 30, 2000, the Company issued to certain directors 4,000,000 new shares of common stock at $.10 per share, or $400,000 (the Company incurred no offering expenses). The Company did not use the services of any agent or underwriter in distributing these shares. The sale of shares was exempt from registration pursuant to Section 4(2) of the Securities Act. The Company relied on information provided by the purchasers of the shares, indicating that they were directors of the Company, in claiming exemption from the registration obligations of the Securities Act of 1933, as amended. This stock was issued pursuant to a commitment dated February 8, 2000 for a total of $1,000,000. The market price on that date was $.10 per share. In return for this commitment, these directors also received, on February 8, 2000, warrants to purchase 10,000,000 shares of common stock at $0.10 per share, expiring in 10 years.

Item 3.  Defaults Upon Senior Securities.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

At the annual meeting of stockholders held on June 6, 2000, the following matters were submitted to stockholders' vote and were approved by a majority of votes: (1) seven directors were elected: Joseph C. Abeles, John A. Cenerazzo, Stephen F. Hiu, Thomas L. Kempner, Michael G. Kimelman, Sidney R. Knafel, and Patrick F. Monahan; and (2) approval of the appointment of Berenson & Company LLP as the Company's independent auditors for 2000.

            IGENE Biotechnology, Inc. and Subsidiary
                             PART II
                        OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
	   continued)


Results of the voting were as follows:

                                       Votes          Votes          Votes
                                       For            Against        Abstained
                                       ------------   ------------   ------------
     (1)  Election of Directors

               Joseph C. Abeles          43,678,272         57,090            ---
               John A. Cenerazzo         43,678,272         57,090            ---
               Stephen F. Hiu            43,678,272         57,090            ---
               Thomas L. Kempner         43,678,272         57,090            ---
               Michael G. Kimelman       43,678,272         57,090            ---
               Sidney R. Knafel          43,678,272         57,090            ---
               Patrick F. Monahan        43,678,272         57,090            ---

     (2)  Approval of Auditors           43,554,308        114,764         66,290

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.  Financial Data Schedule

     (b)  Reports on Form 8K - None

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  IGENE Biotechnology, Inc.
                                  ________________________________

                                  (Registrant)



     Date August 14, 2000    By   /s/Stephen F. Hiu
                                  Stephen F. Hiu
                                  President and Treasurer
                                  (On behalf of the Registrant and as
                                  Principal Financial Officer)