Form 10QSB
period 2000-09-30
IGENE BIOTECHNOLOGY INC
filed 2000-11-14
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 10549
                             FORM 10-QSB



(Mark One)

[x]  Quarterly report under Section 13 or 15(D) of the Securities
     Exchange Act of 1934

          For the quarterly period ended September 30, 2000

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

Yes       x              No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
62,248,881 as of November 2, 2000.

Transitional Small Business Disclosure Format (check one):

Yes                      No        x

                                 -1-

                             FORM 10-QSB
              IGENE Biotechnology, Inc. and Subsidiary


                                INDEX


PART I -  FINANCIAL INFORMATION
                                                                 Page

          Consolidated Balance Sheets                            5-6

          Consolidated Statements of Operations                    7

          Consolidated Statements of Stockholder's Deficit       8-9

          Consolidated Statements of Cash Flows                10-11

          Notes to Consolidated Financial Statements           12-15

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  16-20

PART II - OTHER INFORMATION                                       21

SIGNATURES                                                        22

                                 -2-

              IGENE BIOTECHNOLOGY, INC. AND SUBSIDIARY

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

               OF THE SECURITIES EXCHANGE ACT OF 1934

                                 -3-

                               PART I

                        FINANCIAL INFORMATION

Item 1.  Financial Statements.

            IGENE Biotechnology, Inc. and Subsidiary
                   Consolidated Balance Sheets

                                               September 30,   September 30,    December 31,
                                                        2000            1999            1999
                                               -------------   -------------   -------------
                                                (Unaudited)     (Unaudited)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                    $     305,529   $      12,753   $     216,297
  Accounts receivable                                131,932          13,205          24,267
  Inventory                                          808,127         990,320         707,595
  Loan receivable                                        ---         223,902         206,780
  Prepaid expenses and other current assets          212,148         175,996         153,160
                                               -------------   -------------   -------------
     TOTAL CURRENT ASSETS                          1,457,736       1,416,176       1,308,099

OTHER ASSETS
  Property and equipment, net                        131,395         342,157         366,484
  Deferred Costs, net                                522,251         148,199         137,613
  Other assets                                         5,861           4,875           4,876
                                               -------------   -------------   -------------
     TOTAL ASSETS                              $   2,117,243   $   1,911,407   $   1,817,072
                                               =============   =============   =============





The accompanying notes are an integral part of the consolidated financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
                   Consolidated Balance Sheets
                           (continued)

                                               September 30,   September 30,    December 31,
                                                        2000            1999            1999
                                               -------------   -------------   -------------
                                                (Unaudited)     (Unaudited)

LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses        $    644,800    $    214,185    $    268,081
LONG-TERM DEBT
  Promissory notes payable                        6,077,300       6,146,199       6,082,500
  Variable rate subordinated debenture            1,500,000       1,500,000       1,500,000
  Accrued Interest                                1,199,703         729,900         851,550
                                               -------------   -------------   -------------
     TOTAL LIABILITIES                            9,421,803       8,590,284       8,702,131
                                               -------------   -------------   -------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred
     stock, 8% cumulative, convertible,
     voting, series A, $.01 par value per
     share. Redemption value $15.68, $15.04,
     and $15.20, respectively.  Authorized
     1,312,500 shares, issued 26,467, 29,592,
     and 26,467 shares, respectively                415,003         445,064         402,298
                                               -------------   -------------   -------------
STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value per share.
     Authorized, 250,000,000 shares;
     issued and outstanding 62,208,881,
     39,427,508, and 47,598,758 shares,
     respectively                                   622,089         394,275         475,988
  Additional paid-in capital                     21,325,298      19,687,851      20,238,904
  Deficit                                       (29,666,950)    (27,206,067)    (28,002,249)
                                               -------------   -------------   -------------
     TOTAL STOCKHOLDERS' DEFICIT                 (7,719,563)     (7,123,941)     (7,287,357)
                                               -------------   -------------   -------------
     TOTAL LIABILITIES, REDEEMABLE
       PREFERRED STOCK AND
       STOCKHOLDERS'  DEFICIT                  $  2,117,243    $  1,911,407    $  1,817,072
                                               =============   =============   =============





 The accompanying notes are an integral part of the consolidated financial statements.

           IGENE Biotechnology, Inc. and Subsidiary
              Consolidated Statements of Operations
                           (Unaudited)


                                                 Three months ended             Nine months ended
                                            ----------------------------   ----------------------------
                                            September 30,  September 30,   September 30,  September 30,
                                                     2000           1999            2000           1999
                                            -------------  -------------   -------------  -------------
Sales                                       $    129,575   $        ---    $    388,742   $        ---
Cost of sales                                    198,702          6,407         471,359        126,252
                                            -------------  -------------   -------------  -------------
  Gross profit (loss)                            (69,127)        (6,407)        (82,617)      (126,252)
                                            -------------  -------------   -------------  -------------
Selling, General & Administrative expenses:
  Marketing and selling                          197,586         58,766         456,184        111,691
  Research, development and pilot plant           89,629        104,595         267,205        294,995
  General and administrative                     127,194         74,834         337,296        248,554
  Litigation expenses                              1,352         75,479          13,248        433,973
                                            -------------  -------------   -------------  -------------
     Total operating expenses                    415,761        313,674       1,073,933      1,089,213
                                            -------------  -------------   -------------  -------------

     Operating loss                             (484,888)      (320,081)     (1,156,550)    (1,215,465)
                                            -------------  -------------   -------------  -------------
Other income (expense)
  Interest expense, net of
     interest income of $91, $3,570,
     $3,737 and $14,519, respectively           (169,298)      (173,903)       (512,301)      (517,609)
  Other                                            2,000            742           4,150          3,916
                                            -------------  -------------   -------------  -------------
     Net loss                               $   (652,186)  $   (493,242)   $ (1,664,701)  $ (1,729,158)
                                            =============  =============   =============  =============

     Net loss per common share              $      (0.01)  $      (0.01)   $      (0.03)  $      (0.06)
                                            =============  =============   =============  =============




The accompanying notes are an integral part of the consolidated financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
        Consolidated Statements of Stockholders' Deficit
                           (Unaudited)

                                                       Redeemable Preferred Stock
                                                            (shares/amount)
                                                       --------------------------
Balance at December 31, 1998                              29,592       $ 430,860

Cumulative undeclared dividends
  on redeemable preferred stock                              ---          14,204

Issuance of common stock in lieu of
  cash in payment of interest on
  subordinated debenture                                     ---             ---

Issuance of common stock in lieu of
  cash in payment of legal fees                              ---             ---

Issuance of shares of common stock
  pursuant to direct purchases
  by certain directors and other
  accredited investors                                       ---             ---

Net loss for nine months ended
  September 30, 1999                                         ---             ---
                                                       ----------      ----------
Balance at September 30, 1999                             29,592       $ 445,064
                                                       ==========      ==========

Balance at December 31, 1999                              26,467       $ 402,298

Cumulative undeclared dividends
  on redeemable preferred stock                              ---          12,705

Exercise of employee stock options                           ---             ---

Exercise of warrants                                         ---             ---

Issuance of common stock in lieu of
  cash in payment of interest on
  subordinated debenture                                     ---             ---

Issuance of common stock pursuant to
  Direct purchases by certain directors                      ---             ---

Net loss for nine months
  ended September 30, 2000                                   ---             ---
                                                       ----------      ----------
Balance at September 30, 2000                             26,467         415,003
                                                       ==========      ==========


The accompanying notes are an integral part of the consolidated financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
        Consolidated Statements of Stockholders' Deficit
                     (Unaudited - Continued)


                                                                    Additional                        Total
                                             Common Stock            Paid-in                      Stockholders'
                                            (shares/amount)          Capital         Deficit         Deficit
                                        -----------------------   -------------   -------------   -------------
Balance at December 31, 1998            21,854,173    $218,542    $ 18,738,038    $(25,476,909)   $ (6,520,329)

Cumulative undeclared dividends
  on redeemable preferred stock                ---         ---         (14,204)            ---         (14,204)

Issuance of common stock in lieu of
   cash in payment of interest on
   subordinated debenture                   40,000         400          89,600             ---          90,000

Issuance of common stock in lieu of
  cash in payment of legal fees            866,667       8,666          41,084             ---          49,750

Issuance of shares of common stock
  pursuant to direct purchases
  by certain directors and other
  accredited investors                  16,666,668     166,667         833,333             ---       1,000,000

Net loss for nine months ended
  September 30, 1999                           ---         ---             ---      (1,729,158)     (1,729,158)
                                        ----------    --------    -------------    -------------  -------------

Balance at September 30, 1999           39,427,508    $394,275    $ 19,687,851     $(27,206,067)  $ (7,123,941)
                                        ==========    ========    =============    =============  =============

Balance at December 31, 1999            47,598,758    $475,988    $ 20,238,904     $(28,002,249)  $ (7,287,357)

Cumulative undeclared dividends
   on redeemable preferred stock               ---         ---         (12,705)             ---        (12,705)

Exercise of employee stock options       1,500,000      15,000         135,000              ---        150,000

Exercise of warrants                     3,070,123      30,701         (25,501)             ---          5,200

Issuance of common stock in lieu of
   cash in payment of interest on
   subordinated debenture                   40,000         400          89,600              ---         90,000

Issuance of common stock pursuant
   to direct purchases by
   certain directors                    10,000,000     100,000         900,000              ---      1,000,000

Net loss for nine months ended
   September 30, 2000                          ---         ---             ---       (1,664,701)    (1,664,701)
                                        ----------    --------    -------------    -------------  -------------

Balance at September 30, 2000           62,208,881    $622,089    $ 21,325,298     $(29,666,950)  $ (7,719,563)
                                        ==========    ========    =============    =============  =============


The accompanying notes are an integral part of the consolidated financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
              Consolidated Statements of Cash Flows
                           (Unaudited)


                                                                         Nine months ended
                                                                   September 30,   September 30,
                                                                            2000            1999
                                                                   -------------   -------------
Cash flows from operating activities:
   Net loss                                                        $ (1,664,701)   $ (1,729,158)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation                                                        14,436          55,847
     Amortization                                                        60,357          31,757
     Interest on debenture paid in shares of common stock                90,000          90,000
     Decrease (increase) in:
       Accounts receivable                                             (113,801)        (13,205)
       Inventory                                                       (107,582)       (120,060)
       Prepaid expenses and other current assets                        (58,989)        (49,440)
     Increase (decrease) in:
       Accounts payable and accrued expenses                            724,870         305,587
                                                                   -------------   -------------
       Net cash used in operating activities                         (1,055,410)     (1,428,672)
                                                                   -------------   -------------
Cash flows from investing activities:
   Proceeds from disposal of equipment                                      ---             460
   Capital expenditures                                                  (5,358)        (28,407)
   Refund of security deposit                                               ---           5,725
   Repayment of principal of loan receivable                                ---          45,153
                                                                   -------------   -------------
       Net cash provided by (used in) investing activities               (5,358)         22,931
                                                                   -------------   -------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                             1,150,000       1,000,000
   Issuance of promissory notes                                             ---          65,699
   Repayment of notes                                                       ---         (12,000)
                                                                   -------------   -------------
     Net cash provided by financing activities                        1,150,000       1,053,699

       Net increase (decrease) in cash
         and cash equivalents                                            89,232        (352,042)

       Cash and cash equivalents
         at beginning of period                                         216,297         364,796
                                                                   -------------   -------------
       Cash and cash equivalents
          at end of period                                         $    305,529    $     12,753
                                                                   =============   =============





The accompanying notes are an integral part of the consolidated financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
              Consolidated Statements of Cash Flows
                     (Unaudited - Continued)

Noncash investing and financing activities:

During the nine months ended September 30, 2000 and 1999, the Company recorded dividends in arrears on 8% redeemable preferred stock at $.48 per share aggregating $12,705 and $14,204, respectively, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

During the nine months ended September 30, 2000 and 1999 the Company issued 40,000 shares of common stock in each period in payment of interest on the variable rate subordinated debenture. If paid in cash, the interest would have been payable at 12% in the amount of $90,000 in each period. Shares may be issued in lieu of cash under the terms of the debenture agreement at the higher of $2.25 per share or market price per share. The stock was issued and related interest was paid at $2.25 per share, or $90,000, in each period.

During May 2000, Igene agreed to the re-payment of $218,984 in loans receivable and accrued interest and the sale of equipment having a net book value of $226,011 as part of a reduction in manufacturing fees under a new contract with the Company's contract manufacturer of AstaXin(R). The book value of the loan receivable and equipment, totaling $455,995, has been recorded as a deferred cost which is being amortized as manufacturing occurs over the six year term of this contract, which will expire May 2006.

During the nine months ended September 30, 2000, holders of 3,994,500 warrants issued in the March 1998 Rights Offering exercised those warrants using $5,200 of notes payable to Igene and utilizing 927,377 warrants in cashless exercises. 3,070,123 new shares were issued and $5,200 of notes payable were cancelled in these transactions.

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

     Deferred Costs

     Deferred costs include deferred manufacturing costs of $416,395, which represents the value, reduced by current amortization, of a note receivable and accrued interest of $218,984 and manufacturing equipment with a net book value of $226,011. These assets have been cancelled and sold, respectively, in consideration for a reduction in manufacturing fees over the six year term of a new manufacturing contract which became effective in May 2000. These deferred manufacturing costs are being amortized over the term of the contract, and such amortization, in the amount of $28,600 for the nine months ended September 30, 2000, is included in Cost of Sales and Inventory.

     Foreign Currency Translation and Transactions

     Since the day-to-day operations of the Company's foreign subsidiary in Chile are dependent on the economic environment of the parent's currency, the financial position and results of operations of the Company's foreign subsidiary are determined using the Company's reporting currency (US dollars) as the functional currency. All exchange gains and losses from remeasurement of monetary assets and liabilities that are not denominated in US dollars are recognized currently in income. These gains and losses were immaterial in amount during the nine months ended September 30, 2000.

     Statements of Cash Flows

     The Company has determined that the effect of foreign exchange rate changes on cash flows is not material.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)
(3)  Inventories

     Inventory, stated at lower of cost, on a first-in first-out basis, or market value, represents AstaXin(R) manufactured and held for sale, as follows:

          Raw materials            $         ---
          Work-in-process                 15,800
          Finished goods                 792,327
                                   -------------
               Total inventory     $     808,127
                                   =============

(4)  Stockholders' Deficit

     At  September  30, 2000 and 1999, 52,934 and 59,184  shares, respectively, of authorized but unissued common  stock  were
     reserved   for  issue  upon  conversion  of  the   Company's
     outstanding preferred stock.

     As of September 30, 2000 and 1999, 19,910,166 and 21,410,166
     shares, respectively, of authorized but unissued common stock were reserved for exercise pursuant to the Company's
     Employee Stock Option Plans.

     As  of  September  30,  2000 and 1999, 200,000  and  280,000
     shares, respectively, of authorized but unissued common stock were reserved for issuance for payment of interest on the variable rate subordinated debenture and 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the variable rate subordinated debenture.

     As of September 30, 2000 and 1999, 13,174,478 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $1,082,000 held by directors of the Company.

     As   of  September  30,  2000  and  1999,  131,759,345   and
     117,628,846 shares, respectively, of authorized but unissued common stock were reserved for the exercise of outstanding warrants.

     As of September 30, 2000, 20,000,000 shares of authorized but unissued shares of common stock were reserved for issuance in connection with the production of AstaXin(R) pursuant to an agreement with Igene's contract manufacturer.

     During the nine months ended September 30, 2000, the Company issued to certain directors 10,000,000 new shares of common stock at $.10 per share, or $1,000,000 (the Company incurred no offering expenses). The Company did not use the services of any agent or underwriter in distributing these shares. The sale of shares was exempt from registration pursuant to
     Section 4(2) of the Securities Act. The Company relied on information provided by the purchasers of the shares, indicating that they were directors of the Company, in claiming exemption from the registration obligations of the Securities Act of 1933, as amended. This stock was issued pursuant to a commitment dated February 8, 2000 for a total of $1,000,000. The market price on that date was $.10 per share. In return for this commitment, these directors also received, on February 8, 2000, warrants to purchase 10,000,000 shares of common stock at $0.10 per share, expiring February 8, 2010.

     During the nine months ended September 30, 2000, the Company issued 1,500,000 new shares of common stock at $.10 per share, or $150,000, pursuant to the exercise of employee stock options.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)


(4)  Stockholders' Deficit (continued)

     During the nine months ended September 30, 2000, holders of 3,994,500 warrants issued in the March 1998 Rights Offering exercised those warrants using $5,200 of notes payable to Igene and utilizing 927,377 warrants in cashless exercises. 3,070,123 new shares were issued and $5,200 of notes payable were cancelled in these transactions.

     On January 25, 1999 the Company issued to certain directors and other accredited investors 4,166,667 new shares of common stock at $.06 per share, or $250,000, which was the current market price of the stock on that date. These investors also committed to purchase an additional 8,333,333 new shares of common stock at $.06 per share, or $500,000 by July 31, 1999. The total funding received in this transaction was $750,000, and a total of 12,500,000 shares were issued at $.06 per share. In return for committing to this funding, these investors also received, as of January 25, 1999, warrants to purchase 12,500,000 shares of common stock at $.06 per share, expiring January 25, 2009.

(5)  Net loss per common share

     Net loss per common share for the three month periods ended September 30, 2000 and 1999 is based on 59,170,838 and 36,936,566, respectively, of weighted average common shares outstanding. Net loss per common share for the nine-month periods ended September 30, 2000, and 1999 is based on 53,958,670 and 30,846,897, respectively, of weighted average common shares outstanding. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends in arrears on preferred stock.

(6)  Commitments

     On May 20, 2000 the Company signed a Memorandum of Understanding whereby it renewed its manufacturing agreement with our contract manufacturer in Mexico City, Mexico. Production began under this Memorandum on May 20, 2000 while a detailed contract is being drafted. The major terms of the agreement provide for the exclusive manufacture of AstaXin(R) by Fermic during a six year term. Fermic will be paid a monthly fee based on manufacturing capacity provided and will also be issued shares of Igene's common stock based on the amount of AstaXin(R) produced, up to a maximum of 20,000,000 shares over the term of the contract.

(7)  Contingencies

     Archer Daniels Midland, Inc. ("ADM") has sued us, alleging patent infringement and requesting injunctive relief as well as an unspecified amount of damages. We have filed a $300,450,000 counterclaim concerning the theft of trade secrets. The court denied ADM's request for preliminary injunctive relief. Mediation efforts during 1999 did not resolve this dispute, which has been returned to the court for a judicial disposition. Presently, a stay on all discovery remains in effect while a court-appointed expert analyzes the yeast products of both parties. We believe that it is not probable that this dispute will result in an unfavorable outcome to Igene. Nonetheless, should ADM prevail, we could be liable for damages, and we could also lose the right to use a particular strain of yeast. However, we expect that this will not affect our ability to make and sell our product, AstaXin(R).

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)


(8)  Approval of Regulatory Agencies

     In a notice published in the Federal Register July 6, 2000, the FDA announced the amendment of its color additive regulations to provide for the safe use of phaffia yeast, such as that in the Company's product, AstaXin(R), as a color additive in aquaculture feeds. This ruling, which is effective August 8, 2000, allows the Company to market its product, AstaXin(R), for aquaculture feeds and fish produced in or imported into the United States. This ruling is available to the public in the Federal Register.

     In July 2000, the Company also obtained clearance from the FDA to market its product, AstaXin(R), as a human dietary supplement in the United States. Scientific literature indicates that natural astaxanthin, such as that in the Company's product, AstaXin(R), may offer health benefits for humans due to its antioxidant properties. The FDA notification and the Company's submissions are available to the public.

(9)  Subsequent Event

     During   November  2000,  the  Company  received  additional
     funding of $350,000. The Company will issue 9% demand notes to the lenders, who are directors of the Company.

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

Results of Operations

On July 6, 2000, a U.S. FDA ruling, which was effective August 8, 2000, allowed Igene to market AstaXin(R) for fish feeds and fish produced in or sent to the United States. As a result of this U.S. FDA ruling, and approvals in 1999 from the Canadian equivalent agency, Igene began to market AstaXin(R) in the United States and Canada in July 2000. In July 2000, Igene also obtained clearance from the U.S. FDA to sell AstaXin(R) as a human nutritional supplement in the United States.

Sales

Sales of AstaXin(R) for aquaculture feed were $129,575 during the quarter ended September 30, 2000. This is a decrease of $51,056, or 28%, over sales for the quarter ended June 30, 2000. Sales of AstaXin(R) for the nine months ended September 30, 2000 totaled $388,742. Based on actual sales for October 2000 of $134,000, and projections of usage for current customers, sales for the quarter ending December 31, 2000 are expected to exceed $400,000. Some sales which were expected to occur during the quarter ended September 30, 2000 were delayed due to weather conditions and slower than expected fish growth. These sales are now expected to occur during the quarter ended December 31, 2000. During the three months and nine months ended September 30, 1999, Igene had no sales of AstaXin(R) while the Company conducted what was probably the largest commercial fish feeding study in the world, using AstaXin(R) in Chile in cooperation with more than a dozen fish producers. Results obtained from this study and an independent study conducted in Norway by Akvaforsk confirmed that natural AstaXin(R) is comparable, if not superior to, our

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Results of Operations (continued)

competitor's synthetic product which currently dominates the market. The Akvaforsk study also confirmed the stability of AstaXin(R) through the commercial feed production process and showed the efficiency of Igene's proprietary enzyme technology for making 98% of the astaxanthin available for uptake by the fish and more than twice as effective as other competitors' processes. Igene believes that sales of AstaXin(R) for aquaculture will continue to grow, due to both increased sales in Chile and marketing in the United States and Canada. However, there can be no assurance that such sales will occur or that they will be material.

Now that U.S.FDA clearance has been obtained, Igene also plans to market AstaXin(R) as a human nutritional supplement. Scientific literature indicates that natural astaxanthin, such as from AstaXin(R), may offer certain health benefits for humans due to its antioxidant properties, which exceed those of vitamin E, vitamin C, beta-carotene and other carotenoids.

Cost of Sales

Igene resumed commercial production of AstaXin(R) in May 2000 and entered into a six year exclusive agreement with its contract manufacturer in Mexico City, Mexico. Igene is now capable of tripling its production capacity for AstaXin(R) within three months, and to nine fold within a year, as necessary. Cost of sales for AstaXin(R) for the quarter ended September 30, 2000 and 1999 of $198,702 and $6,407 increased by $192,295. Cost of sales of AstaXin(R) for the nine months ended September 30, 2000 and 1999 of $471,359 and $126,252 increased by $345,107, or 273%.
These increases resulted from increased sales of AstaXin(R)in 2000 offset by adjustments to decrease AstaXin(R) inventory to market value during the nine months ended September 30, 1999. There have been no additional decreases of AstaXin(R) inventory to market value during the nine months ended September 30, 2000, due to increases in production efficiency. Igene expects to achieve gross profits on sales of AstaXin(R) in the near future, as sales and production levels increase. However, there can be no assurance that such gross profits will occur or that they will be material. Igene expects that cost of sales for AstaXin(R) will continue to increase, due to sales increases, and they are expected to be funded by product sales. Igene plans to expand production capacity as needed to meet increasing demand for AstaXin(R). However, there can be no assurance that demand will, in fact, increase or that such increases will be material.

Marketing and Selling Expenses

Igene has engaged a full-time consultant to obtain approval and market AstaXin(R) in Europe as a feed additive for aquaculture and also to market AstaXin(R) worldwide as a human nutritional supplement. Igene's executive employees continue to travel extensively to support the two full-time technical representatives at its Chilean subsidiary's office. Marketing expenses for AstaXin(R) are expected to continue to increase as Igene markets AstaXin(R) in the United States and Canada. Marketing and selling expenses for the three months ended September 30, 2000 and 1999 were $197,586 and $58,766, respectively, an increase of $138,820, or 236%. Marketing and selling expenses for the nine months ended September 30, 2000 and 1999 were $456,184 and $111,691, respectively, an increase of $344,493, or 308%. Future additional marketing expenses are expected to be funded by revenues from product sales and additional capital contributions. However, such sales or capital contributions may not actually occur, or they may not be material.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Results of Operations (continued)

Research, Development and Pilot Plant Expenses

Research, development and pilot plant expenses for the three months ended September 30, 2000 and 1999 were $89,629 and $104,595, respectively, a decrease of $14,966, or 14%. Research, development and pilot plant expenses for the nine months ended September 30, 2000 and 1999 were $267,205 and $294,995, respectively, a decrease of $27,790, or 9%. These expenses are expected to continue at approximately $30,000 per month in support of increasing the efficiency of the AstaXin(R) manufacturing process through experimentation in the pilot plant and through improving proprietary technology. These expenses are expected to be funded by sales and additional capital contributions. However, there can be no assurance that such sales or capital contributions will occur, or that they will be material.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2000 and 1999 were $127,194 and $74,834, respectively, an increase of $52,360, or 70%. General and administrative expenses for the nine months ended September 30, 2000 and 1999 were $337,296 and $248,554, respectively, an increase of $88,742, or 36%. These increases resulted primarily from legal expenses relating to warrants registered during 2000. General and administrative expenses are expected to continue at approximately $35,000 per month in the near term, and are expected to be funded by sales and additional capital contributions. However, there can be no assurance that such sales or capital contributions will occur, or that they will be material.

Litigation Expenses

Litigation expenses for the three months ended September 30, 2000 and 1999 were $1,352 and $75,479, a decrease of $74,127, or 98%.
Litigation expenses for the nine months ended September 30, 2000 and 1999 were $13,248 and $433,973, a decrease of $420,725, or
97%. These amounts represent the expenses associated with Igene's defense of the suit by ADM alleging patent infringement pertaining to Igene's astaxanthin manufacturing process and Igene's counter-suit. These expenses have decreased while a court imposed stay on discovery remains in effect and a court-appointed expert analyzes the yeast products of both parties. These expenses are expected to increase when and if the litigation moves to a courtroom phase. Management expects to recover these legal expenses through damage awards and preservation of the commercial product rights associated with AstaXin(R). However, there can be no assurance that the Company will receive damage awards or that its rights will be preserved. Igene's expenditures for this litigation will continue based on management's continuing assessments of the potential costs versus the potential benefits of its litigation efforts. These expenses are expected to be funded by additional capital contributions or loans from directors if and to the extent such funds are obtained. At the present time, a range of reasonably possible loss from the litigation cannot be estimated.

Net Interest Expense

Net interest expense for the three months ended September 30, 2000 and 1999 was $169,298 and $173,903, respectively, a decrease of $4,605, or 3%. Net interest expense for the nine months ended  September  30,  2000 and 1999 was $512,301  and  $517,609,
respectively, a decrease of $5,308 or 1%. It is expected that net interest expense will decrease if note holders will use outstanding notes to exercise outstanding warrants issued to them, when and if the Company achieves profitable operations. However, there can be no assurance that such profitable operations will occur, or that they will be material or that the holders will in fact use their notes to exercise their warrants.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Results of Operations (continued)

Net Loss and Shares Outstanding

As a result of the foregoing, the Company reported net losses of $652,186 and $493,242, or $0.01 per share in each period for the three months ended September 30, 2000, and 1999, and net losses of $1,664,701 and $1,729,158, or $0.03 and $0.06 per share, respectively, for the nine months ended September 30, 2000 and 1999.

The weighted average number of shares of common stock outstanding increased to 53,958,670 for the nine months ended September 30, 2000 from 30,846,897 for the nine months ended September 30, 1999. This increase of 23,111,773 weighted average shares is caused by the issuance of 80,000 shares of common stock in lieu of interest payments on the variable rate subordinated debenture, the conversion of 3,125 shares of preferred stock into 6,250 shares of common stock, the issuance of 1,500,000 shares pursuant to the exercise of employee stock options, the issuance of 3,070,123 shares pursuant to the exercise of warrants, and the issuance of 18,125,000 shares to directors and other investors for cash during the twelve month period ended September 30, 2000.

Financial Position

During the nine months ended September 30, 2000 and 1999, the following materially affected the Company's financial position:

During   the  nine  months  ended  September  30,  2000, accounts
receivable increased to $131,932 due to current product sales.

During the nine months ended September 30, 2000, Igene agreed to the re-payment of $218,984 in loans receivable and accrued interest and the sale of equipment having a net book value of $226,011 as part of a reduction in manufacturing fees under a new contract with the Company's contract manufacturer of AstaXin(R). The book value of the loan receivable and equipment, totaling $455,995, has been recorded as a deferred cost which is being amortized as manufacturing occurs over the six year term of this contract, which will expire May 2006.

During  the  nine  months ended September 30,  1999, the  Company issued 16,666,668 new shares of common stock to directors and other investors at $.06 per share, or $1,000,000. During the nine months ended September 30, 2000, the Company issued 10,000,000 new shares to certain directors at $.10 per share or $1,000,000.

During the nine months ended September 30, 2000, holders of 3,994,500 warrants issued in the March 1998 Rights Offering exercised those warrants using $5,200 of notes payable to Igene and utilizing 927,377 warrants in cashless exercises. 3,070,123 new shares were issued and $5,200 of notes payable were cancelled in these transactions.

During the nine months ended September 30, 2000, the Company issued 1,500,000 new shares of common stock pursuant to the exercise of employee stock options at $.10 per share or $150,000.

In  December  of  1988,  the  Company suspended  payment  of  the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvement in cash flow. Unpaid dividends cumulate for future payment or increase the liquidation preference or redemption value of the preferred stock. As of September 30, 2000 and 1999, total dividends in arrears on the Company's preferred stock was $203,267 and $213,062, respectively, which was included in the carrying value of the redeemable preferred stock.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Liquidity and Capital Resources

Historically, the Company has been funded primarily by equity contributions and loans from stockholders. As of September 30, 2000 and 1999, the Company had working capital of $812,936 and $1,201,991, respectively. Working capital decreased by $389,055 during the twelve month period ended September 30, 2000. The Company had cash and cash equivalents of $305,529 and $12,753 as of September 30, 2000 and 1999, respectively. In order to fund future operations, the Company plans to obtain additional capitalization from directors and other investors until profitable operations occur.

Cash used by operations in the nine months ended September 30, 2000 and 1999 amounted to $1,055,410 and $1,428,672, respectively. This decrease in cash used in operations of $373,262 resulted from a temporary halt in production of AstaXin(R) and increased product sales and reduced litigation expenses during the nine months ended September 30, 2000.

Cash provided (used) by investing activities for the nine months ended September 30, 2000 and 1999 amounted to $(5,358) and $22,931, respectively. The decrease of $28,289 in cash provided by investing activities resulted primarily from a decrease in the amount of principal repayments on loan receivable during the nine months ended September 30, 2000. This loan was repaid in May 2000 through a reduction in fees in the Company's new manufacturing contract.

Cash  provided by financing activities for the nine months  ended
September   30,   2000  and  1999  amounted  to  $1,150,000   and
$1,053,699, respectively, an increase of $96,301.

            IGENE Biotechnology, Inc. and Subsidiary
                             PART II
                        OTHER INFORMATION


Item 1.  Legal Proceedings

Archer Daniels Midland, Inc. ("ADM") has sued us, alleging patent infringement and requesting injunctive relief as well as an unspecified amount of damages. We have filed a $300,450,000 counterclaim concerning the theft of trade secrets. The court denied ADM's request for preliminary injunctive relief. Mediation efforts during 1999 did not resolve this dispute, which has been returned to the court for a judicial disposition. Presently, a stay on all discovery remains in effect while a court-appointed expert analyzes the yeast products of both parties. We believe that it is not probable that this dispute will result in an unfavorable outcome to Igene. Nonetheless, should ADM prevail, we could be liable for damages, and we could also lose the right to use a particular strain of yeast. However, we expect that this will not affect our ability to make and sell our product, AstaXin(R).

Item 2.  Changes in Securities and Use of Proceeds.

Dividends on Common Stock are currently prohibited because of the preferential rights of holders of Preferred Stock. The Company has paid no cash dividends on its Common Stock in the past and does not intend to declare or pay any dividends on its Common stock in the foreseeable future.

During the nine months ended September 30, 2000, the Company issued to certain directors 10,000,000 new shares of common stock at $.10 per share, or $1,000,000 (the Company incurred no offering expenses). The Company did not use the services of any agent or underwriter in distributing these shares. The sale of shares was exempt from registration pursuant to Section 4(2) of the Securities Act. The Company relied on information provided by the purchasers of the shares, indicating that they were directors of the Company, in claiming exemption from the registration obligations of the Securities Act of 1933, as amended. This stock was issued pursuant to a commitment dated February 8, 2000 for a total of $1,000,000. The market price on that date was $.10 per share. In return for this commitment, these directors also received, on February 8, 2000, warrants to purchase 10,000,000 shares of common stock at $0.10 per share, expiring in 10 years.

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



                             IGENE Biotechnology, Inc.
                             ___________________________________
                             (Registrant)



Date: November 14, 2000   By /s/Stephen F. Hiu
                             ________________________________
                             Stephen F. Hiu
                             President and Treasurer
                             (On behalf of the Registrant and as
                              Principal Financial Officer)