Form 10KSB
period 2000-12-31
IGENE BIOTECHNOLOGY INC
filed 2001-04-02
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

           For the fiscal year ended December 31, 2000

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from ________ to ________

                 Commission file number 0-15888


                    IGENE Biotechnology, Inc.
         ______________________________________________
         (Name of Small Business Issuer in Its Charter)

           Maryland                          52-1230461
_______________________________  _______________________________
(State of other jurisdiction of       (IRS Employer
 incorporation or organization)        Identification No.)

9110 Red Branch Road, Columbia, Maryland          21045
________________________________________  ______________________
(Address of principal executive offices)        (Zip Code)

                         (410) 997-2599
        ________________________________________________
        (Issuer's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class    Name of Each Exchange on Which Registered
___________________    _________________________________________
      None                                None
___________________    _________________________________________

     Securities registered pursuant to Section 12(g) of the Exchange Act:

            Common Stock (par value $.01 per share
     _______________________________________________________
                      (Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X            NO
      ---                ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State  issuer's  revenues for its most  recent  fiscal year.
$702,533

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date
within the past 60 days.           $1,446,777 as of March 1, 2001
(Note: The officers and directors of the issuer are considered affiliates for purposes of this calculation.)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 1, 2001 there were 62,249,005 shares of the issuer's common stock outstanding.

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

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

     IGENE Biotechnology, Inc. ("Igene") is engaged in the business of developing, marketing, and manufacturing industrial microbiology and related biotechnology products. Igene was formed on October 27, 1981 to develop, produce and market value-added specialty biochemical products derived from abundant, inexpensive and renewable agricultural residues and wastes through the use of state-of-the-art fermentation technology, physical and chemical separation technology, and related chemical and biochemical engineering technologies.

     Igene has devoted its resources to the development of proprietary processes to convert selected agricultural raw materials or feedstocks into commercially useful and cost effective products for the food, feed, flavor and agrochemical industries. In developing these processes and products, Igene has relied on the expertise and skills of its in-house scientific staff and, for special projects, various consultants.

     Igene leases manufacturing capacity in Mexico City, Mexico, and also has administrative, research and pilot plant facilities in Columbia, Maryland. Igene is manufacturing its own products through a contract manufacturer. During the year 2000, Igene formed a wholly-owned subsidiary, Igene Chile Comercial, Ltda., in Chile. The subsidiary has a sales and customer service office and a product warehouse in Puerto Montt, Chile.

Government Regulation

     The manufacturing and marketing of most of the products Igene has developed are and will likely continue to be subject to regulation by various governmental agencies in the United States, including the Food and Drug Administration ("FDA"), the Department of Agriculture ("USDA"), and the Environmental Protection Agency ("EPA"), and comparable agencies in other countries. Igene, as a matter of policy, requires that its products conform to current Good Manufacturing Practices (as defined under the Federal Food, Drug and Cosmetic Act and the rules and regulations thereunder) and Igene believes all of its products so conform. The extent of any adverse governmental regulation that might arise from future administrative or legislative action, including current rules and regulations pertaining to the process of GRAS (Generally Recognized as Safe) affirmations, cannot be predicted.

     In a notice published in the Federal Register July 6, 2000, the FDA announced the amendment of its color additive regulations to provide for the safe use of Phaffia yeast, such as that in the Company's product, AstaXin(R), as a color additive in aquaculture feeds. This ruling, which is effective August 8, 2000, allows Igene to market its product, AstaXin(R), for aquaculture feeds and fish produced in or imported into the United States. This ruling is available to the public in the Federal Register. Igene has also previously obtained approval for AstaXin(R) from the Canadian Food Inspection Agency (CFIA). Additional foreign approval applications for AstaXin(R), including those for the European Union, are in progress.

     In July 2000, Igene also obtained clearance from the FDA to market its product, AstaBioCare(TM), as a human dietary supplement in the United States. Scientific literature indicates that natural astaxanthin, such as that in the Company's product, AstaBioCare(TM), may offer health benefits for humans due to its antioxidant properties. The FDA notification and the Company's submissions are available to the public from the FDA. Comparable agencies in the European Union and other foreign countries may have their own additional registration procedures. No additional applications for approval of AstaBioCare(TM) as a human nutritional supplement have yet been submitted.

     Igene has not incurred and does not anticipate any material environmental compliance costs due to the fact that its contract manufacturer has primary responsibility for environmental compliance and that its current products and manufacturing processes are not associated with, and are not expected to result in, any material environmental compliance issues.

Research and Development

     As  of  December 31, 2000, Igene had expended  approximately
$11,882,000 on research and development since its inception on October 27, 1981 and has, as of December 31, 2000, received revenues from product sales and royalties of approximately $2,743,000 from the proprietary processes resulting from such research and development. Igene will continue to incur research and development costs in connection with improvements in its existing processes and products, but it does not anticipate development of new processes and products in 2001.

      Research and development expenditures for each of the last two years are as follows:

     1999      $ 350,659
     2000      $ 355,659

     Igene's research and development activities have resulted in the development of processes to produce the products hereinafter discussed.

Commercial Products

AstaXin(R)

     AstaXin(R) is Igene's tradename for its dried yeast product made from a proprietary strain of yeast developed by Igene. AstaXin(R) is a natural source of astaxanthin, a pigment which imparts the characteristic red color to the flesh of salmon, trout, prawns and certain other types of fish and shellfish. In the ocean, salmon and trout obtain astaxanthin from krill and other planktonic crustaceans in their diet. A krill and crustacean diet would be prohibitively expensive for farm raised salmonids. Without the addition of astaxanthin, the flesh of such fish is a pale, off-white color, which is less appealing to consumers expecting "salmon-colored" fish. Fish feeding trials in Europe, Asia, and North and South America have demonstrated the efficacy of AstaXin(R). An estimated 700,000 metric tons of farm raised salmon are produced annually worldwide.

      On May 20, 2000, Igene renewed its manufacturing agreement with Fermic, S.A. de C.V., of Mexico City, Mexico (Fermic"), for the production of its natural astaxanthin pigment, AstaXin(R), in Fermic's manufacturing facility in Mexico. Commercial production began in January of 1998, and Igene continues to manufacture and sell AstaXin(R) worldwide, directly or through distributors to meet an anticipated increasing demand for the product.

     The new Fermic contract provides that the manufacturer has the right and license to produce AstaXin(R) for Igene, is paid a cash fee based on manufacturing capacity, and may receive up to 20,000,000 shares of Igene common stock in lieu of additional cash based on quantity of product manufactured over the six year term. Fermic provides equipment and facilities necessary to manufacture and store the product and is responsible for purchasing raw materials. Igene is responsible for sales efforts and for ensuring the quality of the pigment. Igene also has a role in ensuring that the manufacturing process works effectively. The contract expires May 20, 2006, unless terminated earlier by either party. (See also item 2. Description of Property).

     Based on estimates of worldwide production of farm raised salmon, Igene believes the market for astaxanthin as a color additive in salmon feed exceeds $200,000,000 per year worldwide, which would be equivalent to approximately 10,000 metric tons of AstaXin(R). A single competitor, which produces a chemically synthesized product, presently controls more than 95% of the world market for astaxanthin as a pigment for aquaculture. Igene's production for the year 2001 will depend on market demand for the product, but is projected to exceed 300 metric tons of AstaXin(R), which would be less than 4% of the potential worldwide market for astaxanthin as a color additive in salmon feed. Igene has significant unused production capacity at its manufacturing plant in Mexico City which it intends to utilize during the year 2001 to meet additional demand as deemed necessary.

     Igene has completed commercial trials of AstaXin(R) with fish farming companies in Chile, which have been successful and have resulted in total sales in 1999 and 2000, of approximately
$721,000.

     Effective  January  1,  2001,  Igene  has  appointed  ProBio
Nutraceuticals A.S. ("ProBio"), of Norway, as its exclusive worldwide agent for the marketing, promotion and sales of all of its natural astaxanthin products.

     Sales of AstaXin(R) amounted to 100% and 66% of revenue for 2000 and 1999, respectively. Sales of AstaXin(R) in 2000 of approximately $703,000 and subsequent sales during the quarter ended March 31, 2001 of approximately $445,000 have resulted from Igene's marketing efforts on its own behalf, primarily based on the completion of successful commercial sized fish production trials with Chilean salmon farmers.

     During 1997 Archer-Daniels Midland, Inc. (ADM) filed suit against Igene alleging patent infringement regarding AstaXin(R). Igene filed a counter-suit against ADM alleging theft of trade
secrets.   This  litigation is on-going (See also Item  3.  Legal
Proceedings).

AstaBioCare(TM)

     During 2000 Igene began investigating other possible commercial uses of astaxanthin, including its application as a human nutritional supplement. Igene has formulated natural astaxanthin as a super-antioxidant, AstaBioCare(TM), for the North American dietary supplement market. Antioxidants are one of the largest product categories in the health and nutrition industry.

Patents and Trademarks

     It is Igene's policy to protect its intellectual property rights by a variety of means, including applying for patents and trademarks in the United States and in other countries. Igene also relies upon trade secrets and improvements, un-patented proprietary know-how and continuing technological innovation to develop and maintain its competitive position. In this regard, Igene places restrictions in its agreements with third parties with respect to the use and disclosure of any of its proprietary technology. Igene also has internal nondisclosure safeguards, including confidentiality agreements with employees and consultants.

     All patents and trademarks are carefully reviewed and those with no foreseeable commercial value are abandoned to eliminate costly maintenance fees. Patents, trademarks on technology and products with recognized commercial value, and which Igene is currently maintaining, include those for AstaXin(R), which have remaining lives ranging from 6 to 10 years.


Competition

     Competitors in the biotechnology field in the United States and elsewhere are numerous and include major chemical, pharmaceutical and food companies, as well as specialized biotechnology companies. Competition can be expected to increase as small biotechnology companies continue to be purchased by major multinational corporations with their substantial resources. Competition is also expected to increase with the introduction of more diverse products developed by biotechnology firms, increasing research cooperation among academic institutions and large corporations, and continued government funding of research and development activities in the biotechnology field, both in the United States and overseas. Unlike the majority of biotechnology companies, which are developing products principally for the pharmaceutical industry, Igene has focused its own activities on the development of proprietary products for use in aquaculture and nutritional supplement industries. In the future, however, competitors may offer products, that, by reason of price, or efficacy, or more adequate resources for technology advances, may be superior to Igene's existing or future products.

     A single large pharmaceutical company presently dominates the market for astaxanthin pigment for aquaculture in which Igene's product, AstaXin(R), is presently marketed and sold. Igene believes that AstaXin(R) will be able to be competitive with this dominant producer, and other producers whose products are chemically synthesized, since AstaXin(R) is made from yeast, which is a natural ingredient. As consumers and producers of fish become more aware of other alternatives, Igene believes that they will desire natural ingredients, such as those in AstaXin(R).

     Several companies are also known to be developing and marketing other natural astaxanthin products. Some of these companies' products are made from algae, while others are made from yeast. Igene believes that AstaXin(R) will be competitive with other companies' astaxanthin products which are made from algae, due to higher production capacity, ease of obtaining additional capacity as needed, and lower production costs. Igene also believes that AstaXin(R) will be competitive with other companies' astaxanthin products which are also made from yeast due to our proprietary process to disrupt yeast cell walls, which, as studies have shown, makes AstaXin(R) more readily absorbed by the fish.

     Igene is also beginning to explore the possible use of AstaBioCare(TM) as a human nutritional supplement. This market is attractive because of potentially higher profit margins. Other companies are known to also be developing and marketing astaxanthin products for the human nutritional supplement market. Igene can not yet predict how competitive it would be in this market.

Sources and Availability of Raw Materials

     Raw materials used in the manufacture of AstaXin(R) consist principally of agricultural commodities widely available in world markets from many suppliers, which may be used interchangeably. We do not anticipate material price fluctuations or changes in availability in these raw materials in the near future.

Employees

     At December 31, 2000, Igene had 11 employees, 10 of whom were full-time employees. Six of the full time employees are in administration and/or marketing, while the remainder are engaged in research, process development and support of manufacturing activities. The full time marketing employees include Igene's 3 sales and technical representatives in Chile. The remainder of the employees are based in the U.S. Igene also utilizes various consultants on an as-needed or short-term basis.

     None of Igene's employees is represented by a labor union and Igene has experienced no work stoppages. Igene believes its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

     Igene leases approximately 8,500 square feet of space in the Oakland Ridge Industrial Park located at 9110 Red Branch Road, Columbia, Maryland. Igene occupies the space under a lease extension expiring on January 31, 2004. Approximate rental expense ranges from $86,500 - $93,600 per year for the remaining term of the lease. Approximately 2,000 square feet of this space is used for executive and administrative offices and approximately 2,500 feet is used for research and development activities. The remaining 4,000 square feet of space is used for Igene's intermediate-stage or scale-up pilot plant facility.

     Igene also leases, under a contract expiring May 2006, manufacturing capacity at Fermic S.A. de C.V. (Fermic) in Mexico
City, Mexico and leases warehouse space for product storage in Mexico City.

     During the fourth quarter of 1999, Igene began leasing approximately 2,000 square feet of office space, on a month-to-month basis, in Chile, for the conduct of marketing and technical support activities by its full-time technical representatives. Igene also leases warehouse space as needed for product storage in Chile.

     Igene currently owns or leases sufficient equipment and facilities for its operations and all of this equipment is in satisfactory condition and is adequately insured. There are no current plans for improvement of this property. If demand for Igene's products increases, Igene plans to lease additional, available manufacturing capacity at Fermic in Mexico City and additional warehouse space as needed in both Mexico City and Chile.

ITEM 3.  LEGAL PROCEEDINGS

     Archer Daniels Midland, Inc. ("ADM") sued Igene, alleging patent infringement and requesting injunctive relief as well as an unspecified amount of damages (suit filed July 21, 1997, U.S. District Court, Baltimore, MD). Igene has filed a $300,450,000 counterclaim concerning the theft of trade secrets (counter claim filed August 4, 1997). The court denied ADM's request for preliminary injunctive relief. Mediation efforts during 1999 did not resolve this dispute, which has been returned to the court for a judicial disposition. Presently, a stay on all discovery remains in effect while a court-appointed expert analyzes the yeast products of both parties. Igene believes that it is not probable that this dispute will result in an unfavorable outcome to Igene. Accordingly, no liability has been reflected in the December 31, 2000 balance sheet. Nonetheless, should ADM prevail, Igene could be liable for damages, and Igene could also lose the right to use a particular strain of yeast. However, Igene expects that this will not affect Igene's ability to make and sell its product, AstaXin(R). Igene had expenses of $13,249 and $530,882, respectively in 2000 and 1999 associated with this on-going litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                             PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Common Stock

     Commencing on or about June 12, 1989, Igene's common stock began trading on the over-the-counter market on a limited basis and is quoted on the National Quotation Bureau's OTC "bulletin board". The following table shows, by calendar quarter, the range of representative bid prices for Igene's common stock for 2000 and 1999.

          Calendar Quarter                  High          Low
          ________________                ________     _________
  2000:   First Quarter                   $  .6400     $  .0450
          Second Quarter                  $  .2700     $  .0800
          Third Quarter                   $  .1390     $  .0700
          Fourth Quarter                  $  .1150     $  .0410

  1999:   First Quarter                   $  .1150     $  .0450
          Second Quarter                  $  .1100     $  .0750
          Third Quarter                   $  .0900     $  .0625
          Fourth Quarter                  $  .0850     $  .0400

     Igene obtained the above information from the National Quotation Bureau. Such quotations are inter-dealer quotations without retail mark-up, mark-downs, or commissions, and may not represent actual transactions. The above quotations do not reflect the "asking price" quotations of the stock.

     The approximate number of record holders of Igene's common stock as of March 1, 2001 was 250. As of March 1, 2001, the high bid and low offer prices for the common stock, as shown on the "bulletin board" were $0.062 and $0.07, respectively.

Preferred Stock

     There was no public market for Igene's preferred stock during 2000 and 1999 and since January 25, 1988, no quotations for the preferred stock have been reported on NASDAQ. The approximate number of record holders of preferred stock as of March 1, 2001 was 12.

Dividend Policy

     When and if funds are legally available for such payment under statutory restrictions, Igene may pay annual cumulative dividends on the preferred stock of $.64 per share on a quarterly basis. During 1988 Igene declared and paid a cash dividend of $.16 per share of its preferred stock. In December 1988, Igene suspended payment of the quarterly dividend of $.16 per share of preferred stock. No dividends have been declared or paid since 1988. Any resumption of dividend payments on preferred stock would require significant improvement in cash flow. Preferred stock dividends are payable when and if declared by Igene's board. Unpaid dividends accumulate for future payment or addition to the liquidation preference and redemption price of the preferred stock. As of December 31, 2000 the total amount of dividends in arrears with respect to Igene's preferred stock was $207,015.

     Dividends on common stock are currently prohibited because of the preferential rights of holders of preferred stock. Igene has paid no cash dividends on its common stock in the past and does not intend to declare or pay any dividends on its common stock in the foreseeable future.

Sales of Unregistered Securities

      During 2000, Igene issued to certain directors and other accredited investors 10,000,000 new shares of common stock at $.10 per share, based on the current market price of Igene's stock at the time of commitment. The total proceeds received in these issues was $1,000,000. In return for committing to these investments, these investors also received 10,000,000 warrants to purchase shares of common stock at the price of $.10 per share, based on the current market price of Igene's stock at the time of commitment, expiring 10 years from the dates of issue. The funds received in these transactions have been used to continue operations of Igene. Igene relied on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated under the Securities Act to claim exemption from the registration requirements of the Securities Act.

     During 2000, Igene issued 80,000 shares of common stock to The Dow Chemical Co. in payment of interest on a variable rate subordinated debenture . If paid in cash, the interest would have been payable at 12%, or $180,000 per year. Shares may be issued in lieu of cash under the debenture agreement at the higher of $2.25 per share or market price per share. The stock was issued and related interest was paid in 2000 at $2.25 per share, or $180,000, in each year. Igene relied on Section 4(2) of the Securities Act of 1933 to claim exemption from the registration requirements of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain statements in this report set forth management's intentions, plans, beliefs, expectations or predictions of the future based on current facts and analyses. Actual results may differ materially from those indicated in such statements, due to a variety of factors including reduced or increased product demand, increased competition, government action, weather conditions, and other factors.

Results of Operations

    Sales and other revenue
    During 1999, Igene conducted large-scale commercial trials of AstaXin(R) with several of the major salmon farmers in Chile. These trials, which took between nine and twelve months each to complete, resulted in sales of AstaXin(R) of $18,131 in 1999, and have resulted in sales of $702,533 in 2000, 97% of which were to customers in Chile, during 2000. Most customers have now completed their trials with excellent results, and have indicated their desire to expand their usage of AstaXin(R), beginning the first quarter of 2001. Sales for the first quarter of 2001 are approximately $445,000. Igene earned no licensing revenue from ClandoSan(R) during 2000, compared with gross revenue from licensing of ClandoSan(R) of $9,310 in 1999, which represents a decrease of 100%. Igene continues to focus its efforts primarily on AstaXin(R) and no longer considers ClandoSan(R) an important product. The foregoing resulted in sales and other revenues for the year ended December 31, 2000 of $702,533, increased from $27,441 in 1999. This is an increase in overall revenue of $675,092 or 2,460%. During 2000, 3 customers, who are located in Chile, represented over 10% of sales each, for a total of 81% in the aggregate.

    Cost of sales
    During a successful implementation test of certain improvements in its production process, which had been developed in Igene's pilot plant, commercial production was suspended during the first quarter of 1999. A temporary resumption of production during the second quarter of 1999 confirmed that the improvements resulted in increased efficiency and yields in the manufacturing process. In June 1999, and continuing until May 2000, production continued to be suspended, until sales volume warranted additional production. While production was suspended, Igene provided product for the market from its existing inventory. Igene resumed commercial production in the second quarter of 2000, since the successful trials resulted, and are expected to continue to result in, increased sales of AstaXin(R). However, there can be no assurance that such sales will continue to occur or that they will be material. During 2000, cost of sales also included $45,324 in amortization of deferred manufacturing costs. The deferred manufacturing costs represent equipment and a note, which were sold to Igene's contract manufacturer in consideration for a reduction in manufacturing fees over the six year term of Igene's manufacturing contract. The preceding resulted in cost of sales for 2000 and 1999 of $793,380 and $157,966, respectively, an increase of $635,414 or 402%. During 2000 and 1999, gross losses on sales of AstaXin(R) of $90,847 and $139,835, respectively, were recorded. These gross losses were caused by inefficiencies in the initial commercial production runs, the costs of which exceeded the market value of the product and also were caused by discounts offered to customers during the trial stages. Production efficiency continued to improve during 2000 and 1999, and Igene expects to achieve gross profits on sales of AstaXin(R) produced in 2001, provided that sufficient sales are achieved. However, there can be no assurance that such gross profits will be realized or that they will be material. Igene expects to incur future production costs for AstaXin(R) of at least $500,000 per month beginning during the first quarter of 2001, which are expected to be funded by increasing product sales. However, there can be no assurance that such sales will occur, or that they will be material. Management plans to expand production capacity in 2001 to meet an expected increase in demand for AstaXin(R). There were no production costs for ClandoSan(R) during 2000 and 1999. Igene discontinued direct production and sales of this product and earned revenue only through royalties on sales by its licensed manufacturer in 1999, incurring no costs of sales.

    Marketing and selling expenses
    Igene substantially increased its marketing efforts during 2000 and 1999 as it escalated the promotion of AstaXin(R). During the commercial trials as described above, Igene delivered large quantities of AstaXin(R) either free to customers or at reduced prices in exchange for agreements to purchase additional product during the trial period. Igene's administrative and marketing employees have traveled extensively to Chile to promote AstaXin(R). Igene also hired 3 technical representatives in Chile during 1999 and 2000, and during the first quarter of 2000 formed a foreign subsidiary entity in Chile. Igene has also engaged, during the first quarter of 2000, a full-time consultant to market AstaXin(R) in Europe and to explore the market for the use of AstaXin(R) as a human nutritional supplement. This consultant has considerable experience in both the salmon farming industry and in the human nutritional supplement market. Effective January 1, 2001 the consultant has been appointed as Igene's worldwide marketing agent on a commissioned basis. The forgoing resulted in marketing and selling expenses for 2000 and 1999 of $639,015 and $493,535, respectively, an increase of $145,480, or 29%. Marketing expenses for AstaXin(R) are expected to continue to increase, since to achieve continuing and increasing sales Igene will need to make additional marketing efforts with the help of its worldwide marketer. These additional expenses are expected to be funded by revenues from product sales, if future product sales occur.

    Research, development and pilot plant expenses
    Research, development and pilot plant expenses for 2000 and 1999 were $355,659 and $350,659, respectively, an increase of $5,000, or 1%. These expenses are expected to continue at approximately $30,000 per month in the near term in support of increasing the efficiency of the manufacturing process through experimentation in Igene's pilot plant, development of higher yielding strains of yeast and other improvements in Igene's AstaXin(R) technology. However, there can be no assurance that such improvements in efficiency and yield will occur, or that they will be material. These expenses are expected to be funded by available cash and additional funding from stockholders.

    General and administrative expenses
    General and administrative expenses for 2000 and 1999 were $424,120 and $324,239, respectively, an increase of $99,881, or 31%. This increase resulted primarily from legal expenses relating to warrants registered during 2000, preparations of new contracts, and patent and approval applications. General and administrative expenses are expected to continue in the near future at approximately $36,000 per month. These expenses are expected to be funded by available cash and additional funding from stockholders.

    Litigation expenses
    Management expects to ultimately recover litigation expenses, which are associated with the suit filed against Igene by ADM and Igene's counterclaim, through damage awards and through preservation of the commercial product rights associated with AstaXin(R). However, there can be no assurance that Igene will receive damage awards or that its rights will be preserved. Litigation expenses for 2000 and 1999 were $13,249 and $530,882, respectively, a decrease of $517,633 or 98%. Igene estimates that the costs of litigation will continue in the near future at levels based on management's continuing assessments of potential costs and benefits of various litigation strategies and alternatives. These expenses are expected to be funded by available cash and additional funding from stockholders. A range of reasonably possible losses from the litigation cannot be estimated at this time.

    Interest expense (net of interest income)
    Net interest expense for 2000 and 1999 was $709,828 and $695,500, respectively, an increase of $14,328, or 2%. This increase resulted from additional debt of $600,000 issued in the fourth quarter of 2000 and a reduction in interest income of $10,190 due to decreased levels of available cash.

    Net loss and net loss per common share
    As a result of the foregoing, Igene reported net losses of $(2,255,315) and $(2,525,340), respectively, for 2000 and 1999; a decreased loss of $(270,025) or 11%. This is a loss of $(.04) and $(.08) per share, respectively, for 2000 and 1999. The weighted average number of shares of common stock outstanding of 56,042,471 and 33,979,575, respectively, for 2000 and 1999 have increased by 22,062,896 shares. This resulted primarily from the issuance of 80,000 shares during 2000 in lieu of interest payment on a subordinated debenture, the issue of 10,000,000 shares of stock to directors and other investors in direct purchases, the exercise of 1,500,000 employee stock options and 3,994,500 warrants.

Financial Position
During 2000 and 1999, the following materially affected Igene's financial position:

  o Igene maintained inventory from manufacture of AstaXin(R) of $762,432 and $707,595, respectively, as of December 31, 2000 and 1999. Inventory increased by $54,837 during 2000.

  o Igene issued 80,000 shares in each of 2000 and 1999 of common stock in payment of interest on a variable rate subordinated debenture with a principal balance of $1,500,000, recording interest expense and increasing common stock and paid-in capital for $180,000 in each of 2000 and 1999.

  o The carrying value of redeemable preferred stock was increased and paid-in capital available to common shareholders was decreased by $16,929 and $18,438, respectively, in 2000 and 1999, reflecting cumulative unpaid dividends on redeemable preferred stock.

  o Holders of redeemable preferred stock and limited redemption preferred stock converted 62 and 3,125 shares, respectively, in 2000 and 1999 of preferred stock into 124 and 6,250 shares, respectively, of common stock, providing additional capital and reducing the liquidation value of redeemable preferred stock by $972 and $47,000, respectively, in each year.

  o  Igene  issued  866,667  of  common stock in payment of legal
     fees  in  1999,  recording  additional  capital  and   legal
     expenses of $49,750, based on the market value of the stock at date of issue.

  o Igene received $1,000,000 and $1,500,000, respectively, in proceeds during 2000 and 1999 in issuance's of 10,000,000 and 24,791,668 shares, respectively, in each year of new common stock through direct purchases by directors and other accredited investors.

  o Due to increased sales, accounts receivable increased by $298,531 during 2000.

  o Igene capitalized $444,995 in deferred manufacturing costs during 2000 as a result of a transfer of manufacturing equipment and a note in consideration for a reduction of fees over the term of its new manufacturing contract, which are being amortized over the six year term of this contract. Igene disposed of a loan receivable and manufacturing equipment of equivalent book value in this transaction.

  o Interest of $490,013 accrued on notes payable during 2000 remains unpaid.

  o  1,500,000  employee  stock  options  were   exercised   with
     proceeds of $150,000 during 2000.

  o 3,994,500 warrants were exercised during 2000, in cash-less exercises, resulting in the issue of 3,070,123 shares of stock, and the cancellation of $5,200 of notes payable.

  o $600,000 in demand notes were issued to directors during 2000.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of December 31, 2000, total dividends in arrears on Igene's preferred stock total $207,015 ($7.84 per share) and are included in the carrying value of the redeemable preferred stock.

Liquidity and Capital Resources

    Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of December 31, 2000 Igene had working capital of $578,397, and cash and cash equivalents of $143,572.

    Cash used by operating activities in 2000 and 1999 amounted to $1,813,746 and $1,670,094, respectively, an increase in cash used of $143,652.

    Cash provided (used) by investing activities decreased by $30,574, from $21,595 in 1999 to $(8,979) in 2000.

    Cash provided by financing activities increased by $250,000 from $1,500,000 in 1999 to $1,750,000 in 2000. Cash provided by financing activities during 2000 included net proceeds of $600,000 from issuance of notes to directors, $1,000,000 from issuance of new stock to directors, and $150,000 from exercise of employee stock options in 2000.

    Over the next twelve months, Igene believes it will need additional working capital. Igene hopes to achieve profits from sales of AstaXin(R), but additional funding through direct purchases of stock exceeding approximately $1,800,000 will also be required to finance increased customer receivables and inventory levels caused by expansion of sales and manufacturing. During the first quarter 2001, certain directors of Igene provided $400,000 in additional funding to Igene through demand notes payable which were cancelled in exchange for debentures convertible into common stock in March 2001. These directors also provided an additional $400,000 in March 2001 as part of a commitment to provide total funding of $1,500,000 over the next six months in the form of debentures convertible into common stock. However, there can be no assurance that projected profits, if any, from sales, or projected additional funding from directors will be available to Igene to fund its continued operations. Igene expects to spend approximately $360,000 on technology research over the next twelve months to improve manufacturing processes and research new strains for production of pigments.

    Igene does not believe that inflation had a significant impact on its operations during 2000 and 1999.


ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated financial statements appear after Part III of this Report and are incorporated herein by reference.

ITEM 8. CHANGES   IN   AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                            PART III


ITEM 9. DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS,   CONTROL
        PERSONS, AND KEY EMPLOYEES


Igene's  directors  are elected annually by the  shareholders  of
Igene.   The  directors, executive officers and key employees  of
Igene are as follows:

Name                  Age  Position with IGENE
___________________   ___  ______________________________________
Michael G. Kimelman   62   Chairman of the Board of Directors,
                           member of audit committee

Thomas L. Kempner     73   Vice Chairman of the Board of
                           Directors, member of finance committee

Stephen F. Hiu        44   Director, President, Treasurer,
                           and Director of Research and
                           Development

Patrick F. Monahan    50   Director, Secretary, and
                           Director of Manufacturing

Joseph C. Abeles      86   Director, member of audit committee

John A. Cenerazzo     77   Director, member of audit committee

Sidney R. Knafel      70   Director, member of finance committee


MICHAEL G. KIMELMAN was elected a Director of Igene in February 1991 and Chairman of the Board of Directors in March 1991. He is the Managing Partner of Kimelman & Baird, LLC. Mr. Kimelman is currently a Director of the Harness Horse Breeders of New York State and serves on the Board of the Hambletonian Society.

THOMAS L. KEMPNER is Vice Chairman of the Board of Directors and has been a Director of Igene since its inception in October 1981. He is and has been Chairman and Chief Executive Officer of Loeb Partners Corporation, investment bankers, New York, and its predecessors since February 1978. He is currently a Director of Alcide Corporation, CCC Information Services Group, Inc., Dyax, Evercel, Inc., Fuel Cell Energy, Inc., Insight Communications Co., Inc., Intermagnetics General Corp. and Roper Starch Worldwide, Inc. He is a Director Emeritus of Northwest Airlines, Inc.

STEPHEN F. HIU was appointed President and Treasurer in March 1991, and elected a Director in August 1990. He has been Director of Research and Development since January 1989 and, prior thereto, was Senior Scientist since December 1985, when he joined Igene. He was a post-doctoral Research Associate at the Virginia Polytechnic Institute and State University, Blacksburg, Virginia, from January 1984 until December 1985. Dr. Hiu holds a Ph.D. degree in microbiology from Oregon State University and a B.S. degree in biological sciences from the University of California, Irvine.

PATRICK F. MONAHAN was appointed Director of Manufacturing and elected a Director of Igene in April 1991 and was elected Secretary in September 1998. He has managed Igene's fermentation pilot plant since 1982. Prior thereto, he was a technical specialist in the fermentation pilot plant of W.R. Grace and Co. from 1975 to 1982. He received an Associate of Arts degree in biology from Allegheny Community College and a B.S. degree in biology with a minor in Chemistry from Frostburg State College, Frostburg, Maryland.

JOSEPH C. ABELES, private investor, was elected Director of Igene on February 28, 1991. Mr. Abeles is a Director Emeritus of
Intermagnetics General Corporation, Director Emeritus of Bluegreen Corporation and also serves as a Director of Ultralife Batteries, Inc.

JOHN A. CENERAZZO was Chairman of the Board from November 1989 to April 1991. He served as President of Igene from August 1988 through September 1989 and has been a Director since September 1987. He is a Director of U.S. Axle Corporation, Penn Securities, Inc., and Investors Trust, Inc.

SIDNEY R. KNAFEL, a Director of Igene since 1982, has been Managing Partner of SRK Management Company, a private investment concern, New York, since 1981, Chairman of Insight Communications, Inc. since 1985, and of BioReliance Corporation since 1982. Mr. Knafel is also currently a Director of Cellular Communications International, Inc., CoreComm Incorporated, General American Investors Company, Inc., and NTL Incorporated.

Section 16(a) Beneficial Ownership Reporting Requirements
---------------------------------------------------------
     Igene believes that, during 2000, all of its officers, directors and holders of more than 10% of its common stock complied with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, except as follows:
In 1997 certain directors of Igene made various loans to Igene. The loans are evidenced by notes convertible into common stock. Certain directors also received warrants to purchase shares of common stock in 1997 and 1998 in conjunction with the 1997 notes and with a 1998 rights offering. During 1999 and 2000, certain directors and other accredited investors also purchased stock through direct purchases of new stock and received warrants in conjunction with these purchases. Igene believes that none of the foregoing securities have been reported by Messrs. Kimelman, Abeles, Cenerazzo or Knafel in Forms 3, 4 or Forms 5 pursuant to
Section 16(a) of the Exchange Act. In making this disclosure, Igene has relied solely on written representations of its directors, officers and more than 10% holders and on copies furnished to Igene of reports that have been filed with the Securities and Exchange Commission.

ITEM 10.    EXECUTIVE COMPENSATION

    During 2000, no executive officer's annual cash compensation exceeded $100,000. The functions of chief executive officer have been performed by Igene's Board of Directors (see Item 9), acting as a group. During 2000, no Directors were compensated for their Board or Committee activities.

     Other than the 1986 and 1997 stock option plans and the Simple Retirement Plan described below, Igene has no profit sharing or incentive compensation plans.

Simple Retirement Plan
----------------------
     Effective February 1, 1997 Igene adopted a Simple Retirement Plan under Internal Revenue Code Section 408(p). The plan is a defined contribution plan, which covers all of Igene's U.S. employees who receive at least $5,000 of compensation for the preceding year. The plan permits elective employee contributions. Igene makes a nonelective contribution of 2% of each eligible employee's compensation for each year. Igene's contributions to the plan for 2000 were $7,275, which is expensed in the 2000 statement of operations. Igene's contributions to the plan for 1999 were $6,569, which is expensed in the 1999 statement of operations.

Stock Option Plans
------------------
    The 1997 Stock Option Plan (the "Plan"), which was approved by the stockholders on November 17, 1997, and which succeeds the 1986 Stock Option Plan, provides for the issuance of options to acquire up to 20,000,000 shares of common stock of Igene. The 1986 Stock Option Plan provided for the issuance of options to acquire up to 2,000,000 shares of common stock of Igene. A committee of the Board of Directors administers the Plans.

    The purpose of the Plans is to advance the interests of Igene by encouraging and enabling the acquisition of a larger personal proprietary interest in Igene by directors, key employees, consultants and independent contractors who are employed by, or perform services for, Igene and its subsidiaries and upon whose judgment and keen interest Igene is largely dependent for the successful conduct of its operations. It is also expected that the opportunity to acquire such a proprietary interest will enable Igene and its subsidiaries to attract and retain desirable personnel, directors and other service providers.

    Options are exercisable at such rates and times as may be fixed by the committee. Options also become exercisable in full upon (i) the holder's retirement on or after his 65th birthday,
(ii) the disability or death of the holder, or (iii) under other circumstances as determined by the Committee. Options generally terminate on the tenth business day following cessation of service as an employee, director, consultant or independent contractor.

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

    Options to acquire 13,433,084 shares of common stock have been granted under the 1986 and 1997 Stock Option Plans and 11,298,250 options are outstanding under the Plans as of December 31, 2000. 4,727,500 options were granted during 2000. Subsequent to December 31, 2000, an additional 45,000 options were granted to employees effective January 22, 2001.

Compensation of Directors

    During 2000, Directors were not compensated for their Board or Committee activities.

ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS  AND
          MANAGEMENT

    The following table sets forth information as of March 1, 2001 with respect to beneficial ownership of shares of Igene's outstanding common stock and preferred stock by (i) each person known to Igene to own or beneficially own more than five percent of its common stock or preferred stock, (ii) each Director, and
(iii) all Directors and Officers as a group.

                                      Common Stock              Preferred Stock
                               ------------------------   -------------------------
                                 Number of                  Number of
Name and Address                 Shares        Percent*     Shares          Percent
----------------------         -------------   --------   ---------------   -------

Directors and officers
----------------------
Joseph C. Abeles               15,012,789(1)     19.98         7,375         27.93
  220 E. 42nd Street
  New York, NY  10017

John A. Cenerazzo               1,912,456(2)      2.99           ---           ---
  PO Box 4067
  Reading, PA  19606

Stephen F. Hiu                  5,065,300(3)      7.53           ---           ---
  9110 Red Branch Road
  Columbia, MD  21045

Thomas L. Kempner              86,360,974(4)     66.30           ---           ---
  61 Broadway
  New York, NY  10006

Michael G. Kimelman            15,321,950(5)     20.08           ---           ---
  100 Park Avenue
  New York, NY  10017

Sidney R. Knafel               83,802,046(6)     65.54           ---           ---
  126 East 56th Street
  New York, NY  10022

Patrick F. Monahan              3,064,400(7)      4.70           ---           ---
  9110 Red Branch Road
  Columbia, MD  21045

All Directors and Officers    210,539,715(8)     90.57         7,375         27.93
as a Group (7 persons)

Others
------
Thomas R. Grossman              4,192,149(9)      6.58           ---           ---
  461 Grant Road
  North Salem, NY  10560

Fraydun Manocherian             7,905,135(10)    11.85           ---           ---
  3 New York Plaza
  New York, NY  10004


* Under the rules of the Securities and Exchange Commission, the calculation of the percentage assumes for each person that only that person's rights, warrants, options or convertible notes or preferred stock are exercised or converted, and that no other person exercises or converts outstanding rights, warrants, options or convertible notes or preferred stock.

1. Includes the following: 2,109,404 shares; 2,250 shares issuable upon the conversion of 1,125 shares of preferred stock; 3,782,083 shares issuable upon the conversion of $311,663 of long-term notes issued by Igene; and 9,093,427 warrants held by Mr. Abeles. Also includes 4,140 shares, and 12,500 shares issuable upon conversion of 6,250 shares of preferred stock and 8,985 warrants held by Mr. Abeles' wife.

2. Includes the following: 283,458 shares; 32,750 options currently exercisable; 492,321 shares issuable upon the conversion of $40,622 of long-term notes issued by Igene; and 1,103,513 warrants held by Mr. Cenerazzo. Also includes 414 shares held by Mr. Cenerazzo's wife.

3. Includes the following: 65,300 shares; and 5,000,000 options currently exercisable held by Dr. Hiu.

4. Includes 386,972 shares and 536,920 warrants held by Mr. Kempner. Also includes 8,166,916 shares, 4,151,594 shares subject to the conversion of $394,425 of notes issued by Igene; and 26,663,535 warrants held by a trust under which Mr. Kempner is one of two trustees and the sole beneficiary. Also includes 8,126,918 shares; 4,151,594 shares subject to the conversion of $394,425 of notes issued by Igene; and 26,641,933 warrants held a trust under which Mr. Kempner is one of two trustees and one of his brothers is the sole beneficiary. Also includes 1,482,987 shares; 1,147,667 shares subject to the conversion of $79,200 of notes issued by Igene; and 4,622,846 warrants held by trusts under which Mr. Kempner is one of two trustees and is a one-third beneficiary. Also includes 182,526 shares and 98,565 warrants held by Mr. Kempner's wife.

5. Includes  1,264,360   shares;  1,500,000   options   currently
   exercisable, 804,568 shares subject to the conversion of $63,070 of notes issued by Igene; and 11,753,022 warrants held directly or indirectly by Mr. Kimelman.

6. Includes  18,190,551  shares; 8,786,762 shares subject  to the
   conversion   of  $813,306  of  notes  issued  by  Igene;   and
   56,824,733 warrants owned or beneficially owned by Mr. Knafel.

7. Includes 64,200 shares; and 3,000,000, options currently exercisable held by Mr. Monahan.

8. Includes 40,328,146 shares of common stock; 14,750 shares issuable upon the conversion of 7,375 shares of preferred stock; 9,532,750 options currently exercisable; 23,316,590 shares issuable upon the conversion of $2,096,711 of notes issued by Igene; and 137,347,479 warrants.

9. Includes   2,753,399    shares    of   common    stock     and
   1,438,750 warrants.

10.Includes  3,455,025  shares   of   common   stock   owned   or
   beneficially owned by Mr. Manocherian and 4,450,110 warrants held or beneficially owned by Mr. Manocherian.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 1999, Igene issued 1,500,000 options to purchase common shares, at $.05 per share (which was the market value of the stock as of the date issued), to its Chairman of the Board, Mr. Kimelman, under its 1997 Stock Option Plan.

     During 1999, Igene issued to certain directors and other accredited investors 24,791,668 new shares of common stock at prices ranging from $.05 to $.08, based on the current market price of Igene's stock at the time of issue. The total proceeds received in these issues was $1,500,000. In return for committing to these investments, these investors also received 24,791,668 warrants to purchase shares of common stock at equivalent prices (ranging from $.05 to $.08 per share, based on the current market price of Igene's stock at the time of issue), expiring 10 years from the dates of issue. The funds received in these transactions were used to continue operations of Igene and to fund legal expenses associated with on going litigation (See item 3. Legal Proceedings). In these transactions: 11,145,834 of these shares and an equivalent number of warrants were issued to Mr. Kempner, a director of Igene, or entities controlled by him; 11,145,834 of these shares and an equivalent number of warrants were issued to Mr. Knafel, a director of Igene, or entities controlled by him; 1,000,000 of these shares and an equivalent number of warrants were issued to Mr. Grossman, an accredited investor; 750,000 of these shares and an equivalent number of warrants were issued to a Company controlled by Mr. Kimelman, Chairman of Igene's board of directors.

     During 2000, Igene issued to certain directors and other accredited investors 10,000,000 new shares of common stock at $.10 per share, based on the current market price of Igene's stock at the time of commitment. The total proceeds received in these issues was $1,000,000. In return for committing to these investments, these investors also received 10,000,000 warrants to purchase shares of common stock at the price of $.10 per share, based on the current market price of Igene's stock at the time of commitment, expiring 10 years from the dates of issue. The funds received in these transactions have been used to continue operations of Igene. In these transactions: 5,000,000 of these shares and an equivalent number of warrants were issued to Mr. Kempner, a director of Igene, or entities controlled by him; and 5,000,000 of these shares and an equivalent number of warrants were issued to Mr. Knafel, a director of Igene, or entities controlled by him.

     In March 2001, Igene issued $1,014,211 of 8% convertible debentures to certain directors of Igene in exchange for the cancellation of $800,000 of demand notes payable (including accrued interest of $14,211) and $200,000 in cash. $600,000 of these demand notes were issued during 2000 and $200,000 were issued subsequently. These debentures will convert automatically into 10,142,110 shares of Igene's common stock at $.10 per share upon the effective date of a sufficient increase in the number of authorized shares of common stock. These directors also received 10,142,110 warrants to purchase common stock at $.10 per share, which are exercisable upon the effective date of a sufficient increase in the number of authorized shares of common stock. In these transactions: $507,105 of these convertible debentures and 5,071,055 warrants were issued to Mr. Kempner, a director of Igene, or entities controlled by him; and $507,105 of these convertible debentures and 5,071,055 warrants were issued to Mr. Knafel, a director of Igene, or entities controlled by him.

     In March 2001, Igene issued 5,500,000 warrants to purchase Igene common stock at $.08 per share to its Chairman of the Board, Mr. Kimelman. These warrants become exercisable upon the effective date of a sufficient increase in the number of authorized shares.

     In March 2001, certain directors of Igene also committed to provide additional funding in the form of 8% convertible debentures in the amount of $1,500,000 over the next six months. The initial installment of $400,000 was received in March 2001. In consideration of this commitment, these directors also received 18,750,000 warrants to purchase common stock at $.08 per share, exercisable upon the effective date of an increase in the number of authorized shares of common stock. These debentures will convert automatically into 18,750,000 shares of Igene's common stock at $.08 per share upon the effective date of an increase in the number of authorized shares of common stock. In these transactions: $750,000 of the convertible debentures and 9,375,000 of warrants were issued to Mr. Kempner, a director of Igene, or entities controlled by him; $750,000 of these convertible debentures and 9,375,000 warrants were issued to Mr. Knafel, a director of Igene, or entities controlled by him.

ITEM 13.  EXHIBITS,  FINANCIAL  STATEMENTS SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)1. The following financial statements relating to 2000 and 1999 are filed as a part of this Report:

      Independent Auditors' Report.
      Consolidated Balance Sheet as of December 31, 2000. Consolidated Statements of Operations for the years ended
           December 31, 2000 and December 31, 1999.
      Consolidated  Statements  of Stockholders' Deficit for  the
           years ended December 31, 2000 and December 31, 1999. Consolidated Statements of Cash Flows for the years ended
           December 31, 2000 and December 31, 1999.
      Notes to Consolidated Financial Statements.

(a)2. Exhibits   filed  herewith  or  incorporated  by  reference
      herein are set forth in the following table prepared in accordance with Item 601 of Regulations S-K.

      3.1   Articles   of  Incorporation  of  the  Registrant  as
            amended   to   date,   constituting  Exhibit  3.1  to
            Registration   Statement No. 333-41581 on  Form  SB-1
            are hereby incorporated herein by reference.

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

     10.2 Exchange Agreement made as of July 1, 1988 between the Registrant and now Dow Chemical Company, Inc. (f.k.a. Essex Industrial Chemicals, Inc.), with respect to the exchange of 187,500 shares of preferred stock for a Debenture, constituting Exhibit 10.21 to Registration Statement No. 33-5441 on Form S-1, is hereby incorporated herein by reference.

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

     10.7 Toll manufacturing agreement effective as of May 20, 2000 between Igene Biotechnology, Inc. and Fermic S.A. de C.V. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

     10.8 First amendment to lease made September 13, 2000 between Igene Biotechnology, Inc. and Red Branch Center, LLC.

     10.9 Marketing agency agreement effective as of January 1, 2001 between Igene Biotechnology, Inc. and ProBio Nutraceuticals A.S. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

     21.    Subsidiaries

            Igene Chile Comercial, Ltda.

     23.    Consents of Berenson & Company



 (b) No reports on Form 8-K were filed during the Fourth Quarter of 2000.

                  INDEPENDENT AUDITORS' REPORT









Board of Directors
IGENE Biotechnology, Inc. and Subsidiary
Columbia, MD


We have audited the consolidated financial statements of IGENE Biotechnology, Inc. and Subsidiary as listed in response to (a)1. of Item 13. These consolidated financial statements are the responsibility of Igene's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IGENE Biotechnology, Inc. and Subsidiary as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that IGENE Biotechnology, Inc. and Subsidiary will continue as a going concern. As discussed in note 17 to the consolidated financial statements, Igene's recurring losses and limited capitalization raise substantial doubt about Igene's ability to continue as a going concern. Management's plans in regard to these matters are described in note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                         BERENSON & COMPANY LLP



New York, NY
February 23, 2001, except for Note 20, as to which the date is March 27, 2001

            IGENE Biotechnology, Inc. and Subsidiary
                   Consolidated Balance Sheet
                        December 31, 2000

ASSETS
------
CURRENT ASSETS
  Cash and cash equivalents                                       $    143,572
  Accounts receivable, net of allowances of $13,200                    316,663
  Inventory                                                            762,432
  Prepaid expenses and other current assets                            186,002
  Deferred costs, current portion                                       74,160
                                                                  -------------
     TOTAL CURRENT ASSETS                                            1,482,829

OTHER ASSETS
  Property and equipment, net                                          104,150
  Deferred costs, net of current portion                               420,781
  Other assets                                                           5,861
                                                                  -------------
     TOTAL ASSETS                                                  $ 2,013,621
                                                                  =============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                           $    304,432
  Notes payable                                                        600,000
                                                                  -------------
     TOTAL CURRENT LIABILITIES                                         904,432

LONG-TERM DEBT
  Notes payable                                                      6,077,300
  Variable rate subordinated debenture                               1,500,000
  Accrued interest                                                   1,337,063
                                                                  -------------
     TOTAL LIABILITIES                                               9,818,795
                                                                  -------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative, convertible, voting, series A, $.01 par value per share.
  Stated value $15.84 per share.   Authorized 1,312,500 shares;
  issued and outstanding 26,405 shares. Redemption amount
  $418,255                                                             418,255
                                                                  -------------

STOCKHOLDERS' DEFICIT
  Common stock -- $.01 par value per share.  Authorized
    250,000,000 shares; issued and outstanding 62,249,005 shares       622,490
  Additional paid-in capital                                        21,411,645
  Deficit                                                          (30,257,564)
                                                                  -------------
     TOTAL STOCKHOLDERS' DEFICIT                                    (8,223,429)
                                                                  -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $ 2,013,621
                                                                  =============

The accompanying notes are an integral part of the consolidated financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
              Consolidated Statements of Operations



                                              Years ended December 31,
                                                 2000           1999
                                             ------------   ------------
REVENUE
-------
  Sales                                      $   702,533    $    18,131
  Cost of sales                                  793,380        157,966
                                             ------------   ------------
  GROSS PROFIT (LOSS)                            (90,847)      (139,835)

  Technology Licensing Income                        ---          9,310
                                             ------------   ------------
                                                 (90,847)      (130,525)
                                             ------------   ------------
OPERATING EXPENSES
------------------
  Marketing and selling                          639,015        493,535
  Research, development and pilot plant          355,659        350,659
  General and administrative                     424,120        324,239
  Litigation expenses                             13,249        530,882
                                             ------------   ------------
    TOTAL OPERATING EXPENSES                   1,432,043      1,699,315
                                             ------------   ------------
    OPERATING LOSS                            (1,522,890)    (1,829,840)

OTHER INCOME (EXPENSES)
-----------------------
  Miscellaneous                                    8,150            ---
  Loss on disposal of equipment                  (30,747)           ---
  Interest expense (net of interest
    income of $3,810 and $14,000,
    respectively, in 2000 and 1999)             (709,828)      (695,500)
                                             ------------   ------------
    TOTAL OTHER INCOME (EXPENSE)                (732,425)      (695,500)
                                             ------------   ------------
  NET LOSS                                   $(2,255,315)   $(2,525,340)
                                             ============   ============
  NET LOSS PER COMMON SHARE                  $     (0.04)   $     (0.08)
                                             ============   ============

The accompanying notes are an integral part of the consolidated financial statements.


                                     IGENE Biotechnology, Inc. and Subsidiary
                                 Consolidated Statements of Stockholders' Deficit
                                                                         Additional                           Total
                                               Common Stock               Paid-in                         Stockholders'
                                          # Shares        Amount          Capital          Deficit           Deficit
                                         ----------     ----------      ------------    -------------     -------------
BALANCE AT DECEMBER 31, 1998             21,854,173     $  218,542      $18,738,038     $(25,476,909)     $ (6,520,329)

Issuance of common stock in lieu
  of cash in payment of interest on
  subordinated debenture                     80,000            800          179,200              ---           180,000

Cumulative undeclared dividends
  on redeemable preferred stock                 ---            ---          (18,438)             ---           (18,438)

Conversion of redeemable preferred
  stock into common stock                     6,250             62           46,938              ---            47,000

Issuance of common stock in lieu of
  cash in payment of legal fees             866,667          8,667           41,083              ---            49,750

Issuance of shares of common stock
  pursuant to direct purchase of shares
  by certain directors and other
  accredited investors                   24,791,668        247,917        1,252,083              ---         1,500,000

Net loss for 1999                               ---            ---              ---       (2,525,340)       (2,525,340)
                                         ----------     ----------      ------------    -------------     -------------
BALANCE AT DECEMBER 31, 1999             47,598,758        475,988       20,238,904      (28,002,249)       (7,287,357)

Issuance of common stock in lieu
  of cash in payment of interest on
  subordinated debenture                     80,000            800          179,200              ---           180,000

Cumulative undeclared dividends
  on redeemable preferred stock                 ---            ---          (16,929)             ---           (16,929)

Conversion of redeemable
  preferred stock into common stock             124              1              971              ---               972

Exercise of employee stock options        1,500,000         15,000          135,000              ---           150,000

Exercise of warrants                      3,070,123         30,701          (25,501)             ---             5,200

Issuance of shares of common stock
  pursuant to direct purchase of shares
  by certain directors and other
  accredited investors                   10,000,000        100,000          900,000              ---         1,000,000

Net loss for 2000                               ---            ---              ---       (2,255,315)       (2,255,315)
                                         ----------     ----------      ------------    -------------     -------------
BALANCE AT DECEMBER 31, 2000             62,249,005     $  622,490      $21,411,645     $(30,257,564)     $ (8,223,429)
                                         ==========     ==========      ============    =============     =============

The accompanying notes are an integral part of the consolidated financial statements.


                        IGENE Biotechnology, Inc. and Subsidiary
                         Consolidated Statements of Cash Flows
                                                                 Years ended December 31,
                                                                  2000             1999
                                                             --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net loss                                                   $  (2,255,315)   $  (2,525,340)
  Adjustments to reconcile net loss to net
      Cash used by operating activities:
      Depreciation                                                  14,558           31,706
      Amortization of deferred costs                                87,666           42,342
      Loss on disposal of assets                                    30,747              ---
      Interest on debenture paid in shares of common stock         180,000          180,000
      Legal fees paid in shares of common stock                        ---           49,750
      Decrease (increase) in:
          Accounts receivable                                     (298,531)         (24,267)
          Inventory                                                (54,837)         162,665
          Prepaid expenses and other assets                        (39,897)         (58,082)
      Increase (decrease) in:
          Accounts payable and other accrued expenses              521,863          471,132
                                                             --------------   --------------
              NET CASH USED IN OPERATING ACTIVITIES             (1,813,746)      (1,670,094)
                                                             --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
      Proceeds from disposal of equipment                              ---              460
      Return of security deposit                                       ---            5,725
      Capital expenditures                                          (8,979)         (28,593)
      Repayments of loan receivable                                    ---           44,003
                                                             --------------   --------------
              NET CASH PROVIDED BY (USED IN)
              INVESTING ACTIVITIES                                  (8,979)          21,595
                                                             --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Proceeds from issuance of common stock                         1,150,000        1,500,000
  Proceeds from issuance of debt                                   600,000              ---
                                                             --------------   --------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES          1,750,000        1,500,000
                                                             --------------   --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (72,725)        (148,499)

CASH AND CASH EQUIVALENTS - BEGINNING OF THE YEAR                  216,297          364,796
                                                             --------------   --------------
CASH AND CASH EQUIVALENTS - END OF THE YEAR                  $     143,572    $     216,297
                                                             ==============   ==============

SUPPLEMENTARY DISCLOSURE AND CASH FLOW INFORMATION
--------------------------------------------------
  Cash paid during the year for interest                     $       1,283    $         558
  Cash paid during the year for income taxes                           ---              ---


See Note 3 for non-cash investing and financing activities.


The accompanying notes are an integral part of the consolidated financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements


(1) Nature of Business
    ------------------
    IGENE Biotechnology, Inc. ("Igene") was incorporated under the laws of the State of Maryland on October 27, 1981 as "Industrial Genetics, Inc." Igene changed its name to "IGI Biotechnology, Inc." on August 17, 1983 and to "IGENE Biotechnology, Inc." on April 14, 1986. Igene is located in Columbia, Maryland and is engaged in the business of industrial microbiology and related biotechnologies.

(2) Summary of Significant Accounting Policies
    ------------------------------------------

    Principles of Consolidation
    ---------------------------
    During 2000 Igene formed a wholly-owned foreign subsidiary in Chile, Igene Chile Comercial Ltda. These consolidated financial statements include the accounts of Igene and of its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Cash and cash equivalents
    -------------------------
    Igene  considers  cash equivalents to be  short-term,  highly liquid  investments  that have maturities  of  less  than  90 days.  These include interest bearing money market accounts.

    Inventories
    -----------
    Inventory, stated at lower of cost, on a first-in first-out basis, or market value, represents AstaXin(R) manufactured and held for sale, is as follows:

      Raw materials               $         ---
      Work-in-process                     4,080
      Finished goods                    758,352
                                  --------------
      Total inventory             $     762,432
                                  ==============

    Inventory has been reduced by approximately $255,000 as of December 31, 2000 to reflect the excess of inventory cost over market value.

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

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(2) Summary of Significant Accounting Policies (continued)
    ------------------------------------------------------
    Estimates
    ---------
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Deferred Costs
    --------------
    Deferred manufacturing costs are being amortized on the straight line method over their estimated lives, which are between 5 and 6 years.

    Foreign Currency Translation and Transactions
    ---------------------------------------------
    Since the day-to-day operations of Igene's foreign subsidiary in Chile are dependent on the economic environment of the parent's currency, the financial position and results of operations of Igene's foreign subsidiary are determined using Igene's reporting currency (US dollars) as the functional currency. All exchange gains and losses from remeasurement of monetary assets and liabilities that are not denominated in US dollars are recognized currently in income. These gains and losses were immaterial in amount during the year ended December 31, 2000. The effect of exchange rate changes occurring subsequent to December 31, 2000 is immaterial.

    Statements of Cash Flows
    ------------------------
    Igene has determined that the effect of foreign exchange rate changes on cash flows is not material.

    Fair value of financial instruments
    -----------------------------------
    The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value because of the relatively short maturity of these instruments. The carrying amount of long-term debt approximates fair value because of similar current rates at which Igene could borrow funds with consistent remaining maturities.

    Sales Returns
    -------------
    Igene records sales returns in the period in which the product is returned, rather than estimating future returns of current sales, since they are expected to be immaterial in amount.

    Interest on Variable Rate Subordinated Debenture
    ------------------------------------------------
    Igene recorded interest on its variable rate subordinated debenture (see also note 6) at a level rate of 8% through October 1, 1996 and at 12% thereafter; rather than at the fair-market value of shares which have been issued in lieu of cash payments of interest. This is an estimated average rate based on Igene's plan to continue (as it has since October 1, 1989) to pay interest on the debenture by issuing shares of common stock at the higher of $2.25 per share or the current market value of Igene's shares, as allowed under the terms of the debenture. If the market value of Igene's stock remains below $2.25 per share (during the period from October 1989 through December 1999 its highest price was $1.25) Igene can continue to issue stock in lieu of cash payments at $2.25 per share.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(2) Summary of Significant Accounting Policies (continued)
    ------------------------------------------------------
    Accounting for stock based compensation
    ---------------------------------------
    Igene applies APB Opinion 25 in accounting for employee stock option plans (note 12). Accordingly, no compensation cost has been recognized in 2000 or 1999. Had compensation cost been determined on the basis of FASB Statement 123, the following changes would have resulted:

                                       2000             1999
                                  -------------    -------------
    Net loss:
      As reported                 $ (2,255,315)    $ (2,525,340)
      Pro forma                   $ (2,403,540)      (2,567,336)

    Net loss per common share:
      As reported                 $       (.04)    $       (.08)
      Pro forma                           (.04)            (.08)


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

    Long-lived Assets:
    -----------------
    Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount of fair value less cost to sell.

(3) Non-cash investing and financing activities:
    --------------------------------------------
    During 2000 and 1999, Igene issued 80,000 shares of common stock, in each year, in payment of interest on a variable rate subordinated debenture. If paid in cash, the interest would have been payable at 12%, or $180,000 per year. Shares may be issued in lieu of cash under the debenture agreement at the higher of $2.25 per share or market price per share. The stock was issued and related interest was paid in 2000 and 1999 at $2.25 per share, or $180,000, in each year. (see also note 8)

    During 2000 and 1999, Igene recorded dividends in arrears on 8% redeemable preferred stock at $.64 per share aggregating $16,929 and $18,438, respectively, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock. (see also note 11)

    During 2000, Igene agreed to the re-payment of $218,984 in loans receivable and accrued interest and the sale of equipment having a net book value of $226,011 as part of a reduction in manufacturing fees under a new contract with Igene's contract manufacturer of AstaXin(R). The book value of the loan receivable and equipment, totaling $444,995, has been recorded as a deferred cost which is being amortized as
    manufacturing  occurs  over  the  six  year  term   of   this
    contract, which will expire May 2006. (see also note 2)

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(3) Non-cash investing and financing activities (continued):
    --------------------------------------------------------
    During 2000, holders of 3,994,500 warrants issued in the March 1998 Rights Offering exercised those warrants using $5,200 of notes payable and also using 924,377 warrants in cashless exercises. 3,070,123 new shares were issued and $5,200 of notes payable were cancelled in these transactions.

    During 1999, Igene satisfied accounts payable of $20,000  and advanced  $29,750  for  legal retainers  by  issuing  866,667 shares of common stock to counsel in on-going litigation.

(4) Concentration of Credit Risk
    ----------------------------
    Igene   is   potentially  subject  to  the   effects   of   a
    concentration of credit risk in accounts receivable. Accounts receivable is substantially composed of receivables from customers in Chile, which is an important market for Igene's product, AstaXin(R). Chile has from time to time experienced political unrest and currency instability. Because of the volume of business transacted by Igene in Chile, recurrence of such unrest or instability could adversely affect the businesses of its customers in Chile or Igene's ability to collect its receivables from these customers. In order to minimize risk, Igene strictly evaluates the companies to which it extends credit and all prices are denominated in US dollars as to minimize currency fluctuation risk. Losses due to credit risks in accounts receivable are expected to be immaterial.

(5) Property and Equipment
    ----------------------
    Property and equipment are stated at cost and are summarized as follows:

    Laboratory equipment and fixtures             $  111,461
    Pilot plant equipment and fixtures                61,549
    Idle equipment                                    56,150
    Office  furniture and fixtures                    30,326
                                                  -----------
                                                     259,486
    Less accumulated depreciation                   (155,336)
                                                  -----------
                                                  $  104,150
                                                  ===========

    Idle equipment represents manufacturing equipment, which is not presently needed for production of AstaXin(R). Igene plans to retain the equipment for use when needed due to increased production volume or failure of presently used equipment. This equipment is not currently being depreciated and its cost approximates its fair value.

(6) Deferred Costs
    --------------
    Deferred costs include deferred manufacturing costs of $399,671, which represents the value, reduced by amortization, of a note receivable and accrued interest of $218,984 and manufacturing equipment with a net book value of $226,011. These assets have been cancelled and sold, respectively, in consideration for a reduction in manufacturing fees over the six year term of a new manufacturing contract which became effective in May 2000. These deferred manufacturing costs are being amortized over the term of the contract, and such accumulated amortization, in the amount of $45,324 for the year ended December 31, 2000, is included in cost of sales and inventory.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(6) Deferred Costs (continued)
    --------------------------
    Deferred costs also includes debt issue costs relating to long-term notes payable. Costs amounting to $211,713 were capitalized and are being amortized over the term of the debt, which is 5 years, on the straight-line method.

    Deferred costs as of December 31, 2000 are detailed as follows:

                                  Manufacturing    Debt Issue
                                      Costs          Costs          Total
                                  -------------   ------------   ------------
    Original amount               $    444,995    $   211,713    $   656,708
    Accumulated amortization           (45,324)      (116,443)      (161,767)

    Deferred costs, net                399,671         95,270        494,941
    Less: current portion              (74,160)           ---        (74,160)
                                  -------------   ------------   ------------
    Non-current portion           $    325,511    $    95,270    $   420,781
                                  =============   ============   ============


(7) Accounts Payable and Accrued Expenses
    -------------------------------------
    Accounts  payable  and  accrued  expenses  consist   of   the
    following:

    Accounts payable, trade                          $  169,289
    Accrued manufacturing fees payable
      in common stock (see  note14)                      83,843
    Accrued interest on variable rate
      subordinated debenture (see note 8)                45,000
    Accrued interest on demand notes (see note 9)         4,500
    Audit fees                                           18,000
                                                     -----------
                                                     $  304,432
                                                     ===========
(8) Variable Rate Subordinated Debenture
    ------------------------------------
    In July 1988, Igene and a principal holder of Igene's redeemable preferred stock agreed to exchange 187,500 shares of Igene's 8% cumulative convertible preferred stock, Series A for a $1,500,000 variable rate convertible subordinated debenture due 2002, Class A.

    The debenture bears interest at a rate of 8% per annum through September 30, 1996 and thereafter at a rate of 12% per annum. Interest was payable in cash through October 1, 1989. Thereafter, the debenture agreement provides that at the option and at the discretion of Igene, interest may be paid in shares of Igene's common stock at the greater of $2.25 per share or the average market value per share. During 2000 and 1999 Igene issued 80,000 shares, in each year, of its common stock as payment of interest on the debenture. The debenture is convertible into common stock of Igene at any time at the option of the holder at an initial rate of $4 per share of common stock. The debenture is redeemable at the option of Igene at any interest payment date at par value plus accrued interest. Upon maturity of the debenture, Igene, at its option, may repay the remaining principal in shares of 8% cumulative convertible preferred stock, at a rate of $8 per preferred share. Accrued interest of $45,000 through December 31, 2000 is recorded in these financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(9) Demand Notes Payable
    --------------------
    During 2000, Igene issued $600,000 in 8% demand notes to certain directors of Igene. As of December 31, 2000, Igene has accrued $4,500 of interest payable on these notes, which are payable on demand.

(10)Notes Payable
    -------------
    Beginning November 16, 1995 and continuing through May 8, 1997, Igene issued promissory notes to certain directors for aggregate consideration of $1,082,500. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of Igene at prices ranging from $0.05 per share to $0.135 per share, based on the market price of common shares at the respective issue dates. The notes are convertible in total to 13,174,478 shares of common stock. Concurrently with such issuance, the holders also received 13,174,478 warrants for an equivalent number of shares at the equivalent price per share. The warrants expire ten years from the issue of the notes. These notes were modified in conjunction with the 1998 rights offering and are now due on March 31, 2003. The notes bear interest at the prime rate.

    In  conjunction  with  rights offering in  March  1998  Igene
    issued  5,000,000  of  8%  Notes  due  March  31,  2003   and
    50,000,000 warrants to purchase one share of common stock at an exercise price of $0.10 per share.

    Notes Payable are summarized as follows as of December 31, 2000:

                                                        Accrued
                                          Principal     Interest
                                         -----------  -----------
    Long-term notes payable,
        bearing interest at prime,
        maturing March 31, 2003,
        convertible into common stock    $ 1,082,500  $   238,150
    Long-term notes payable,
        bearing interest at 8%,
        maturing March 31, 2003            4,994,800    1,098,913
                                         -----------  -----------
                                         $ 6,077,300  $ 1,337,063
                                         ===========  ===========

    Combined aggregate amounts of maturities for all long-term borrowings are as follows:

                 Year                   Amount
                ------                 ---------
                 2000                        ---
                 2001                        ---
                 2002                  1,500,000
                 2003                  7,414,363

(11)Redeemable Preferred Stock
    --------------------------
    Each share of redeemable preferred stock is entitled to vote on all matters requiring shareholder approval as one class with holders of common stock, except that each share of redeemable preferred stock is entitled to two votes and each share of common stock is entitled to one vote.

    Redeemable preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into shares of Igene's common stock at the rate of two shares of common stock for each share of preferred stock (equivalent to a conversion price of $4.00 per common share), subject to adjustment under certain conditions.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(11)Redeemable Preferred Stock (continued)
    --------------------------------------
    Shares of redeemable preferred stock are redeemable for cash in whole or in part at the option of Igene at any time at the stated value plus accrued and unpaid dividends to the redemption date. Dividends are cumulative and payable quarterly on January 1, April 1, July 1 and October 1, since January 1, 1988 (See note 8 relating the exchange of certain redeemable preferred stock for a debenture). Mandatory redemption by Igene is required by October 2002. As of December 31, 2000, cumulative dividends in arrears total $207,015 ($7.84 per share) and are included in the carrying value of redeemable preferred stock.

(12)Stockholders' Equity
    --------------------
    Options

    In November of 1997 the stockholders approved the 1997 Stock Option Plan which succeeds Igene's 1986 Stock Option Plan, as amended. All outstanding, unexercised options granted under the 1986 Plan remain outstanding with unchanged terms. The number of shares issuable under the 1997 Plan is 20,000,000, and the number issuable under the 1986 Plan was 2,000,000.

    The   following   is  a  summary  of  options   granted   and
    outstanding under the plans as of December 31, 2000 and 1999:

                                                2000                         1999
                                       -----------------------     -----------------------
                                                      Weighted                    Weighted
                                                      Average                     Average
                                                      Exercise                    Exercise
                                         Number       Price          Number       Price
                                       ----------   ----------     ----------   ----------
    Options outstanding
    and exercisable,
    beginning of year                   8,070,750        $.072      6,327,885        $.077

    Options granted                     4,727,500        $.050      1,742,865        $.055

    Options exercised                  (1,500,000)       $.100            ---          ---

    Options forfeited,
    or withdrawn with
    consent of holders                        ---          ---            ---          ---

    Options expired                           ---          ---            ---          ---
                                       ----------   ----------     ----------   ----------
    Options outstanding
    and exercisable,
    end of year                        11,298,250        $.059      8,070,750        $.072
                                       ==========   ==========     ==========   ==========

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(12)Stockholders' Equity (continued)
    --------------------------------
    Warrants
    --------
    During 1999, Igene issued 24,791,668 warrants, expiring in ten years, to certain directors and investors who purchased 24,791,668 new shares of common stock through direct purchases for a total price of $1,500,000. The shares of stock and the warrants were issued at various prices ranging from $.05 to $.08 per share, based on the market value of Igene's stock at the time of the commitment to purchase the stock.

    During 2000, Igene issued 10,000,000 warrants, expiring in ten years, to certain directors who purchased 10,000,000 new shares of common stock through direct purchases for a total price of $1,000,000. The shares of stock and warrants were issued at $.10 per share, based on the market value of Igene's stock at the time of the commitment to purchase the stock.

    The following table summarizes warrants issued, outstanding and exercisable:

                              As of December 31,
                      --------------------------------
                          2000                1999
                      -----------          -----------
    Issued            131,759,345          125,756,545
    Outstanding       131,759,345          125,753,845
    Exercisable       131,759,345          125,753,845


    Common Stock
    ------------
    At December 31, 2000, 131,759,345 shares of authorized but unissued common stock were reserved for exercise of outstanding warrants, 19,910,166 shares of authorized but unissued common stock were reserved for exercise pursuant to the 1986 and 1997 Stock Option Plans, 52,810 shares of authorized but unissued common stock were reserved for issuance upon conversion of Igene's outstanding preferred stock, 160,000 shares of authorized but unissued common stock were reserved for issuance in lieu of payment of interest on the variable rate subordinated debenture, 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the variable rate subordinated debenture, 20,000,000 shares were reserved for issue in accordance with Igene's manufacturing agreement with Fermic (see note 14) and 13,174,478 shares of authorized but unissued stock were reserved for issuance upon conversion of outstanding convertible notes.

    Preferred Stock
    ---------------
    During 1999 and 2000 holders of redeemable preferred stock converted 62 and 3,125 shares, respectively, of preferred stock into 124 and 6,250 shares, respectively, of common stock of Igene.

    At   December  31,  2000,  cumulative  dividends  in  arrears
    totaled $207,015 ($7.84 per share) and were included in the aggregate involuntary liquidation value of the preferred stock.

    At December 31, 2000, 187,500 shares of authorized but unissued preferred stock were reserved for issuance upon maturity of the variable rate subordinated debenture.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)


(13)Net Loss Per Common Share
    -------------------------
    Net loss per common share for 2000 and 1999 is based on 56,042,471 and 33,979,575 weighted average shares, respectively. For purposes of computing net loss per common share, the amount of net loss has been increased by dividends declared and cumulative undeclared dividends in arrears on preferred stock.

    Common stock equivalents, including: options, warrants, convertible debt, convertible preferred stock, and exercisable rights have not been included in the computation of earnings per share in 2000 and 1999 because to do so would have been anti-dilutive. However, these common stock equivalents could have potentially dilutive effects in the future (see also notes 8, 10, 11 and 12).

(14)Commitments
    -----------
    Igene is obligated for office and laboratory facilities and other rentals under operating lease agreements, which expire in 2004. The basic annual rentals are expected to be approximately $86,500 under such leases. Annual rent expense relating to the leases for the years ended December 31, 2000 and 1999 approximated $81,000 and $78,000, respectively.

    Future minimum rental payments, in the aggregate and for each of the next five years are as follows:

                 Year                     Amount
                ------                  ----------
                 2001                      86,500
                 2002                      90,000
                 2003                      93,600
                 2004                         ---
                 2005                         ---
                                        ----------
                                        $ 270,100
                                        ==========

     Effective May 20, 2000, Igene signed an exclusive manufacturing agreement with Fermic, S.A. de C.V. ("Fermic"), of Mexico City, Mexico, for the production of AstaXin(R). The Fermic contract provides that the manufacturer has an exclusive right to produce AstaXin(R) and is paid a monthly fee in cash, which is based on manufacturing capacity, plus shares of Igene common stock based on production quantities. Fermic provides equipment and facilities necessary to manufacture and store the product and is responsible for purchasing raw materials. Igene is responsible for sales efforts and for ensuring the quality of the pigment. Igene also has a role in ensuring that the manufacturing process works effectively. The term of the contract is 6 years.

     Based on production of AstaXin(R), Igene has committed to issue to Fermic up to a maximum of 20,000,000 shares of Igene common stock during a six year period expiring May 20, 2006 in accordance with the new manufacturing agreement. Based on quantities of AstaXin(R) produced during 2000, 762,188 shares of Igene common stock will be issued to Fermic. This stock has been recorded as an accrued expense and also as an increase in either cost of sales or inventory in the amount of $83,843. This amount has been computed based on the fair value of the stock as of May 20, 2000, the measurement date, which is the effective date of the contract agreement. This stock has not yet been issued to Fermic.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(15)Contingencies
    -------------
    Archer Daniels Midland, Inc. ("ADM") has sued Igene, alleging patent infringement and requesting injunctive relief as well as an unspecified amount of damages (filed July 21, 1997, U.S. District Court, Baltimore, MD). Igene has filed a $300,450,000 counterclaim concerning the theft of trade secrets (filed August 4, 1997). The court denied ADM's request for preliminary injunctive relief. Mediation efforts during 1999 did not resolve this dispute, which has been returned to the court for a judicial disposition. Presently, a stay on all discovery remains in effect while a court-appointed expert analyzes the yeast products of both parties. Management believes that it is not probable that this dispute will result in an unfavorable outcome to Igene. Accordingly, no liability has been reflected in the December 31, 2000 balance sheet. Nonetheless, should ADM prevail, Igene could be liable for damages, and Igene could also lose the right to use a particular strain of yeast. However, Management expects that this will not affect Igene's ability to make and sell its product, AstaXin(R). Igene had expenses of $13,249 and $530,882, respectively in 2000 and 1999 associated with this on-going litigation.

(16)Income Taxes
    ------------
    At December 31, 2000, Igene has federal and state net operating loss carry-forwards of approximately $23,931,000 that expire at various dates from 2000 through 2020. The recorded deferred tax asset, representing the expected benefit from the future realization of the net operating losses,  net  of the valuation allowance, was $-0-  for  2000 and 1999.

    The sources of the deferred tax asset are approximately as follows:

       Net operating loss carry-forward benefit    $  9,503,600
       Valuation allowance                          ( 9,503,600)
                                                   -------------
       Deferred tax asset, net                     $        ---
                                                   =============

(17)Uncertainty
    -----------
    Igene has incurred net losses in each year of its existence, aggregating approximately $30,000,000 from inception to December 31, 2000 and its liabilities and redeemable preferred stock exceeded its assets by approximately $8,224,000 at that date. These factors indicate that Igene will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

    The continuing successful marketing of Igene's product, AstaXin(R), may permit Igene to attract additional capital and enable it to continue.

    Igene began manufacturing and selling AstaXin(R) during 1998 and has continued to do so in 1999 and 2000, increasing sales and manufacturing levels in 2000. Igene believes this technology to be highly marketable. Igene hopes to continue increasing sales of AstaXin(R), eventually achieving gross profits and, subsequently, profitable operations.

    During 2000 and 1999, Igene continued to fund its operations through the issuance of stock through direct purchases and loans by directors and other accredited investors. This provided additional capital of $1,600,000 and $1,500,000, respectively.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(18)Nature of Risks and Concentrations
    ----------------------------------
    Igene derived approximately 100% and 66%, respectively, of its revenue during 2000 and 1999 from sales of the product, AstaXin(R). Substantially all of Igene's 2000 and 1999 sales were to fish producers in the aquaculture industry in Chile. During 2000, 3 customers, who are located in Chile, represented over 10% of sales each, for a total of 81% in the aggregate. All of Igene's manufacturing operations for AstaXin(R) are conducted in a single manufacturing facility in Mexico City, Mexico.

    All of the preceding concentrations subject Igene to certain risks. For example, it is considered at least reasonably possible that any particular customer, distributor, product line, or provider of services or facilities may be lost in the near term. It is also considered at least reasonably possible that operations located outside the United States may be disrupted in the near term. However, Igene has at present no information that would lead it to believe that it will lose its principal product, principal customers, or its contracted manufacturer; or that its operations in Mexico City or Chile will be disrupted.

    Following is a schedule of the approximate carrying value of net assets located in foreign countries by geographic area:

        Chile                              $   750,000
        Mexico                                 600,000
        Others                                   4,000
                                           ___________
        Total net assets located in
            foreign countries              $ 1,515,604
                                           ===========

(19)Simple Retirement Plan
    ----------------------
    Effective January 1, 1997, Igene adopted a Simple Retirement Plan under Internal Revenue Code Section 408(p). The Plan is a defined contribution plan, which covers all of Igene's U.S. employees who receive at least $5,000 of compensation for the preceding year. The Plan permits elective employee contributions. Igene makes a nonelective contribution of 2% of each eligible employee's compensation for each year. Igene's contributions to the Plan for 2000 and 1999 were $7,275 and $6,569, respectively, which are expensed in the 2000 and 1999 statements of operations.

(20)Subsequent Events
    -----------------
    Effective January 1, 2001, Igene signed an agreement appointing ProBio Nutraceuticals A.S. ("ProBio") as its exclusive worldwide marketing agent. ProBio will be compensated in the form of a commission based on Igene's sales of AstaXin(R), its feed additive for aquaculture and AstaBioCare(TM), its new dietary supplement product. Igene has had no sales of AstaBioCare(TM) to date.

    In March 2001, Igene issued $1,014,211 of 8% convertible debenture to certain directors of Igene in exchange for the cancellation of $1,014,211 of demand notes payable (including accrued interest of $14,211). $600,000 of these notes were issued during 2000 and $400,000 were issued subsequently. These debentures will convert automatically into 10,142,011 shares of Igene's common stock at $.10 per share upon the effective date of a sufficient increase in the number of authorized shares of common stock. These directors also received 10,142,011 warrants to purchase common stock at $.10 per share, which are exercisable upon the effective date approval of a sufficient increase in the number of authorized shares of common stock. The directors resolved to increase the number of authorized shares of common stock to 750,000,000 at the February 2001 board meeting. The shareholders are expected to ratify this increase at the shareholders meeting scheduled in June 2001, at which time shares may be issued upon conversion of these debentures and these warrants would become exercisable.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(20)Subsequent Events (continued)
    -----------------------------
    In March 2001, Igene issued 5,500,000 warrants to purchase Igene common stock at $.08 per share to its Chairman of the Board, Mr. Kimelman. These warrants will become exercisable upon the effective date of a sufficient increase in the number of authorized shares (see above).

    In March 2001, certain directors of Igene also committed to provide additional funding in the form of convertible debentures in the amount of $1,500,000 over the next six months. The initial installment of $400,000 was received in March 2001. In consideration of this commitment, these directors also received 18,750,000 warrants to purchase common stock at $.08 per share, exercisable upon the effective date of an increase in the number of authorized shares of common stock (see above). These debentures will convert automatically into 18,750,000 shares of Igene's common stock at $.08 per share upon the effective date of an increase in the number of authorized shares of common stock (see above).

                           SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Columbia, Howard County, State of Maryland on April 2, 2001.


                                 IGENE Biotechnology, Inc.
                                --------------------------------
                                        (Registrant)

                         By     /s/ Stephen F. Hiu, President
                                --------------------------------
                         Date        April 2, 2001
                                --------------------------------
                         By:    /s/ Melissa M. Stump, Controller
                                --------------------------------
                         Date        April 2, 2001
                                --------------------------------



In accordance with the Exchange Act, this report is to be signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signature                   Title                   Date
------------------------    ---------------------   -------------

/s/  Joseph C. Abeles       Director                April 2, 2001
------------------------

/s/  John A. Cenerazzo      Director                April 2, 2001
------------------------

/s/  Stephen F. Hiu         Director, President,    April 2, 2001
------------------------    Treasurer, Chief
                            Financial Officer,
                            and Chief Accounting
                            Officer

/s/  Thomas L. Kempner      Vice Chairman of Board  April 2, 2001
------------------------    of Directors

/s/  Michael G. Kimelman    Chairman of the Board   April 2, 2001
------------------------    of Directors

/s/  Sidney R. Knafel       Director                April 2, 2001
------------------------

/s/  Patrick F. Monahan     Director and Secretary  April 2, 2001
------------------------