Form 10QSB
period 2001-03-31
IGENE BIOTECHNOLOGY INC
filed 2001-05-15
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 10549
                             FORM 10-QSB



(Mark One)

[x] Quarterly report under Section 13 or 15(D) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2001

[ ]  Transition report under Section 13 or 15(D) of the Exchange
     Act

     For the transition period from __________ to __________


                   Commission file number 0-15888

                      IGENE Biotechnology, Inc.
   _________________________________________________________________
   (Exact name of Small Business Issuer as Specified in its Charter)


               Maryland                          52-1230461
     _______________________________        ____________________
     (State or Other Jurisdiction of        (I.R.S. Employer
      Incorporation or organization)         Identification No.)

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

Yes    x              No
     _____                _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
62,464,915 shares as of May 4, 2001.

Transitional Small Business Disclosure Format (check one):

Yes                   No    x
     _____                _____

                             FORM 10-QSB
                      IGENE Biotechnology, Inc.


                                INDEX



PART I - FINANCIAL INFORMATION
                                                              Page

     Consolidated Balance Sheets ...........................  5-6

     Consolidated Statements of Operations .................  7

     Consolidated Statements of Stockholders' Deficit.......  8-9

     Consolidated Statements of Cash Flows .................  10

     Notes to Consolidated Financial Statements ............  11-12

     Management's Discussion and Analysis of Financial
     Conditions and Results of Operations ..................  13-16

PART II - OTHER INFORMATION ................................  17-18

SIGNATURES .................................................  19

                      IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

               OF THE SECURITIES EXCHANGE ACT OF 1934

                               PART I

                        FINANCIAL INFORMATION

            IGENE Biotechnology, Inc.  and Subsidiary
                   Consolidated Balance Sheets

                                                March 31,     December 31,
                                                    2001             2000
                                             ____________     ____________
                                              (Unaudited)
ASSETS
CURRENT ASSETS

  Cash and cash equivalents                  $   606,305      $   143,572
  Accounts receivable, net                       372,596          316,663
  Inventory                                      957,004          762,432
  Loans receivable                                   ---              ---
  Prepaid expenses and other current assets      159,540          186,002
  Deferred costs, current portion                 74,160           74,160
                                             ____________     ____________

                                               2,169,605        1,482,829

OTHER ASSETS
  Property and equipment, net                    120,714          104,150
  Deferred costs, net of current portion         391,653          420,781
  Other assets                                     6,015            5,861
                                             ____________     ____________

     TOTAL ASSETS                            $ 2,687,987      $ 2,013,621
                                             ============     ============

  The accompanying notes are an integral part of the financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
                   Consolidated Balance Sheets
                           (continued)

                                                March 31,     December 31,
                                                    2001             2000
                                             ____________     ____________
                                              (Unaudited)
LIABILITIES, REDEEMABLE PREFERED STOCK
  AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses      $   565,690      $   304,432
  Notes payable                                1,414,211          600,000
                                             ____________     ____________

     TOTAL CURRENT LIABILITIES                 1,979,901          904,432
                                             ____________     ____________
LONG-TERM DEBT
  Notes payable                                6,059,959        6,077,300
  Variable rate subordinated debenture         1,500,000        1,500,000
  Lease payable                                   10,998              ---
  Accrued Interest                             1,450,723        1,337,063
                                             ____________     ____________

     TOTAL LIABILITIES                        11,001,581        9,818,795
                                             ____________     ____________

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred
     stock, 8% cumulative, convertible,
     voting, series A, $.01 par value per
     share. Redemption value $16.00
     and $15.84, respectively.  Authorized
     1,312,500 shares, issued 26,405 shares      422,480          418,255
                                             ____________     ____________

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value per share.
     Authorized, 250,000,000 shares;
     issued and outstanding 62,464,915,
     and 62,249,005 shares,
     respectively.                               624,249          622,490
  Additional paid-in capital                  21,423,002       21,411,645
  Deficit                                    (30,783,325)     (30,257,564)
                                             ____________     ____________

     TOTAL STOCKHOLDERS' DEFICIT              (8,736,074)      (8,223,429)
                                             ____________     ____________

     TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                 $ 2,687,987      $ 2,013,621
                                             ============     ============

  The accompanying notes are an integral part of the financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
              Consolidated Statements of Operations
                           (Unaudited)

                                                                  Three months ended
                                                             _____________________________
                                                               March 31,        March 31,
                                                                   2001             2000
                                                             ____________     ____________
Sales                                                        $   445,018      $    78,536
Cost of sales                                                    412,119           87,433
                                                             ____________     ____________

   Gross profit (loss)                                            32,899           (8,897)

Selling, General & Administrative expenses
  Marketing and selling                                          144,179           79,141
  Research, development and pilot plant                          107,335           92,609
  General and administrative                                     122,398           84,869
  Litigation expenses                                                ---           11,046
                                                             ____________     ____________

             Total operating expenses                            373,912          267,665
                                                             ____________     ____________

             Operating loss                                     (341,013)        (276,562)
                                                             ____________     ____________

Other income (expense)
  Miscellaneous income                                             3,000              ---
  Interest expense, net of
     interest income of $869 and $3,544, respectively           (187,748)        (173,786)
                                                             ____________     ____________

     Net other income (expense)                                 (184,748)        (173,786)
                                                             ____________     ____________

              Net loss                                       $  (525,761)     $  (450,348)
                                                             ============     ============

              Basic and diluted net loss per common share    $     (0.01)     $     (0.01)
                                                             ============     ============


  The accompanying notes are an integral part of the financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
        Consolidated Statements of Stockholders' Deficit
                           (Unaudited)

                                                 Redeemable Preferred Stock
                                                     (shares/amount)
                                                 __________________________
Balance at December 31, 1999                          26,467   $   402,298

Cumulative undeclared dividends
  on redeemable preferred stock                          ---         4,235

Exercise of employee stock options                       ---           ---

Exercise of warrants                                     ---           ---

Net loss for the three months ended
  March 31, 2000                                         ---           ---
                                                 ____________  ____________

Balance at March 31, 2000                             26,467   $   406,533
                                                 ============  ============

Balance at December 31, 2000                          26,405   $   418,255

Cumulative undeclared dividends
  on redeemable preferred stock                          ---         4,225

Exercise of employee stock options                       ---           ---

Exercise of warrants                                     ---           ---

Net loss for the three months ended
  March 31, 2001                                         ---           ---
                                                 ____________  ____________

Balance at March 31, 2001                             26,405   $   422,480
                                                 ============  ============


  The accompanying notes are an integral part of the financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
        Consolidated Statements of Stockholders' Deficit
                     (Unaudited - Continued)

                                                                  Additional                       Total
                                            Common Stock            Paid-in                    Stockholders'
                                           (shares/amount)          Capital       Deficit         Deficit
                                        _______________________   ____________  _____________  _______________
Balance at December 31, 1999            47,598,758   $ 475,988    $20,238,904   $(28,002,249)  $ (7,287,357)

Cumulative undeclared dividends
  on redeemable preferred stock                ---         ---         (4,235)           ---         (4,235)

Exercise of employee stock options       1,200,000      12,000        108,000            ---        120,000

Exercise of warrants                     3,070,123      30,701        (25,501)           ---          5,200

Net loss for the three months ended
  March 31, 2000                               ---         ---            ---       (450,348)      (450,348)
                                        ___________  __________   ____________  _____________  _____________

Balance at March 31, 2000               51,868,881   $ 518,689    $20,317,168   $(28,452,597)  $ (7,616,740)
                                        ===========  ==========   ============  =============  =============

Balance at December 31, 2000            62,249,005   $ 622,490    $21,411,645   $(30,257,564)  $ (8,223,429)

Cumulative undeclared dividends
  on redeemable preferred stock                ---         ---         (4,225)           ---         (4,225)

Exercise of employee stock options           5,000          50            200            ---            250

Exercise of warrants                       170,910       1,709         15,382            ---         17,091

Net loss for the three months ended
  March 31, 2001                               ---         ---            ---       (525,761)      (525,761)
                                        ___________  __________   ____________  _____________  _____________

Balance at March 31, 2001               62,424,915   $ 624,249    $21,423,002   $(30,783,325)  $ (8,736,074)
                                        ===========  ==========   ============  =============  =============

  The accompanying notes are an integral part of the financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
              Consolidated Statements of Cash Flows
                           (Unaudited)


                                                                    Three months ended
                                                                 _________________________
                                                                 March 31,       March 31,
                                                                     2001            2000
                                                                 ___________   ___________
Cash flows from operating activities
   Net loss                                                      $ (525,761)   $ (450,348)
   Adjustments to reconcile net loss to net cash provided
     By operating activities
     Depreciation                                                     5,272        14,247
     Amortization                                                    29,129        10,586
     Interest on debenture paid in shares of common stock            45,000        45,000
     Decrease (increase) in
       Accounts receivable                                          (55,933)       24,267
       Inventory                                                   (194,572)       75,800
       Prepaid expenses and other current assets                     26,307        (4,977)
     Increase (decrease) in
       Accounts payable and accrued expenses                        344,129        67,692
                                                                 ___________   ___________

       Net cash used in operating activities                       (326,429)     (217,733)
                                                                 ___________   ___________
Cash flows from investing activities
   Capital expenditures                                              (3,336)         (979)
                                                                 ___________   ___________

       Net cash used in investing activities                         (3,336)         (979)
                                                                 ___________   ___________
Cash flows from financing activities
   Proceeds from borrowing                                          800,000           ---
   Repayment of long-term debt                                       (7,502)          ---
   Proceeds from exercise of employee stock options                     ---       120,000
                                                                 ___________   ___________

       Net cash provided by financing activities                    792,498       120,000
                                                                 ___________   ___________

       Net decrease in cash and cash equivalents                    462,733       (98,712)

       Cash and cash equivalents
         at beginning of period                                     143,572       216,297
                                                                 ___________   ___________

       Cash and cash equivalents
         at end of period                                        $  606,305    $  117,585
                                                                 ===========   ===========
Supplementary disclosure and cash flow information
__________________________________________________

Cash paid for interest                                            $     ---     $     ---
Cash paid for income taxes                                              ---           ---

See Note (2) for non-cash investing and financing activities.


  The accompanying notes are an integral part of the financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
                  Notes to Financial Statements

(1)  Unaudited consolidated financial statements

     The consolidated financial statements presented herein as of March 31, 2001 and 2000 and for the three month periods then ended are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operation and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. This quarterly report on Form 10-QSB should be read in conjunction with Igene's Annual Report on Form 10-KSB for the year ended December 31, 2000.

(2)  Noncash investing and financing activities

     During the three months ended March 31, 2001 and 2000, the Company recorded dividends in arrears on 8% redeemable preferred stock at $.16 per share aggregating $4,225 and $4,235, respectively, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

     During the three months ended March 31, 2001, the Company capitalized leased equipment by recording a lease obligation payable of $18,500 under a capital lease.

     During the three months ended March 31, 2001, the Company cancelled demand notes payable of 1,150,000 and related accrued interest of $14,211 by issuing new 8% debentures which become convertible into the Company's common stock on the effective date of a sufficient increase in the Company's authorized shares.

     During the three months ended March 31, 2000, holders of 3,994,500 warrants issued in the March 1998 Rights Offering exercised those warrants using $5,200 of 8% notes payable and utilizing 924,377 warrants in cashless exercises. 3,070,123 new shares of common stock were issued pursuant to these exercises of warrants and $5,200 of 8% notes were cancelled.

(3)  Inventories

     Inventory, stated at lower of cost, on a first-in first-out basis, or market value, represents AstaXin(R) manufactured and held for sale, as follows:

                                        March 31,   December 31,
                                            2001           2000
                                     ____________   ____________
             Raw materials           $       ---    $       ---
             Work-in-process              43,250          4,080
             Finished goods              913,754        758,352
                                     ____________   ____________

                 Total inventory     $   957,004    $   762,432
                                     ============   ============

(4)  Stockholders' Equity (Deficit)

     At  March  31,  2001  and 2000, 52,810  and  52,934  shares, respectively, of authorized but unissued common  stock  were
     reserved   for  issue  upon  conversion  of  the   Company's
     outstanding preferred stock.

     As of March 31, 2001 and 2000, 19,910 and 20,210,166 shares, respectively, of authorized but unissued common stock were reserved for exercise pursuant to the Company's Employee
     Stock Option Plans.

     As  of  March 31, 2001 and 2000, 160,000 and 280,000 shares, respectively, of authorized but unissued common stock were reserved for issuance for payment of interest on the variable rate subordinated debenture and 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the variable rate subordinated debenture.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(4)  Stockholders' Equity (Deficit) - continued

     As  of  March  31,  2001  and  2000,  13,174,478  shares  of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $1,082,500 held by directors of the Company.

     As  of  March 31, 2001 and 2000, 131,759,345 and 121,759,345
     shares,  respectively,  of authorized  but  unissued  common
     stock   were   reserved  for  the  exercise  of  outstanding
     warrants.

     As of March 31, 2001, 20,000,000 shares of authorized but unissued common stock were reserved for issuance to the Company's contract manufacturer pursuant to the terms of the current manufacturing contract.

     As of March 31, 2000, 10,000,000 shares of authorized but unissued common stock were reserved for issuance upon receipt of $1,000,000 in funding for operations pursuant to the commitment of February 8, 2000 by certain directors of the Company. An additional 10,000,000 shares of authorized but unissued common stock were reserved for warrants which were to be issued concurrently with this funding.

(5)  Basic and diluted net loss per common share

     Basic and diluted net loss per common share for the three-month periods ended March 31, 2001 and 2000 is based on 62,287,586 and 48,748,245, respectively, of weighted average common shares outstanding. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends in arrears on preferred stock. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

(6)  Contingency - Litigation

     Archer Daniels Midland, Inc. ("ADM") has sued Igene, alleging patent infringement and requesting injunctive relief as well as an unspecified amount of damages (suit filed July 21, 1997, U.S. District Court, Baltimore, MD). Igene has filed a $300,450,000 counterclaim concerning the theft of trade secrets (counter claim filed August 4, 1997). The court denied ADM's request for preliminary injunctive relief. Mediation efforts during 1999 did not resolve this dispute, which has been returned to the court for a judicial disposition. Presently, a stay on all discovery remains in effect while a court-appointed expert analyzes the yeast products of both parties. Igene believes that it is not probable that this dispute will result in an unfavorable outcome to Igene. Accordingly, no liability has been reflected in the March 31, 2001 balance sheet. Nonetheless, should ADM prevail, Igene could be liable for damages, and Igene could also lose the right to use a particular strain of yeast. However, Igene expects that this will not affect Igene's ability to make and sell its product, AstaXin(R). The Company had expenses of $-0- and $11,046, respectively, in the three months ended March 31, 2001 and 2000 relating to this on-going litigation.

(7)  Subsequent Events

     None.

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

Results of Operations
_____________________

Sales and other revenue
     Sales of AstaXin(R) were $445,018 during the quarter ended March 31, 2001 and sales for the following quarter through May 9, 2001 are $535,959. Sales for the quarter ended June 30, 2001, and for subsequent quarters are expected to continue to increase at this pace through 2001. However, there can be no assurance that these, or any increases in sales will occur, or that they will be material. The sales of $445,018 for the quarter ended March 31, 2001 represent an increase of $366,482, or 467% over the sales of $78,536 for the quarter ended March 31, 2000.

    To better illustrate recent trends in sales growth for AstaXin(R), the following table shows Sales for each of the past five quarters and subsequent to the report date:


    Period                                       Sales
    __________________________________           __________
    Quarter ended March 31, 2000                 $  78,536
    Quarter ended June 30, 2000                    180,631
    Quarter ended September 30, 2000               129,575
    Quarter ended December 31, 2000                313,791
    Quarter ended March 31, 2001                   445,018
    April 1, 2001 through May 9, 2001              535,959


Cost of sales and gross profit (loss)
     Gross Profit on  sales of AstaXin(R)  was  $32,899  for  the quarter ended March 31, 2001. This is 7% of sales for the quarter, and the Company expects that the level of gross profit as a percentage of sales for the quarter ended June 30, 2001 will increase, but can provide no assurances in that regard. The Company plans to continue to increase production of AstaXin(R), as needed, to meet expected increased sales of AstaXin(R). Presently available unused production capacity at the Company's contract manufacturer is expected to be sufficient to meet projected increases in demand through December 2001. However, there can be no assurance that such increases in demand will continue to occur or that they will be material. Demand is increasing both due to seasonal increases in customer usage and increases in our market share. Beyond December 2001, if demand for AstaXin(R) continues to increase, as the Company expects that it will, sales and gross profits may be limited by the quantities of AstaXin(R) the Company is able to produce with its presently available capacity with its contract manufacturer. To avoid this limitation, the Company is presently investigating other additional sources of available production capacity. However, there can be no assurance that the Company will be able to find and subsequently be able to utilize other additional sources of production capacity as quickly as they are needed, so sales and gross profit growth may be limited beyond 2001, unless augmented by increases in production efficiency resulting from process research and development. Presently available capacity with the Company's current contract manufacturer will allow for an approximate increase of 185% over capacity being used as of March 31, 2001.

                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Cost of sales and gross profit (loss)
    The preceding resulted in cost of sales for the quarter ended March 31, 2001 and 2000 of $412,019 and $87,433, respectively, an increase of $324,586 or 371%. Gross profit on sales increased by $41,796 to $32,899 for the quarter ended March 31, 2001, from a gross loss on sales of $8,897 for the quarter ended March 31, 2000.

Marketing and selling expenses
     Marketing expenses for AstaXin(R) are expected to continue to increase, since to achieve continuing and increasing sales, and to enter other markets for AstaXin(R), the Company will need to make additional marketing efforts both on its own behalf and with the help of its worldwide marketing agent, ProBio Nutraceuticals. These additional expenses are expected to be funded by gross profits from product sales, however, there can be no assurance that these sales will occur, that they will be material or that gross profits will result. Marketing and selling expenses for the quarter ended March 31, 2001 were $144,179, an increase of $65,038, or 82% over the marketing and selling expenses of $79,141 for the quarter ended March 31, 2000.

Research, development and pilot plant expenses
     Research, development and pilot plant expenses are expected to continue at approximately $40,000 per month in the near term in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, development of higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology. For the first quarter of 2001 and 2000, these expenses were $107,335 and $92,609, respectively, an increase of $14,726 or 16%. However, there can be no assurance that such improvements in efficiency and yield will continue to occur, or that they will be material. These expenses are expected to be funded through additional funding from stockholders, and by profitable operations, if profitable operations occur.

General and administrative expenses
    General and administrative expenses for the first quarter of 2001 and 2000 were $122,398 and $84,869, respectively, an increase of $37,529 or 44%. This increase results from increases in cost of insurance coverage, increased legal fees and administrative travel due to the expansion of the Company. General and administrative expenses are expected to continue in the near future at approximately $40,000 per month. These expenses are expected to be funded by additional funding from stockholders, and by profitable operations, if profitable operations occur.

Litigation expenses
    Management expects to ultimately recover some portion of litigation expenses previously incurred, which are associated with the suit filed against the Company by ADM and the Company's counterclaim, through damage awards and to preserve the commercial product rights associated with AstaXin(R). However, there can be no assurance that the Company will receive damage awards or that its rights will be preserved. Litigation expenses for the first quarter of 2000 were $11,046. The Company incurred no litigation expenses for the quarter ended March 31, 2001. Expenses associated with this on-going litigation decreased, as compared to the first quarter in the prior year, since a stay on all discovery has remained in effect while a court appointed expert analyzes the yeast product of both parties to the suit. Costs of litigation will continue in the future at levels based on management's continuing assessments of the potential costs and benefits of various litigation strategies and alternatives. These expenses are expected to be funded by additional funding from stockholders. A range of reasonably possible losses from the litigation cannot be estimated at this time, and accordingly, no liability has been reflected in the March 31, 2001 financial statements.

Interest expense (net of interest income)
    Interest expense (net of interest income) for the first quarter of 2001 and 2000 was $187,748 and $173,786, respectively, an increase of $13,962 or 8%. This interest expense (net of interest income) was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debenture in both periods, and has increased due to increased financing from directors.

                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Net loss and basic and diluted net loss per common share
    As a result of the foregoing, the Company reported net losses of $525,761 and $450,348, respectively, for the first quarters of 2001 and 2000, an increase in the loss of $75,413 or 17%. This represents a loss of $.01 per basic and diluted common share in each of the first quarters of 2001 and 2000. The weighted average number of shares of common stock outstanding of 62,287,586 and 48,748,245, respectively, for the first quarters of 2001 and 2000 have increased by 13,539,341 shares. This resulted from the issuance of 80,000 shares in lieu of interest payment on a subordinated debenture, the conversion of 62 shares of preferred stock into 124 shares of common stock, the issue of 10,000,000 shares of stock to directors and other investors in direct purchases, the issuance of 305,000 shares of common stock pursuant to the exercise of employee stock options, and the issuance of 170,910 shares of common stock pursuant to the exercise of warrants.

Financial Position
__________________

During  the quarters ended March 31, 2001 and 2000, the following
actions   also   materially  affected  the  Company's   financial
position:

o During the quarter ended March 31, 2001 accounts receivable increased by approximately $96,000 due to increased sales of AstaXin(R).

o During the quarter ended March 31, 2001 inventory increased by approximately $275,000 due to expected continued increases in sales of AstaXin(R). The Company sold inventory with a value, at lower of cost or market, of $75,800 during the quarter ended March 31, 2000.

o The Company received $120,000 in proceeds during the quarter ended March 31, 2000 pursuant to the exercise of employee stock options, issuing 1,200,000 shares of new common stock.

o During  the  quarter  ended  March 31, 2001 the Company  issued
  $1,414,211 in 8% convertible debentures to directors of the Company to fund operations.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of March 31, 2001, total dividends in arrears on the Company's preferred stock total $211,240 ($8.00 per share) and are included in the carrying value of the redeemable preferred stock.

Liquidity and Capital Resources
_______________________________

    Historically,  the  Company  has  been  funded  primarily  by equity contributions and loans from stockholders. As of March 31,
2001  the  Company had working capital of approximately  $190,000 and cash and cash equivalents of $606,305.

    Cash  used by operating activities during the quarters  ended
March  31,  2001  and  2000 amounted to  $326,429  and  $217,733, respectively.

    Cash used by investing activities increased by $2,357, from $979 for the quarter ended March 31, 2000 to $3,336 for the quarter ended March 31, 2001. This was as a result of increased capital expenditures.

    Cash provided by financing activities increased by $672,498 from $120,000 for the quarter ended March 31, 2000 to $792,498 for the quarter ended March 31, 2001. Financing activities consisted principally of $120,000 in proceeds from exercises of employee stock options during the quarter ended March 31, 2000 and of $800,000 from the direct purchase of stock by directors and other accredited investors during the quarter ended March 31, 2001.

                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Liquidity and Capital Resources (continued)
___________________________________________

    Over the next twelve months, the Company believes it will need additional working capital to fund expected expansion. The Company hopes to achieve this from profits from sales of AstaXin(R) and additional stockholder funding through direct purchases of stock and issuance of convertible securities. However, there can be no assurance that profits, if any, from sales, or additional funding will be available to the Company to fund its continued operations.

    The Company does not believe that inflation has had a significant impact on its operations during the quarters ended
March 31, 2001 and 2000.

                    IGENE Biotechnology, Inc.
                             PART II
                        OTHER INFORMATION

Item 1.  Legal Proceedings

     Archer Daniels Midland, Inc. ("ADM") has sued Igene, alleging patent infringement and requesting injunctive relief as well as an unspecified amount of damages (suit filed July 21, 1997, U.S. District Court, Baltimore, MD). Igene has filed a $300,450,000 counterclaim concerning the theft of trade secrets (counter claim filed August 4, 1997). The court denied ADM's request for preliminary injunctive relief. Mediation efforts during 1999 did not resolve this dispute, which has been returned to the court for a judicial disposition. Presently, a stay on all discovery remains in effect while a court-appointed expert analyzes the yeast products of both parties. Igene believes that it is not probable that this dispute will result in an unfavorable outcome to Igene. Accordingly, no liability has been reflected in the March 31, 2001 balance sheet. Nonetheless, should ADM prevail, Igene could be liable for damages, and Igene could also lose the right to use a particular strain of yeast. However, Igene expects that this will not affect Igene's ability to make and sell its product, AstaXin(R). The Company had expenses of $-0- and $11,046, respectively, in the three months ended March 31, 2001 and 2000 relating to this on-going litigation.

Item 2.  Changes in Securities and Use of Proceeds.

     Limitation on Payment of Dividends
     __________________________________

          Dividends on Common Stock are currently prohibited because of the preferential rights of holders of Preferred Stock. The Company has paid no cash dividends on its Common Stock in the past and does not intend to declare or pay any dividends on its Common stock in the foreseeable future.

     Sales of Unregistered Securities
     ________________________________

          On March 1, 2001, Igene issued $1,014,211 of 8% convertible debenture to certain directors of Igene in exchange for the cancellation of $1,014,211 of demand notes payable (including accrued interest of $14,211). $600,000 of these notes were issued during 2000 and $400,000 were issued subsequently. These debentures will convert automatically into 10,142,011 shares of Igene's common stock at $.10 per share upon the effective date of a sufficient increase in the number of authorized shares of common stock. These directors also received 10,142,011 warrants to purchase common stock at $.10 per share, which are exercisable upon the effective date approval of a sufficient increase in the number of authorized shares of common stock. The directors resolved to increase the number of authorized shares of common stock to 750,000,000 at the February 2001 board meeting. The shareholders are expected to ratify this increase at the shareholders meeting scheduled in June 2001, at which time shares may be issued upon conversion of these debentures and these warrants would become exercisable.

          On March 27, 2001, certain directors of Igene also committed to provide additional funding in the form of 8% convertible debentures in the amount of $1,500,000 over the next six months. The initial installment of $400,000 was received in March 2001. In consideration of this commitment, these directors also received 18,750,000 warrants to purchase common stock at $.08 per share, exercisable upon the effective date of an increase in the number of authorized shares of common stock (see above). These debentures will convert automatically into 18,750,000 shares of Igene's common stock at $.08 per share upon the effective date of an increase in the number of authorized shares of common stock (see above).

          The above sales of securities were exempt from registration pursuant to Section 4(2) of the Securities Act. The Company relied on information provided by the purchasers of the securities, who are directors of the Company, in claiming exemption from the registration obligation of the Securities Act of 1933, as amended.

                    IGENE Biotechnology, Inc.
                             PART II
                        OTHER INFORMATION
                           (continued)


     Item 3.  Defaults Upon Senior Securities.

          In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of March 31, 2000, total dividends in arrears on the Company's preferred stock total $211,240 ($8.00 per share) and are included in the carrying value of the redeemable preferred stock.

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



                                   IGENE Biotechnology, Inc.
                                   ______________________________
                                   (Registrant)




     Date   May 15, 2001           By      /s/Stephen F. Hiu
           _________________       ______________________________
                                   Stephen F. Hiu
                                   President and Treasurer
                                   (On  behalf of the Registrant
                                   and as Principal
                                   Financial Officer)