Form 10QSB
period 2001-06-30
IGENE BIOTECHNOLOGY INC
filed 2001-08-14
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 10549
                             FORM 10-QSB



(Mark One)

[x]  Quarterly report under Section 13 or 15(D) of the Securities
     Exchange Act of 1934

            For the quarterly period ended June 30, 2001
            ____________________________________________

[ ]  Transition report under Section 13 or 15(D) of the Exchange Act

             For the transition period from _________ to _________


                   Commission file number 0-15888
                   ______________________________

                      IGENE Biotechnology, Inc.
   _________________________________________________________________
   (Exact name of Small Business Issuer as Specified in its Charter)


                 Maryland                               52-1230461
  ________________________________                 ____________________
  (State or Other Jurisdiction of                   (I.R.S. Employer
   Incorporation or organization)                   Identification No.)


         9110 Red Branch Road, Columbia, Maryland 21045-2024
         ___________________________________________________
              (Address of Principal Executive Offices)

                            (410) 997-2599
           ________________________________________________
          (Issuer's Telephone Number, Including Area Code)

                                 None
        _______________________________________________________
         (Former Name, Former Address and Former Fiscal Year,
                    if Changed Since Last Report)



Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x              No
     ___                  ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
62,464,915 shares as of July 25, 2001.
______________________________________

Transitional Small Business Disclosure Format (check one):

Yes                  No    x
     ___                  ___

                             FORM 10-QSB
                      IGENE Biotechnology, Inc.


                                INDEX


PART I - FINANCIAL INFORMATION
                                                                    Page

     Consolidated Balance Sheets .................................  5-6

     Consolidated Statements of Operations .......................  7

     Consolidated Statements of Stockholders' Deficit.............  8-9

     Consolidated Statements of Cash Flows .......................  10

     Notes to Consolidated Financial Statements ..................  11-13

     Management's Discussion and Analysis of Financial
     Conditions and Results of Operations ........................  14-17

PART II - OTHER INFORMATION ......................................  18-19

SIGNATURES .......................................................  20

                      IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

               OF THE SECURITIES EXCHANGE ACT OF 1934

                               PART I

                        FINANCIAL INFORMATION

                    IGENE Biotechnology, Inc.  and Subsidiary
                             Consolidated Balance Sheets

                                                    June 30,    December 31,
                                                       2001            2000
                                                ____________    ____________
                                                 (Unaudited)
ASSETS
CURRENT ASSETS

   Cash and cash equivalents                    $   266,744     $   143,572
   Accounts receivable, net                         783,275         316,663
   Inventory                                      1,012,242         762,432
   Prepaid expenses and other current assets        266,380         186,002
   Deferred costs, current portion                   74,160          74,160
                                                ____________    ____________

                                                  2,402,801       1,482,829


OTHER ASSETS
   Property and equipment, net                      158,530         104,150
   Deferred costs, net of current portion           362,524         420,781
   Other assets                                       6,015           5,861
                                                ____________    ____________

      TOTAL ASSETS                              $ 2,929,870     $ 2,013,621
                                                ============    ============














  The accompanying notes are an integral part of the financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
                   Consolidated Balance Sheets
                           (continued)


                                                    June 30,    December 31,
                                                       2001            2000
                                                ____________    ____________
                                                 (Unaudited)
LIABILITIES, REDEEMABLE PREFERED STOCK
  AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses        $   935,333     $   304,432
   Notes payable                                        ---         600,000
                                                ____________    ____________

        TOTAL CURRENT LIABILITIES                   935,333         904,432
                                                ____________    ____________

LONG-TERM DEBT
   Notes payable                                  7,724,171       6,077,300
   Variable rate subordinated debenture           1,500,000       1,500,000
   Lease payable                                      5,104             ---
   Accrued interest                               1,616,233       1,337,063
                                                ____________    ____________

        TOTAL LIABILITIES                        11,780,841       9,818,795
                                                ____________    ____________

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
   Carrying amount of redeemable preferred
     stock, 8% cumulative, convertible,
     voting, series A, $.01 par value per
     share. Redemption value $16.16
     and $15.84, respectively.  Authorized
     1,312,500 shares, issued 26,405 shares         426,705         418,255

STOCKHOLDERS' DEFICIT
   Common stock, $.01 par value per share.
     Authorized, 750,000,000 and
     250,000,000 shares, respectively;
     issued and outstanding 62,464,915,
     and 62,249,005 shares,
     respectively.                                  624,649         622,490
   Additional paid-in capital                    21,508,377      21,411,645
   Deficit                                      (31,410,702)    (30,257,564)
                                                ____________    ____________

        TOTAL STOCKHOLDERS' DEFICIT              (9,277,676)     (8,223,429)
                                                ____________    ____________

        TOTAL LIABILITIES AND
          STOCKHOLDERS' DEFICIT                 $ 2,929,870     $ 2,013,621
                                                ============    ============








  The accompanying notes are an integral part of the financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
              Consolidated Statements of Operations
                           (Unaudited)






                                                 Three months ended              Six months ended
                                             ___________________________   ___________________________
                                                 June 30,       June 30,       June 30,       June 30,
                                                    2001           2000	          2001           2000
                                             ____________   ____________   ____________   ____________
Sales                                        $ 1,096,525    $   180,631    $ 1,541,543    $   259,167
Cost of sales                                    914,442        185,224      1,326,561        272,657
                                             ____________   ____________   ____________   ____________

   Gross profit (loss)                           182,083         (4,593)       214,982        (13,490)
                                             ____________   ____________   ____________   ____________

Selling, general & administrative expenses:
   Marketing and selling                         320,905        179,457        465,084        258,598
   Research, development and pilot plant         118,277         84,967        225,612        177,576
   General and administrative                    133,179        125,233        255,577        210,102
   Litigation expenses                               ---            850            ---         11,896
                                             ____________   ____________   ____________   ____________

        Total operating expenses                 572,361        390,507        946,273        658,172
                                             ____________   ____________   ____________   ____________

        Operating loss                          (390,278)      (395,100)      (731,291)      (671,662)
                                             ____________   ____________   ____________   ____________

Other income (expense)
   Interest expense, net of
     interest income of $5,839, $3,544,
     $6,708 and $3,646, respectively	      (240,099)      (169,217)      (427,847)      (343,003)
   Other income                                    3,000          2,150          6,000          2,150
                                             ____________   ____________   ____________   ____________

        Net loss                             $  (627,377)   $  (562,167)   $(1,153,138)   $(1,012,515)
                                             ============   ============   ============   ============
        Basic and diluted
        net loss per common share            $     (0.01)   $     (0.01)   $     (0.02)   $     (0.02)
                                             ============   ============   ============   ============




















  The accompanying notes are an integral part of the financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
        Consolidated Statements of Stockholders' Deficit
                           (Unaudited)

                                               Redeemable Preferred Stock
                                                    (shares/amount)
                                               __________________________

Balance at December 31, 1999                       26,467     $  402,298

Cumulative undeclared dividends
  on redeemable preferred stock                       ---          8,470

Exercise of employee stock options                    ---            ---

Exercise of warrants                                  ---            ---

Net loss for the six months ended
  June 30, 2000                                       ---            ---
                                               ___________    ___________

Balance at June 30, 2000                           26,467     $  410,768
                                               ===========    ===========

Balance at December 31, 2000                       26,405     $  418,255

Cumulative undeclared dividends
  on redeemable preferred stock                       ---          8,450

Exercise of employee stock options                    ---            ---

Exercise of warrants                                  ---            ---

Net loss for the six months ended
  June 30, 2001                                       ---            ---
                                               ___________    ___________

Balance at June 30, 2001                           26,405     $  426,705
                                               ===========    ===========








  The accompanying notes are an integral part of the financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
        Consolidated Statements of Stockholders' Deficit
                     (Unaudited - Continued)


                                                                   Additional                      Total
                                              Common Stock           Paid-in                   Stockholders'
                                             (shares/amount)         Capital       Deficit        Deficit
                                          ______________________  ____________  _____________  _____________
Balance at December 31, 1999              47,598,758   $475,988   $20,238,904   $(28,002,249)  $ (7,287,357)

Cumulative undeclared dividends
  on redeemable preferred stock                  ---        ---        (8,470)           ---         (8,470)

Exercise of employee stock options         1,500,000     15,000       135,000            ---        150,000

Exercise of warrants                       3,070,123     30,701       (25,501)           ---          5,200

Issuance of common stock
  in lieu of cash in payment of
  interest on subordinated debenture          40,000        400        89,600            ---         90,000

Issuance of common stock
  pursuant to direct purchases
  by certain directors                     4,000,000     40,000       360,000            ---        400,000

Net loss for the six months ended
  June 30, 2000                                  ---        ---           ---     (1,012,515)    (1,012,515)
                                          ___________  _________  ____________  _____________  _____________

Balance at June 30, 2000                  56,208,881   $562,089 	$20,789,533   $(29,014,764)  $ (7,663,142)
                                          ===========  =========  ============  =============  =============

Balance at December 31, 2000              62,249,005   $622,490   $21,411,645   $(30,257,564)  $ (8,223,429)

Cumulative undeclared dividends
  on redeemable preferred stock                  ---        ---        (8,450)           ---	     (8,450)

Exercise of employee stock options             5,000         50           200            ---            250

Exercise of warrants                         170,910      1,709        15,382            ---         17,091

Issuance of common stock
  in lieu of cash in payment of
  interest on subordinated debenture          40,000        400        89,600            ---         90,000

Net loss for the six months ended
  June 30, 2001                                  ---        ---           ---     (1,153,138)    (1,153,138)
                                          ___________  _________  ____________  _____________  _____________

Balance at June 30, 2001                  62,464,915   $624,649   $21,508,377   $(31,410,702)  $ (9,277,676)
                                          ===========  =========  ============  =============  =============











  The accompanying notes are an integral part of the financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                       Six months ended
                                                                     June 30,       June 30,
                                                                        2001           2000
                                                                 ____________   ____________
Cash flows from operating activities:
   Net loss                                                      $(1,153,138)   $(1,012,515)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
     Depreciation                                                     11,164          9,624
     Amortization                                                     58,257         29,186
     Interest on debenture paid in shares of common stock             90,000         90,000
     Decrease (increase) in:
       Accounts receivable                                          (466,612)      (353,031)
       Inventory                                                    (249,810)        79,073
       Prepaid expenses and other current assets                     (80,531)       (52,186)
     Increase (decrease) in:
       Accounts payable and accrued expenses                         924,283        544,627
                                                                 ____________   ____________

          Net cash used in operating activities                     (866,387)      (665,222)
                                                                 ____________   ____________

Cash flows from investing activities:
   Capital expenditures                                              (52,545)          (976)
                                                                 ____________   ____________

          Net cash used in investing activities                      (52,545)          (976)
                                                                 ____________   ____________

Cash flows from financing activities:
   Proceeds from borrowing                                         1,050,000            ---
   Payment of long-term debt                                          (7,896)           ---
   Proceeds from issuance of common stock	                               ---        550,000
                                                                 ____________   ____________

          Net cash provided by financing activities                1,042,104        550,000
                                                                 ____________   ____________

          Net increase (decrease) in cash
           and cash equivalents                                      123,172       (116,198)

          Cash and cash equivalents
           at beginning of period                                    143,572        216,297
                                                                 ____________   ____________

          Cash and cash equivalents
           at end of period                                      $   266,744    $   100,099
                                                                 ============   ============

Supplementary disclosure and cash flow information:
   Cash paid for:
     Interest                                                    $       235    $       -0-
     Income taxes                                                        -0-            -0-






 The accompanying notes are an integral part of the consolidated financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
                  Notes to Financial Statements


(1)  Unaudited consolidated financial statements

     The consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operation and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. This quarterly report on Form 10-QSB should be read in conjunction with Igene's Annual Report on Form 10-KSB for the year ended December 31, 2000.

(2)  Noncash investing and financing activities

     During the six months ended June 30, 2001 and 2000, the Company recorded dividends in arrears on 8% redeemable preferred stock at $.32 per share aggregating $8,450 and $8,470, respectively, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

     During the six months ended June 30, 2001, the Company capitalized leased equipment by recording a lease obligation payable of $13,000 under a capital lease.

     During the six months ended June 30, 2001, the Company satisfied its obligations under demand notes payable of 1,000,000 and related accrued interest of $14,211 by issuing new 8% convertible debentures in the aggregate principal amount of $1,014,211.

     During the six months ended June 30, 2001 and 2000 the Company issued 40,000 shares of common stock in each period in payment of interest on the variable rate subordinated debenture. If paid in cash, the interest would have been payable at 12% in the amount of $90,000 in each period. Shares may be issued in lieu of cash under the terms of the debenture agreement at the higher of $2.25 per share or market price per share. The stock was issued and related interest was paid at $2.25 per share, or $90,000, in each period.

     During the six months ended June 30, 2000, holders of 3,994,500 warrants issued in the March 1998 Rights Offering exercised those warrants using $5,200 of 8% notes payable and utilizing 924,377 warrants in cashless exercises. 3,070,123 new shares of common stock were issued pursuant to these exercises of warrants and $5,200 of 8% notes were cancelled.

     During the six months ended June 30, 2000, Igene agreed to the re-payment of $206,780 in loans receivable and the sale of equipment having a net book value of $226,011 as part of a reduction in manufacturing fees under a new contract with the Company's contract manufacturer of AstaXin(R). The book value of the loan receivable and equipment, totaling $432,791, has been recorded as a deferred cost which is being amortized as manufacturing occurs over the six year term of this contract, which will expire May 2006.

 (3) Foreign Currency Translation and Transactions

     Since the day-to-day operations of Igene's foreign subsidiary in Chile are dependent on the economic environment of the parent's currency, the financial position and results of operations of Igene's foreign subsidiary are determined using Igene's reporting currency (US dollars) as the functional currency. All exchange gains and losses from remeasurement of monetary assets and liabilities that are not denominated in US dollars are recognized currently in income. The aggregate transaction loss included in determining net income for the six months ended June 30, 2001 is $75,338. These losses occurred primarily as a result of the effect of substantial de-valuation of the Chilean Peso during the months of April through June 2001 on Igene's accounts receivables, which are mostly denominated in Chilean Pesos as of June 30, 2001 and for the six months then ended. The effect of exchange rate changes occurring subsequent to June 30, 2001 is immaterial.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(4)  Inventories

     Inventory, stated at lower of cost, on a first-in first-out basis, or market value, represents AstaXin(R) manufactured and held for sale, as follows:

                                     June 30,       December 31,
                                        2001               2000
                                 ____________       ____________
      Raw materials              $       ---        $       ---
      Work-in-process                 33,201              4,080
      Finished goods                 979,041            758,352
                                 ____________       ____________

          Total inventory        $ 1,012,242        $   762,432
                                 ============       ============


(5)  Stockholders' Equity (Deficit)

     At  June  30,  2001  and  2000, 52,810  and  52,934  shares, respectively, of authorized but unissued common  stock  were
     reserved   for  issue  upon  conversion  of  the   Company's
     outstanding preferred stock.

     As  of  June  30,  2001 and 2000, 74,905,166 and  19,910,166
     shares of authorized but unissued common stock were reserved for exercise pursuant to the Company's Employee Stock Option
     Plans.

     As  of  June 30, 2001 and 2000, 120,000 and 200,000  shares, respectively, of authorized but unissued common stock were reserved for issuance for payment of interest on the variable rate subordinated debenture and 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the variable rate subordinated debenture.

     As   of  June  30,  2001  and  2000,  13,174,478  shares  of
     authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $1,082,500 held by directors of the Company.

     As of June 30, 2001, 20,802,650 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible debentures in the aggregate amount of $1,664,212 held by directors of the Company. The convertible debentures were issued pursuant to commitments dated March 1 and March 27, 2001 for a total of $2,514,212. The market price on those dates was $.08 per share. In return for these commitments, these directors also received, on March 1 and March 27, 2001, warrants to purchase 31,427,650 shares of common stock at $.08 per share, expiring in 10 years.

     As  of  June  30, 2001 and 2000, 168,686,995 and 131,759,345
     shares,  respectively,  of authorized  but  unissued  common
     stock   were   reserved  for  the  exercise  of  outstanding
     warrants.

     As of June 30, 2001, 20,000,000 shares of authorized but unissued common stock were reserved for issuance to the Company's contract manufacturer pursuant to the terms of the current manufacturing contract.

     As  of  June  30,  2001 and 2000, 10,625,000  and  6,000,000
     shares, respectively, of authorized but unissued common stock were reserved for issuance upon receipt of $850,000 and $600,000 in funding for operations pursuant to the commitment of March 27, 2001 of $1,500,000 and the commitment of February 8, 2000 by certain directors of the Company.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(5)  Stockholders' Equity (Deficit) - continued

     During the six months ended June 30, 2000, the Company issued to certain directors 4,000,000 new shares of common stock at $.10 per share, or $400,000. The Company did not use the services of any agent or underwriter in distributing these shares. The sale of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The Company relied on information provided by the purchasers of the shares, indicating that they were directors of the Company, in claiming exemption from the registration obligations of the Securities Act of 1933, as amended. This stock was issued pursuant to a commitment dated February 8, 2000 for a total of $1,000,000. The market price on that date was $.10 per share. In return for this commitment, these directors also received, on February 8, 2000, warrants to purchase 10,000,000 shares of common stock at $0.10 per share, expiring in 10 years.

     During the six months ended June 30, 2001 and 2000, the Company issued 5,000 and 1,500,00, respectively, of new shares of common stock at $.05 and $.10 per share, or $250 and $150,000, respectively, pursuant to the exercise of employee stock options.

(6)  Basic and diluted net loss per common share

     Basic and diluted net loss per common share for the six month periods ended June 30, 2001 and 2000 is based on 62,376,519 and 53,899,650, respectively, of weighted average common shares outstanding. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends in arrears on preferred stock. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

(7)  Contingency - Litigation

     Archer Daniels Midland, Inc. ("ADM") has sued Igene, alleging patent infringement and requesting injunctive relief as well as an unspecified amount of damages (suit filed July 21, 1997, U.S. District Court, Baltimore, MD). Igene has filed a $300,450,000 counterclaim concerning the theft of trade secrets (counter claim filed August 4, 1997). The court denied ADM's request for preliminary injunctive relief. Mediation efforts during 1999 did not resolve this dispute, which has been returned to the court for a judicial disposition. Presently, a stay on all discovery remains in effect while a court-appointed expert analyzes the yeast products of both parties. Igene believes that it is not probable that this dispute will result in an unfavorable outcome to Igene. Accordingly, no liability has been reflected in the June 30, 2001 balance sheet. Nonetheless, should ADM prevail, Igene could be liable for damages, and Igene could also lose the right to use a particular strain of yeast. However, Igene expects that this will not affect Igene's ability to make and sell its product, AstaXin(R). The Company had expenses of $-0- and $850, respectively, in the six months ended June 30, 2001 and 2000 relating to this on-going litigation.

(8)  Subsequent Events

     On July 31, 2001, the Company issued to certain directors $450,000 in aggregate principal amount of its 8% convertible debentures. These 8% convertible debentures are convertable into 5,625,000 new shares of common stock at $.08 per share. The 8% convertible debentures were issued pursuant to a commitment dated March 27, 2001 for a total of $1,500,000. The market price on that date was $.08 per share. As of July 31, 2001, an additional $400,000 remains unfunded on the March 27, 2001 $1,500,000 commitment.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

CAUTIONARY STATEMENTS FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

EXCEPT FOR HISTORICAL FACTS, ALL MATTERS DISCUSSED IN THIS REPORT, WHICH ARE FORWARD LOOKING, INVOLVE A HIGH DEGREE OF RISKS AND UNCERTAINTIES. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, COMPETITIVE PRESSURES FROM OTHER COMPANIES AND WITHIN THE BIOTECH INDUSTRY, ECONOMIC CONDITIONS IN THE COMPANY'S PRIMARY MARKETS, FLUCTUATIONS IN CURRENCY EXCHANGE RATES, AND OTHER UNCERTAINTIES DETAILED FROM TIME-TO-TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

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

Results of Operations
_____________________

Sales and other revenue
    Sales of AstaXin(R) for the quarter ended June 30, 2001 and 2000, were $1,096,525 and $180,631, respectively an increase of $915,894 or 507%. Sales for the six months ended June 30, 2001 and 2000 were $1,541,543 and $259,167, an increase of $1,282,376 or 494%. Sales for subsequent quarters are expected to continue to increase throughout the remainder of 2001, but will be limited by presently available production capacity. However, there can be no assurance that these, or any increases in sales will occur, or that they will be material. In June 2001, the Company signed an agreement with a leading feed producer for aquaculture in Chile to sell $2 million of AstaXin(R) over the next twelve months.

    To better illustrate recent trends in sales growth for AstaXin(R), the following table shows Sales for each of the past six quarters:

     Period						  Sales
     ________________________________	___________
     Quarter ended June 30, 2001           1,096,525
     Quarter ended March 31, 2001            445,018
     Quarter ended December 31, 2000         313,791
     Quarter ended September 30, 2000        129,575
     Quarter ended June 30, 2000             180,631
     Quarter ended March 31, 2000          $  78,536


Cost of sales and gross profit (loss)
     Gross Profit on sales of AstaXin(R) was $182,083 for the quarter ended June 30, 2001. This is an increase of $186,676 over the loss of $(4,593) for the same quarter in the preceding year. Gross Profit on sales of AstaXin(R) was $214,982 for the six months ended June 30, 2001, which is an increase of $228,472 over the loss of $(13,490) for the six months ended June 30, 2000. Gross profits were 16% of sales for the quarter ended June 30, 2001, and the Company expects that the level of gross profit as a percentage of sales will increase as production efficiency increases, but can provide no assurances in that regard. The Company plans to continue to increase production of AstaXin(R), as needed, to meet expected increased sales of AstaXin(R). Presently available unused production capacity at the Company's contract manufacturer is expected to be sufficient to meet projected increases in demand through December 2001, but there can be no assurances that production capacity will be sufficient. Demand is increasing both due to seasonal increases in customer usage and increases in our market share. Beyond December 2001, if demand for AstaXin(R) continues to increase, as the Company expects that it will, sales and gross profits may be limited by the quantities of AstaXin(R) the Company is able to produce with its presently available capacity with its contract manufacturer. To avoid this limitation, the Company is presently investigating other additional

                              -14-
            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Cost of sales and gross profit (loss) - continued
sources of available production capacity. However, there can be no assurance that the Company will be able to find and subsequently be able to utilize other additional sources of production capacity as quickly as they are needed, and sales and gross profit growth may be limited beyond 2001, unless augmented by increases in production efficiency resulting from process research and development. Presently available capacity with the Company's current contract manufacturer is expected to allow for an approximate increase of 125% over capacity being used as of June 30, 2001.

    The preceding resulted in cost of sales for the quarter ended June 30, 2001 and 2000 of $914,442 and $185,224, respectively, an increase of $729,218 or 393%. Cost of sales for the six months ended June 30, 2001 and 2000 was $1,326,561 and $272,657, respectively, an increase of $1,053,904 or 386%.

Marketing and selling expenses
     Marketing expenses for AstaXin(R) are expected to continue to increase, since to achieve continuing and increasing sales, and to enter other markets for AstaXin(R), the Company will need to make additional marketing efforts both on its own behalf and with the help of its worldwide marketing agent, ProBio Nutraceuticals. These additional expenses are expected to be funded by gross profits from product sales, however, there can be no assurance that these sales will occur, that they will be material or that gross profits will result. Marketing and selling expenses for the quarter ended June 30, 2001 were $320,905, an increase of $141,448, or 78% over the marketing and selling expenses of $179,457 for the quarter ended June 30, 2000. Marketing and selling expenses for the six months ended June 30, 2001 were $465,084, an increase of $206,486, or 79% over the marketing and selling expenses of $258,598 for the six months ended June 30, 2000.

Research, development and pilot plant expenses
     Research, development and pilot plant expenses are expected to continue at approximately $40,000 per month in the near term in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, development of higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology. For the quarters ended June 30, 2001 and 2000, these expenses were $118,277 and $84,967, respectively, an increase of $33,310 or 39%. For the six months ended June 30, 2001 and 2000, these expenses were $225,612 and $177,576, respectively, an increase of $48,036 or 27%. These expenses are expected to be funded through additional funding from stockholders, and by profitable operations, if profitable operations occur.

General and administrative expenses
    General and administrative expenses for the quarters ended June 30, 2001 and 2000 were $133,179 and $125,233, respectively, an increase of $7,946 or 6%. General and administrative expenses for the six months ended June 30, 2001 and 2000 were $255,577 and $210,102, respectively, an increase of $45,475 or 21%. This increase resulted from increases in cost of insurance coverage, increased legal fees and administrative travel due to the expansion of the Company. General and administrative expenses are expected to continue in the near future at approximately $40,000 per month. These expenses are expected to be funded by additional funding from stockholders, and by profitable operations, if profitable operations occur.

Litigation expenses
    Management expects to ultimately recover, through damage awards, some portion of litigation expenses previously incurred, in connection with the suit filed against the Company by ADM and the Company's counterclaim, and expects to preserve its commercial product rights associated with AstaXin(R). However, there can be no assurance that the Company will receive damage awards or that its rights will be preserved. There have been no litigation expenses during the six months ended June 30, 2001.
Litigation expenses for the quarter ended June 30 of 2000 and the six months ended June 30, 2000 were $850 and $11,896, respectively. Expenses associated with this on-going litigation decreased, as compared to the prior year, since a stay on all discovery has remained in effect while a court appointed expert analyzes the yeast product of both parties to the suit. Costs of litigation may be


                              -15-
            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Litigation expenses - continued
incurred in the future at levels based on management's continuing assessments of the potential costs and benefits of various litigation strategies and alternatives. These expenses are expected to be funded by additional funding from stockholders. A range of reasonably possible losses from the litigation cannot be estimated at this time, and accordingly, no liability has been reflected in the June 30, 2001 financial statements.

Interest expense (net of interest income)
    Interest expense (net of interest income) for the quarter ended June 30, 2001 and 2000 was $240,099 and $169,217, respectively, an increase of $70,882 or 42%. Interest expense (net of interest income) for the six months ended June 30, 2001 and 2000 was $427,847 and $343,003, respectively, an increase of $84,844 or 25%. This interest expense (net of interest income) was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated and convertible debentures and has increased due to increased financing from directors.

Net loss and basic and diluted net loss per common share
    As a result of the foregoing, the Company reported net losses of $627,377 and $562,167, respectively, for the quarters ended June 30, 2001 and 2000, an increased loss of $65,210 or
12%. The Company reported net losses of $1,153,138 and $1,012,515, respectively, for the six months ended June 30, 2001 and 2000, an increased loss of $140,623, or 14%. This represents a loss of $.01 per basic and diluted common share in each of the quarters ended June 30, 2001 and 2000, and $.02 per basic and diluted common share in each of the six months ended June 30, 2001 and 2000. The weighted average number of shares of common stock outstanding of 62,464,475 and 53,899,650, respectively, for the quarters ended June 30, 2001 and 2000 have increased by 8,564,825 shares. This resulted from the issuance of 80,000 shares in lieu of interest payment on a subordinated debenture, the conversion of 62 shares of preferred stock into 124 shares of common stock, the issue of 6,000,000 shares of stock to directors and other investors in direct purchases, the issuance of 5,000 shares of common stock pursuant to the exercise of employee stock options, and the issuance of 170,910 shares of common stock pursuant to the exercise of warrants.

Financial Position
__________________

During the six months ended June 30, 2001 and 2000, the following
actions   also   materially  affected  the  Company's   financial
position:

o During the six months ended June 30, 2001 and 2000 accounts receivable increased by approximately $466,000 due to increased sales of AstaXin(R).

o During   the   six   months  ended  June   30,  2001  inventory
  increased by approximately $250,000 due to expected continued increases in sales of AstaXin(R).

     In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of June 30, 2001, total dividends in arrears on the Company's preferred stock total $215,465 ($8.16 per share) and are included in the carrying value of the redeemable preferred stock.








                              -16-
            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Liquidity and Capital Resources
_______________________________

    Historically, the Company has been funded primarily by equity contributions and loans from stockholders. As of June 30, 2001 the Company had working capital of approximately $1,467,468 and cash and cash equivalents of $266,744.

    Cash used by operating activities during the six months ended June 30, 2001 and 2000 amounted to $866,387 and $665,222, respectively, an increase of $201,165.

    Cash  used by investing activities increased by $51,569, from
$976  for the six months ended June 30, 2000 to $52,545 for   the
six month ended June 30, 2001. This was as a result of increased capital expenditures.

    Cash provided by financing activities increased by $492,104 from $550,000 for the six months ended June 30, 2000 to $1,042,104 for the six months ended June 30, 2001. Financing activities consisted principally of $1,050,000 in proceeds from the issuance of 8% convertible debentures to certain directors during the six months ended June 30, 2001.

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

    The Company does not believe that inflation has had a significant impact on its operations during the six months ended
June 30, 2001 and 2000.

    The Company has significant sales operations in Chile. During the six months ended June 30, 2001, the Company has losses due to change in currency exchange rates on its Chilean operations of approximately $75,000. These losses may continue to occur and will fluctuate depending on the economic conditions in Chile and worldwide.























                              -17-
                    IGENE Biotechnology, Inc.
                             PART II
                        OTHER INFORMATION

Item 1.  Legal Proceedings

     Archer Daniels Midland, Inc. ("ADM") has sued Igene, alleging patent infringement and requesting injunctive relief as well as an unspecified amount of damages (suit filed July 21, 1997, U.S. District Court, Baltimore, MD). Igene has filed a $300,450,000 counterclaim concerning the theft of trade secrets (counter claim filed August 4, 1997). The court denied ADM's request for preliminary injunctive relief. Mediation efforts during 1999 did not resolve this dispute, which has been returned to the court for a judicial disposition. Presently, a stay on all discovery remains in effect while a court-appointed expert analyzes the yeast products of both parties. Igene believes that it is not probable that this dispute will result in an unfavorable outcome to Igene. Accordingly, no liability has been reflected in the June 30, 2001 balance sheet. Nonetheless, should ADM prevail, Igene could be liable for damages, and Igene could also lose the right to use a particular strain of yeast. However, Igene expects that this will not affect Igene's ability to make and sell its product, AstaXin(R). The Company had expenses of $0 and $850, respectively, in the three months ended June 30, 2001 and 2000 and $0 and $11,896, respectively for the six months ended June 30, 2001 and 2000 relating to this on-going litigation.

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

     Sales of Unregistered Securities
     ________________________________

          Igene sold $1,014,211 of its 8% convertible debenture to certain directors of Igene in exchange for the cancellation of $1,014,211 of demand notes payable (including accrued interest of $14,211) pursuant to written subscription agreements dated March 1, 2001. These 8% debentures are convertible into shares of Igene's common stock at $.08 per share. The subscription agreements also required Igene to issue warrants to purchase up to an aggregate of 12,677,650 shares of common stock exercisable at $.08 per share in exchange for their commitment to purchase the convertible debentures. On March 1, 2001 Igene issued these 12,677,650 warrants. These debentures, if not earlier converted, become due on February 28, 2011.

          On March 27, 2001, Igene issued and sold $400,000 in aggregate principal amount of its 8% convertible debentures to certain directors of Igene, and also agreed to sell to these directors an additional $1,100,000 in aggregate principal amount of its 8% convertible debentures on or prior to December 31, 2001 pursuant to written subscription agreements dated March 27, 2001. Of the additional $1,100,000 in 8%
          convertible debentures committed to be purchased on March 27, 2001, Igene issued $250,000 of these convertible debentures on June 6, 2001 and $450,000 on July 31, 2001. These 8% convertible debentures are convertible into shares of Igene's common stock at $.08 per share. In consideration of the commitment to purchase the 8% convertible debentures, these directors also received an aggregate of 18,750,000 warrants to purchase common stock on March 27, 2001 at $.08 per share. These debentures, if not earlier converted, become due on March 26, 2011.

          The above sales of securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The Company relied on information provided by the purchasers of the securities, who are directors of the Company, in claiming exemption from the registration obligation of the Securities Act of 1933, as amended.


                              -18-

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     At the annual meeting of stockholders held on June 12, 2001, the following matters were submitted to stockholders' vote and were approved by the requisite number of votes: (1) the election of all seven directors of the Company: Joseph C.
     Abeles, John A. Cenerazzo, Stephen F. Hiu, Thomas L. Kempner, Michael G. Kimelman, Sidney R. Knafel, and Patrick
     F. Monahan; (2) the authorization and approval of an amendment to the Articles of Incorporation of the Company increasing the number of authorized shares of common stock from 250,000,000 to 750,000,000 shares; (3) the authorization and approval of the Company's 2001 Stock Incentive Plan; and (4) ratification of the appointment of Stegman & Company as the Company's independent auditors for the fiscal year ending December 31, 2001.

     Results of the voting were as follows:


                                                             Votes                      Broker
                                               Votes         Against or    Votes        Non-
                                               For           Withheld      Abstained    Votes
                                               __________    __________    _________    __________
     (1)  Election of Directors
            Joseph C. Abeles                   55,417,268    219,650       ---          ---
            John A. Cenerazzo                  55,417,268    219,650       ---          ---
            Stephen F. Hiu                     55,417,268    219,650       ---          ---
            Thomas L. Kempner                  55,417,268    219,650       ---          ---
            Michael G. Kimelman                55,417,268    219,650       ---          ---
            Sidney R. Knafel                   55,417,268    219,650       ---          ---
            Patrick F. Monahan                 55,417,268    219,650       ---          ---

     (2)  Increase in authorized shares        55,116,194    498,024        22,700      ---
     (3)  Authorize 2001 Stock Incentive Plan  42,531,023	 283,874	   163,909	    12,658,612
     (4)  Ratification of Auditors             55,394,368    171,200        71,350      ---



Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          Two Form 8-K's were filed during the second quarter. On May 4th, 2001 the Company filed an 8-K disclosing a change in the registrant's certifying accountant pursuant to Item 4 of Form 8-K. On June 12, 2001 the Company filed another 8-K disclosing the signing of a $2 million dollar sales agreement with Ewos Chile S.A. pursuant to Item 5 of Form 8-K. No financial statements or proforma financials were filed.
                              -19-
                           SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                IGENE Biotechnology, Inc.
                                __________________________________
                                (Registrant)




     Date  August 13, 2001    By /s/Stephen F. Hiu
                                 _________________________________
                                 Stephen F. Hiu
                                 President and Treasurer
                                 (On  behalf of the Registrant
                                 and as Principal
                                 Financial Officer)