Form 10QSB
period 2001-09-30
IGENE BIOTECHNOLOGY INC
filed 2001-11-13
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 10549
                           FORM 10-QSB



(Mark One)

[ x ]     Quarterly report under Section 13 or 15(D) of the
Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2001

[   ]     Transition report under Section 13 or 15(D) of the
Exchange Act

           For the transition period from ____ to ____


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

Yes     x                No
      _____                   _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
62,805,580 shares as of November 1, 2001.

Transitional Small Business Disclosure Format (check one):

Yes                      No     x
      _____                   _____

                           FORM 10-QSB
                    IGENE Biotechnology, Inc.


                              INDEX



PART I    -    FINANCIAL INFORMATION

                                                            Page

     Consolidated Balance Sheets .........................  5-6

     Consolidated Statements of Operations ...............  7

     Consolidated Statements of Stockholders' Deficit.....  8-9

     Consolidated Statements of Cash Flows ...............  10

     Notes to Consolidated Financial Statements...........  11-14

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations  ................  15-19

PART II  -    OTHER INFORMATION ..........................  20-21

SIGNATURES ...............................................  22

                    IGENE BIOTECHNOLOGY, INC.

           QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

             OF THE SECURITIES EXCHANGE ACT OF 1934

                             PART I

                      FINANCIAL INFORMATION

                    IGENE Biotechnology, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                              September 30,    December 31,
                                                      2001            2000
                                              _____________   _____________
                                               (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $    185,549    $    143,572
  Accounts receivable, net                       1,411,728         316,663
  Inventory                                        603,108         762,432
  Prepaid expenses and other current assets        268,676         186,002
  Deferred costs, current portion                   74,160          74,160
                                              _____________   _____________

                                                 2,543,221       1,482,829

OTHER ASSETS
  Property and equipment, net                      165,808         104,150
  Deferred costs, net of current portion           333,396         420,781
  Other assets                                       6,015           5,861
                                              _____________   _____________

     TOTAL ASSETS                             $  3,048,440    $  2,013,621
                                              =============   =============

    The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc. and Subsidiary
                           Consolidated Balance Sheets
                                   (continued)

                                              September 30,    December 31,
                                                      2001            2000
                                              _____________   _____________
                                                (Unaudited)
LIABILITIES, REDEEMABLE PREFERED STOCK
  AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses       $  1,242,299    $    304,432
  Notes payable                                        ---         600,000
                                              _____________   _____________

     TOTAL CURRENT LIABILITIES                   1,242,299         904,432
                                              _____________   _____________

LONG-TERM DEBT
  Notes payable                                  6,057,959       6,077,300
  Convertible debentures                         2,114,212             ---
  Variable rate subordinated debenture           1,500,000       1,500,000
  Lease payable                                      3,435             ---
  Accrued interest                               1,768,644       1,337,063
                                              _____________   _____________

     TOTAL LIABILITIES                          12,686,549       9,818,795
                                              _____________   _____________

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred
     stock, 8% cumulative, convertible,
     voting, series A, $.01 par value per
     share. Redemption value $16.32
     and $15.84, respectively.  Authorized
     1,312,500 shares, issued 26,405 shares        430,930         418,255
                                              _____________   _____________

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value per share.
     Authorized, 750,000,000 and
     250,000,000 shares, respectively;
     issued and outstanding 62,765,581
     and 62,249,005 shares, respectively.          627,656         622,490
  Additional paid-in capital                    21,516,179      21,411,645
  Deficit                                      (32,212,874)    (30,257,564)
                                              _____________   _____________

     TOTAL STOCKHOLDERS' DEFICIT               (10,069,039)     (8,223,429)
                                              _____________   _____________

     TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                  $  3,048,440    $  2,013,621
                                              =============   =============

    The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three months ended                Nine months ended
                                               September 30,   September 30,     September 30,   September 30,
                                                       2001            2000              2001            2000
                                               _____________   _____________     _____________   _____________
Sales                                          $  1,473,068    $    129,575      $  3,014,611    $    388,742
Cost of sales                                     1,332,906         198,702         2,659,467         471,359
                                               _____________   _____________     _____________   _____________

  Gross profit (loss)                               140,162         (69,127)          355,144         (82,617)
                                               _____________   _____________     _____________   _____________

Selling, general & administrative expenses:
  Marketing and selling                             435,031         197,586           900,115         456,184
  Research, development and pilot plant             164,265          89,629           389,877         267,205
  General and administrative                        169,856         127,194           425,433         337,296
  Litigation expenses                                   ---           1,352               ---          13,248
                                               _____________   _____________     _____________   _____________

     Total operating expenses                       769,152         415,761         1,715,425       1,073,933
                                               _____________   _____________     _____________   _____________

     Operating loss                                (628,990)       (484,888)       (1,360,281)     (1,156,550)
                                               _____________   _____________     _____________   _____________

Other income (expense)
  Interest expense, net of
     interest income of $1,700, $91,
     $8,408 and $3,737, respectively               (173,182)       (169,298)         (601,029)       (512,301)
  Other income                                          ---           2,000             6,000           4,150
                                               _____________   _____________     _____________   _____________

     Net loss                                  $   (802,172)   $   (652,186)     $ (1,955,310)   $ (1,664,701)
                                               =============   =============     =============   =============
     Basic and diluted
     net loss per common share                 $      (0.01)   $      (0.01)     $      (0.03)   $      (0.03)
                                               =============   =============     =============   =============

    The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc. and Subsidiary
                Consolidated Statements of Stockholders' Deficit
                                   (Unaudited)


                                               Redeemable Preferred Stock
                                                   (shares/amount)
                                             ______________________________
Balance at December 31, 1999                     26,467         $  402,298

Cumulative undeclared dividends
  on redeemable preferred stock                     ---             12,705

Exercise of employee stock options                  ---                ---

Exercise of warrants                                ---                ---

Net loss for the nine months ended
  September 30, 2000                                ---                ---
                                             ___________        ___________

Balance at September 30, 2000                    26,467         $  415,003
                                             ===========        ===========

Balance at December 31, 2000                     26,405         $  418,255

Cumulative undeclared dividends
  on redeemable preferred stock                     ---             12,675

Exercise of employee stock options                  ---                ---

Exercise of warrants                                ---                ---

Net loss for the nine months ended
  September 30, 2001                                ---                ---
                                             ___________        ___________

Balance at September 30, 2001                    26,405         $  430,930
                                             ===========        ===========

    The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc. and Subsidiary
                Consolidated Statements of Stockholders' Deficit
                             (Unaudited - Continued)
                                                                    Additional                      Total
                                                Common Stock          Paid-in                    Stockholders'
                                               (shares/amount)        Capital        Deficit       Deficit
                                             ____________________  _____________  _____________  _____________
Balance at December 31, 1999                 47,598,758  $475,988  $ 20,238,904   $(28,002,249)  $ (7,287,357)

Cumulative undeclared dividends
  on redeemable preferred stock                     ---       ---       (12,705)           ---        (12,705)

Exercise of employee stock options            1,500,000    15,000       135,000            ---        150,000

Exercise of warrants                          3,070,123    30,701       (25,501)           ---          5,200

Issuance of common stock
  in lieu of cash in payment of
  interest on subordinated debenture             40,000       400        89,600            ---         90,000

Issuance of common stock
  pursuant to direct purchases
  by certain directors                       10,000,000   100,000       900,000            ---      1,000,000

Net loss for the nine months ended
  September 30, 2000                                ---       ---           ---     (1,664,701)    (1,664,701)
                                             __________  ________  _____________  _____________  _____________

Balance at September 30, 2000                62,208,881  $622,089  $ 21,325,298   $(29,666,950)  $ (7,719,563)
                                             ==========  ========  =============  =============  =============

Balance at December 31, 2000                 62,249,005  $622,490  $ 21,411,645   $(30,257,564)  $ (8,223,429)

Cumulative undeclared dividends
  on redeemable preferred stock                     ---       ---       (12,675)           ---        (12,675)

Exercise of employee stock options              305,666     3,057        12,227            ---         15,284

Exercise of warrants                            170,910     1,709        15,382            ---         17,091

Issuance of common stock
  in lieu of cash in payment of
  interest on subordinated debenture             40,000       400        89,600            ---         90,000

Net loss for the nine months ended
  September 30, 2001                                ---       ---           ---     (1,955,310)    (1,955,310)
                                             __________  ________  _____________  _____________  _____________

Balance at September 30, 2001                62,765,581  $627,656  $ 21,516,179   $(32,212,874)  $(10,069,039)
                                             ==========  ========  =============  =============  =============

    The accompanying notes are an integral part of the financial statements.

                    IGENE Biotechnology, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       Nine months ended
                                                  September 30,   September 30,
                                                          2001            2000
                                                  _____________   _____________
Cash flows from operating activities:
   Net loss                                       $ (1,955,310)   $ (1,664,701)
   Adjustments to reconcile net loss
   to net cash used by operating activities:
     Depreciation                                       17,715          14,436
     Amortization                                       87,385          60,357
     Interest on debenture paid in
     shares of common stock                             90,000          90,000
     Decrease (increase) in:
       Accounts receivable                          (1,095,065)       (113,801)
       Inventory                                       159,324        (107,582)
       Prepaid expenses and other current assets       (82,858)        (58,989)
     Increase in:
       Accounts payable and accrued interest         1,369,448         724,870
                                                  _____________   _____________

       Net cash used in operating activities        (1,409,361)     (1,055,410)
                                                  _____________   _____________

Cash flows from investing activities:
   Capital expenditures                                (58,872)         (5,358)
                                                  _____________   _____________

       Net cash used in investing activities           (58,872)         (5,358)
                                                  _____________   _____________

Cash flows from financing activities:
   Proceeds from borrowing                           1,500,000             ---
   Repayment of long-term debt                          (2,290)            ---
   Proceeds from exercise of
     employee stock options                             12,500             ---
   Proceeds from issuance of common stock                  ---       1,150,000
                                                  _____________   _____________

       Net cash provided by financing activities     1,510,210       1,150,000
                                                  _____________   _____________

       Net increase (decrease) in cash
         and cash equivalents                           41,977          89,232

       Cash and cash equivalents
         at beginning of period                        143,572         216,297
                                                  _____________   _____________
       Cash and cash equivalents
          at end of period                        $    185,549    $    305,529
                                                  =============   =============

Supplementary disclosure and cash flow information:
   Cash paid for:
     Interest                                     $        440    $        -0-
     Income taxes                                           -0-            -0-


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

(2)  Noncash investing and financing activities

     During the nine months ended September 30, 2001 and 2000, the Company recorded dividends in arrears on 8% redeemable preferred stock at $.48 per share aggregating $12,675 and $12,705, respectively, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

     During the nine months ended September 30, 2001, the Company capitalized leased equipment by recording a lease obligation payable of $20,500 under a capital lease.

     During the nine months ended September 30, 2001, the Company satisfied its obligations under demand notes payable of 1,000,000 and related accrued interest of $14,211 by issuing new 8% convertible debentures in the aggregate principal amount of $1,014,211.

     During the nine months ended September 30, 2001 and 2000 the Company issued 40,000 shares of common stock in each period in payment of interest on the variable rate subordinated debenture. If paid in cash, the interest would have been payable at 12% in the amount of $90,000 in each period. Shares may be issued in lieu of cash under the terms of the debenture agreement at the higher of $2.25 per share or market price per share. The stock was issued and related interest was paid at $2.25 per share, or $90,000, in each period.

     During the nine months ended September 30, 2001 employees exercised 55,666 stock options using $2,250 of 8% notes payable plus accrued interest of $533.30 in a cashless exercise. 55,666 new shares of common stock were issued pursuant to these exercises of options and $2,250 of 8% notes were cancelled.

     During the nine months ended September 30, 2001 170,910 warrants were exercised using $17,091 of 8% notes payable in a cashless exercise. 170,910 new shares of common stock were issued pursuant to these exercises of options and $17,091 of 8% notes were cancelled.

     During the nine months ended September 30, 2000, holders of 3,994,500 warrants issued in the March 1998 Rights Offering exercised those warrants using $5,200 of 8% notes payable and utilizing 924,377 warrants in cashless exercises. 3,070,123 new shares of common stock were issued pursuant to these exercises of warrants and $5,200 of 8% notes were cancelled.

     During the nine months ended September 30, 2000, Igene agreed to forgive $206,780 in loans receivable and assign equipment to our contract manufacturer having a net book value of $226,011 as part of a reduction in manufacturing fees under a new contract with the Company's contract manufacturer of AstaXin(R) provided the contract term is completed. The book value of the loan receivable and equipment, totaling $432,791, has been recorded as a deferred cost, which is being amortized as manufacturing occurs over the six-year term of this contract, which will expire May 2006.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                               (continued)


 (3) Foreign Currency Translation and Transactions

     Since the day-to-day operations of Igene's foreign subsidiary in Chile are dependent on the economic environment of the parent's currency, the financial position and results of operations of Igene's foreign subsidiary are determined using Igene's reporting currency (US dollars) as the functional currency. All exchange gains and losses from remeasurement of monetary assets and liabilities that are not denominated in US dollars are recognized currently in income. The aggregate transaction loss included in determining net income for the nine months ended September 30, 2001 is $180,379 and is included in the Marketing and selling expenses in the Consolidated Statement of Operations. These losses occurred primarily as a result of the effect of substantial de-valuation of the Chilean Peso during the months of April through September 2001 on Igene's accounts receivables, which are mostly denominated in Chilean Pesos as of September 30, 2001 and for the nine months then ended. The effect of exchange rate changes occurring subsequent to September 30, 2001 is immaterial.

(4)  Inventories

     Inventory, stated at lower of cost, on a first-in first-out basis, or market value, represents AstaXin(R) manufactured and held for sale, as follows:

                           September 30,           December 31,
                                   2001                   2000
                           _____________           ____________
     Raw materials         $        ---            $       ---
     Work-in-process             26,520                  4,080
     Finished goods             576,588                758,352
                           _____________           ____________

          Total inventory  $    603,108            $   762,432
                           =============           ============

(5)  Stockholders' Equity (Deficit)

     At September 30, 2001 and 2000, 52,810 shares of authorized but unissued common stock were reserved for issue upon conversion of the Company's outstanding preferred stock.

     As of September 30, 2001 and 2000, 74,604,500 and 19,910,166
     shares of authorized but unissued common stock were reserved for exercise pursuant to the Company's Employee Stock Option
     Plans.

     As  of  September  30,  2001 and 2000, 120,000  and  200,000
     shares, respectively, of authorized but unissued common stock were reserved for issuance for payment of interest on the variable rate subordinated debenture and 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the variable rate subordinated debenture.

     As of September 30, 2001 and 2000, 13,174,478 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $1,082,500 held by directors of the Company.

     As of September 30, 2001, 26,427,650 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible debentures in the aggregate amount of $2,114,212 held by directors of the Company. The convertible debentures were issued pursuant to commitments dated March 1 and March 27, 2001 for a total of $2,514,212. The market price on those dates was $.08 per share. In return for these commitments, these directors also received, on March 1 and March 27, 2001, warrants to purchase 31,427,650 shares of common stock at $.08 per share, expiring in 10 years.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                              (continued)


(5)  Stockholders' Equity (Deficit) - continued

     As   of  September  30,  2001  and  2000,  168,516,085   and
     131,759,345 shares, respectively, of authorized but unissued common stock were reserved for the exercise of outstanding warrants, inclusive of the 31,427,650 mentioned above for the September 30, 2001 time period.

     As of September 30, 2001, 20,000,000 shares of authorized but unissued common stock were reserved for issuance to the Company's contract manufacturer pursuant to the terms of the current manufacturing contract.

     As of September 30, 2001 5,000,000 shares of authorized but unissued common stock were reserved for issuance upon receipt of $400,000 in funding for operations pursuant to the commitment of March 27, 2001 of $1,500,000 by certain directors of the Company.

     During the nine months ended September 30, 2000, the Company issued to certain directors 10,000,000 new shares of common stock at $.10 per share, or $1,000,000. The Company did not use the services of any agent or underwriter in distributing these shares. The sale of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The Company relied on information provided by the purchasers of the shares, indicating that they were directors of the Company, in claiming exemption from the registration obligations of the Securities Act of 1933, as amended. This stock was issued pursuant to a commitment dated February 8, 2000 for a total of $1,000,000. The market price on that date was $.10 per share. In return for this commitment, these directors also received, on February 8, 2000, warrants to purchase 10,000,000 shares of common stock at $0.10 per share, expiring in 10 years.

     During the nine months ended September 30, 2001 and 2000, the Company issued 305,666 and 1,500,00, respectively, of new shares of common stock at $.05 and $.10 per share, or $15,283 and $150,000, respectively, pursuant to the exercise of employee stock options.

     During the nine months ended September 30, 2001 170,910 warrants were exercised using $17,091 of 8% notes payable in a cashless exercise. 170,910 new shares of common stock were issued pursuant to these exercises of options and $17,091 of 8% notes were cancelled.

(6)  Basic and diluted net loss per common share

     Basic and diluted net loss per common share for the nine months ended September 30, 2001 and 2000 is based on 62,461,597 and 59,170,838, respectively, of weighted average common shares outstanding. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends in arrears on preferred stock. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                              (continued)

(7)  Contingency - Litigation

     Archer Daniels Midland, Inc. ("ADM") has sued Igene, alleging patent infringement and requesting injunctive relief as well as an unspecified amount of damages (suit filed July 21, 1997, U.S. District Court, Baltimore, MD). Igene has filed a $300,450,000 counterclaim concerning the theft of trade secrets (counter claim filed August 4, 1997). The court denied ADM's request for preliminary injunctive relief. Mediation efforts during 1999 did not resolve this dispute, which has been returned to the court for a judicial disposition. Presently, a stay on all discovery remains in effect while a court-appointed expert analyzes the yeast products of both parties. Igene believes that it is not probable that this dispute will result in an unfavorable outcome to Igene. Accordingly, no liability has been reflected in the September 30, 2001 balance sheet. Nonetheless, should ADM prevail, Igene could be liable for damages, and Igene could also lose the right to use a particular strain of yeast. However, Igene expects that this will not affect Igene's ability to make and sell its product, AstaXin(R). The Company had expenses of $-0- and $13,248, respectively, in the nine months ended September 30, 2001 and 2000 relating to this on-going litigation.

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

CERTAIN STATEMENTS IN THIS REPORT SET FORTH MANAGEMENT'S INTENTIONS, PLANS, BELIEFS, EXPECTATIONS OR PREDICTIONS OF THE FUTURE BASED ON CURRENT FACTS AND ANALYSES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENTS, DUE TO A VARIETY OF FACTORS INCLUDING REDUCED PRODUCT DEMAND, INCREASED COMPETITION, AVAILABILITY OF PRODUCT CAPACITY, GOVERNMENT ACTION, WEATHER CONDITIONS, AND OTHER FACTORS.

Results of Operations
_____________________

Sales and other revenue
    Sales of AstaXin(R) for the quarter ended September 30, 2001 and 2000, were $1,473,068 and $129,575, respectively an increase of $1,343,493 or 1036%. Sales for the nine months ended
September  30,  2001 and 2000 were $3,014,611  and  $388,742,  an increase of $2,625,869 or 675%. Sales for subsequent quarters are expected to continue to increase throughout the remainder of 2001 and into 2002, but will be limited by presently available production capacity. However, there can be no assurance that these, or any increases in sales will occur, or that they will be material. In June 2001, the Company signed an agreement with a leading feed producer of aquaculture in Chile to sell $2 million of AstaXin(R) over the next twelve months.

    To better illustrate recent trends in sales growth for AstaXin(R), the following table shows Sales for each of the past six quarters:

    Period                               Sales
    __________________________________   _________________

    Quarter ended September 30, 2001       1,473,068
    Quarter ended June 30, 2001            1,096,525
    Quarter ended March 31, 2001             445,018
    Quarter ended December 31, 2000          313,791
    Quarter ended September 30, 2000         129,575
    Quarter ended June 30, 2000              180,631

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Cost of sales and gross profit (loss)
     Gross Profit on sales of AstaXin(R) was $140,162 for the quarter ended September 30, 2001. This is an increase of $209,289 over the loss of $(69,127) for the same quarter in the preceding year. Gross Profit on sales of AstaXin(R) was $355,144 for the nine months ended September 30, 2001, which is an increase of $437,761 over the loss of $(82,617) for the nine months ended September 30, 2000. Gross profits were 10% and 12% of sales for the quarter and nine months ended September 30, 2001, respectively. The Company expects that the level of gross profit as a percentage of sales will increase as production efficiency increases, but can provide no assurances in that regard. The Company plans to continue to increase production of AstaXin(R), as needed, to meet expected increased sales of AstaXin(R). Demand is increasing both due to seasonal increases in customer usage and increases in our market share. If demand for AstaXin(R) continues to increase, as the Company expects that it will, sales and gross profits may be limited by the quantities of AstaXin(R) the Company is able to produce with its presently available capacity with its contract manufacturer. To avoid this limitation, the Company is presently investigating other additional sources of available production capacity. However, there can be no assurance that the Company will be able to find and subsequently be able to utilize other additional sources of production capacity as quickly as they are needed, and sales and gross profit growth may be limited unless augmented by increases in production efficiency resulting from process research and development. Presently available capacity with the Company's current contract manufacturer is expected to allow for an approximate increase of 115% over capacity being used as of September 30, 2001.

    The preceding resulted in cost of sales for the quarter ended September 30, 2001 and 2000 of $1,332,906 and $198,702,
respectively, an increase of $1,134,204 or 571%. Cost of sales for the nine months ended September 30, 2001 and 2000 was $2,659,467 and $471,359, respectively, an increase of $2,188,108 or 464%.

Marketing and selling expenses
    Marketing expenses for AstaXin(R) are expected to continue to increase, since to achieve continuing and increasing sales, and to enter other markets for AstaXin(R), the Company will need to make additional marketing efforts both on its own behalf and with the help of its worldwide marketing agent, ProBio Nutraceuticals. In addition, the Marketing and selling expense for the nine months ended September 30, 2001 includes $180,379 of currency exchange loss in doing business in Chile. These additional expenses are expected to be funded by gross profits from product sales, however, there can be no assurance that these sales will occur, that they will be material or that gross profits will result. Marketing and selling expenses for the quarter ended September 30, 2001 were $435,031, an increase of $237,445, or 120% over the marketing and selling expenses of $197,586 for the quarter ended September 30, 2000. Marketing and selling expenses for the nine months ended September 30, 2001 were $900,115, an increase of $443,931, or 97% over the marketing and selling expenses of $456,184 for the nine months ended September 30, 2000.

Research, development and pilot plant expenses
     Research, development and pilot plant expenses are expected to continue to increase at a moderate rate in the near term in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, developing higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology. For the quarters ended September 30, 2001 and 2000, these expenses were $164,265 and $89,629, respectively, an increase of $74,636 or 83%. For the nine months ended September 30, 2001 and 2000, these expenses were $389,877 and $267,205, respectively, an increase of $122,672 or 46%. These expenses are expected to be funded through additional funding from stockholders, and by profitable operations, if profitable operations occur.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


General and administrative expenses
    General and administrative expenses for the quarters ended September 30, 2001 and 2000 were $169,856 and $127,194, respectively, an increase of $42,662 or 34%. General and administrative expenses for the nine months ended September 30, 2001 and 2000 were $425,433 and $337,296, respectively, an increase of $88,137 or 26%. This increase, and expectation of moderate future increases in the near term, resulted from increases in cost of insurance coverage, increased legal fees and administrative expenses due to the expansion of the Company. These expenses are expected to be funded by additional funding from stockholders, and by profitable operations, if profitable operations occur.

Litigation expenses
    Management expects to ultimately recover, through damage awards, some portion of litigation expenses previously incurred, in connection with the suit filed against the Company by ADM and the Company's counterclaim, and expects to preserve its commercial product rights associated with AstaXin(R). However, there can be no assurance that the Company will receive damage awards or that its rights will be preserved. There have been no litigation expenses during the nine months ended September 30, 2001. Litigation expenses for the quarter ended September 30 of 2000 and the nine months ended September 30, 2000 were $1,352 and $13,248, respectively. Expenses associated with this on-going litigation decreased, as compared to the prior year, since a stay on all discovery has remained in effect while a court appointed expert analyzes the yeast product of both parties to the suit. Costs of litigation may be incurred in the future at levels based on management's continuing assessments of the potential costs and benefits of various litigation strategies and alternatives. These expenses are expected to be funded by additional funding from stockholders. A range of reasonably possible losses from the litigation cannot be estimated at this time, and accordingly, no liability has been reflected in the September 30, 2001 financial statements.

Interest expense (net of interest income)
    Interest expense (net of interest income) for the quarter ended September 30, 2001 and 2000 was $173,182 and $169,298, respectively, an increase of $3,884 or 2%. Interest expense (net of interest income) for the nine months ended September 30, 2001 and 2000 was $601,029 and $512,031, respectively, an increase of $88,728 or 17%. This interest expense (net of interest income) was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated and convertible debentures and has increased due to increased financing from directors.

Net loss and basic and diluted net loss per common share
    As a result of the foregoing, the Company reported net losses of $802,172 and $652,186, respectively, for the quarters ended June 30, 2001 and 2000, an increased loss of $149,986 or
23%. The Company reported net losses of $1,955,310 and $1,664,701, respectively, for the nine months ended September 30, 2001 and 2000, an increased loss of $290,609, or 18%. This represents a loss of $.01 per basic and diluted common share in each of the quarters ended September 30, 2001 and 2000, and $.03 per basic and diluted common share in each of the nine months ended September 30, 2001 and 2000. The weighted average number of shares of common stock outstanding of 62,628,979 and
59,170,841, respectively, for the quarters ended September 30, 2001 and 2000 have increased by 3,458,138 shares. This resulted from the issuance of 80,000 shares in lieu of interest payment on a subordinated debenture, the issuance of 305,666 shares of common stock pursuant to the exercise of employee stock options, the issuance of 170,910 shares of common stock pursuant to the exercise of warrants, and weighting of the issuance of 2,500,000 shares of stock to directors and other investors in direct purchases on September 26, 2000 that had only a reduced effect on the September 30, 2000 average.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Financial Position
__________________

During  the  nine months ended September 30, 2001 and  2000,  the
following   actions  also  materially  affected   the   Company's
financial position:

  o During the nine months ended September 30, 2001 accounts receivable increased by approximately $1,095,000 due to increased sales of AstaXin(R), of the balance, 50% was due from one customer, and has since been paid.

  o   During  the  nine months ended September 30, 2001  accounts
      payable  increased  by  approximately  $1,369,000  due   to
      increased costs in the production of AstaXin(R).

  o During the nine months ended September 30, 2001 inventory decreased by approximately $159,000 due to increased demand and sales of AstaXin(R).

     In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of September 30, 2001, total dividends in arrears on the Company's preferred stock totaled $219,690 ($8.32 per share) and are included in the carrying value of the redeemable preferred stock.

Liquidity and Capital Resources
_______________________________

    Historically, the Company has been funded primarily by equity contributions and loans from stockholders. As of September
30,  2001  the  Company  had  working  capital  of  approximately
$1,300,922 and cash and cash equivalents of $185,549.

    Cash used by operating activities during the nine months ended September 30, 2001 and 2000 amounted to $1,409,361 and $1,055,410, respectively, an increase of $353,951.

    Cash  used by investing activities increased by $53,514, from
$5,358  for  the nine months ended September 30, 2000 to  $58,872 for the nine month ended September 30, 2001. This was as a result of increased capital expenditures.

    Cash provided by financing activities increased by $360,210 from $1,150,000 for the nine months ended September 30, 2000 to $1,510,210 for the nine months ended September 30, 2001. Financing activities consisted principally of $1,500,000 in proceeds from the issuance of 8% convertible debentures to certain directors during the nine months ended September 30, 2001.

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

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


    The Company does not believe that inflation has had a significant impact on its operations during the nine months ended
September 30, 2001 and 2000.

    The Company has significant sales operations in Chile. During the nine months ended September 30, 2001, the Company has losses due to change in currency exchange rates on its Chilean operations of approximately $180,000. These losses may continue to occur and will fluctuate depending on the economic conditions in Chile and worldwide. The Company has been researching methods to mitigate the effect of the currency exchange and reduce or eliminate the losses in future periods.

                    IGENE Biotechnology, Inc.
                             PART II
                        OTHER INFORMATION

Item 1.  Legal Proceedings

     Archer Daniels Midland, Inc. ("ADM") has sued Igene, alleging patent infringement and requesting injunctive relief as well as an unspecified amount of damages (suit filed July 21, 1997, U.S. District Court, Baltimore, MD). Igene has filed a $300,450,000 counterclaim concerning the theft of trade secrets (counter claim filed August 4, 1997). The court denied ADM's request for preliminary injunctive relief. Mediation efforts during 1999 did not resolve this dispute, which has been returned to the court for a judicial disposition. Presently, a stay on all discovery remains in effect while a court-appointed expert analyzes the yeast products of both parties. Igene believes that it is not probable that this dispute will result in an unfavorable outcome to Igene. Accordingly, no liability has been reflected in the September 30, 2001 balance sheet. Nonetheless, should ADM prevail, Igene could be liable for damages, and Igene could also lose the right to use a particular strain of yeast. However, Igene expects that this will not affect Igene's ability to make and sell its product, AstaXin(R). The Company had expenses of $0 and $1,352, respectively, in the three months ended September 30, 2001 and 2000 and $0 and $13,248, respectively for the nine months ended September 30, 2001 and 2000 relating to this on-going litigation.

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

     Sales of Unregistered Securities
     ________________________________

          As previously reported, on March 27, 2001, certain directors of the Company committed to purchase an aggregate of $1,500,000 in 8% convertible debentures. The Company issued $450,000 of these 8% convertible
          debentures  on  July 31, 2001.   These  8%  convertible
          debentures are convertible into shares of Igene's common stock at $.08 per share. In consideration of the commitment to purchase $1,500,000 of the 8% convertible debentures, these directors also received an aggregate of 18,750,000 warrants to purchase common stock on March 27, 2001 at $.08 per share. The warrants expire March 26, 2011.

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

Item 3.  Defaults Upon Senior Securities.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its Series A redeemable preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of November, 2001, total dividends in arrears on the Company's Series A redeemable preferred stock total $222,507 ($8.43 per share) and are included in the carrying value of the Series A redeemable preferred stock.

                    IGENE Biotechnology, Inc.
                             PART II
                        OTHER INFORMATION
                           (continued)

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          No Reports on Form 8-K have been filed during the quarter ended September 30, 2001.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 IGENE Biotechnology, Inc.
                                 ________________________________
                                 (Registrant)




Date:   November 9, 2001         By: /s/Stephen F. Hiu
                                     ____________________________
                                     Stephen F. Hiu
                                     President and Treasurer
                                     (On behalf of the Registrant
                                     and as Principal
                                     Financial Officer)