Form 10KSB
period 2001-12-31
IGENE BIOTECHNOLOGY INC
filed 2002-04-01
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

           For the fiscal year ended December 31, 2001

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________ to __________

                 Commission file number 0-15888


                   IGENE Biotechnology, Inc.
         ______________________________________________
         (Name of Small Business Issuer in Its Charter)

          Maryland                         52-1230461
_______________________________ _________________________________
(State of other jurisdiction of (IRS Employer Identification No.)
incorporation or organization)

   9110 Red Branch Road, Columbia, Maryland            21045
   ________________________________________          __________
   (Address of principal executive offices)          (Zip Code)


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

            Common Stock(par value $.01 per share)
            ______________________________________
                       (Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES            NO   X
    ___            ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State  issuer's  revenues for its most  recent  fiscal  year
$4,181,037

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date
within the past 60 days.    $966,785 as of March 1, 2002
                            ____________________________

(Note:   The  officers and directors of the issuer are considered
affiliates for purposes of this calculation.)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of March 1, 2002 there were 75,848,600 shares of the issuer's
________________________________________________________________

common stock outstanding.
_________________________

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS"  OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

EXCEPT FOR HISTORICAL FACTS, ALL MATTERS DISCUSSED IN THIS REPORT, WHICH ARE FORWARD LOOKING, INVOLVE A HIGH DEGREE OF RISKS AND UNCERTAINTIES. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, COMPETITIVE PRESSURES FROM OTHER COMPANIES AND WITHIN THE BIOTECH INDUSTRY, ECONOMIC CONDITIONS IN THE COMPANY'S PRIMARY MARKETS, EXCHANGE RATE FLUCTUATIONS, AND OTHER UNCERTAINTIES DETAILED FROM TIME-TO-TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

     IGENE Biotechnology, Inc. ("Igene") is engaged in the business of developing, marketing, and manufacturing specialty ingredients for human and animal nutrition. Igene was formed on October 27, 1981 to develop, produce and market value-added specialty biochemical products. Igene is a supplier of natural axtaxanthin, an essential nutrient in different feed applications and as a source of pigment for coloring farmed salmon species. Igene also supplies nutraceutical ingredients, as well as consumer ready health food supplements, including astaxanthin and Omega-3 fatty acids. Igene is focused on competence in fermentation technology, pharmacology, nutrition and health in its marketing of products and applications world wide.

     During the year 2001, Igene purchased their sales agent ProBio Nutraceuticals AS ("ProBio"). ProBio was a company specializing in sales and marketing to the pharmaceutical industry and feed ingredients markets. In addition to ProBio's nutraceuticals business, it is hoped the purchase will add to Igene's management structure and enhance sales development. Following the acquisition, Stein Ulve and Per Benjaminsen, the managing director and director of marketing and sales, respectively, of ProBio became our chief executive officer and chief marketing officer, respectively, pursuant to written employment agreements. This division is now referred to as Igene Norway AS.

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

     Igene leases manufacturing capacity in Mexico City, Mexico, and also has administrative, research and pilot plant facilities in Columbia, Maryland. Igene is manufacturing its own products through a contract manufacturer. During the year 2000, Igene formed a wholly owned subsidiary, Igene Chile Comercial, Ltda., in Chile. The subsidiary has a sales and customer service office in Puerto Varas, Chile, and a product warehouse in Puerto Montt, Chile.

Government Regulation

     The manufacturing and marketing of most of the products Igene has developed are, and will likely continue to be, subject to regulation by various governmental agencies in the United States, including the Food and Drug Administration ("FDA"), the Department of Agriculture ("USDA"), the Environmental Protection Agency ("EPA"), and comparable agencies in other countries. Igene, as a matter of policy, requires that its products conform to current Good Manufacturing Practices ("GMPs") (as defined under the Federal Food, Drug and Cosmetic Act and the rules and regulations thereunder) and Igene believes all of its products so conform. The extent of any adverse governmental regulation that might arise from future administrative or legislative action, including current rules and regulations pertaining to the process of GRAS (Generally Recognized as Safe) affirmations, cannot be predicted.

     In a notice published in the Federal Register July 6, 2000, the FDA announced the amendment of its color additive regulations to provide for the safe use of Phaffia yeast, such as that in the Company's product, AstaXin(R), as a color additive in aquaculture feeds. This ruling, which became effective August 8, 2000, allows Igene to market its product, AstaXin(R), for aquaculture feeds and fish produced in, or imported into, the United States. This ruling is available to the public in the Federal Register. Igene has also previously obtained approval for AstaXin(R) from the Canadian Food Inspection Agency (CFIA). Additional foreign approval applications for AstaXin(R), including those for the European Union, are in progress.

     In July 2000, Igene also obtained clearance from the FDA to market its product, AstaXin(TM), as a human dietary supplement in the United States. Scientific literature indicates that natural astaxanthin, such as that in the Company's product, AstaXin(TM), may offer health benefits for humans due to its antioxidant properties. The FDA notification and the Company's submissions are available to the public from the FDA. Comparable agencies in the European Union and other foreign countries may have their own additional registration procedures. No additional applications for approval of AstaXin(TM) as a human nutritional supplement have yet been submitted.

     Igene has not incurred and does not anticipate any material environmental compliance costs due to the fact that its contract manufacturer has primary responsibility for environmental compliance and that its current products and manufacturing processes are not associated with, and are not expected to result in, any material environmental compliance issues.

Research and Development

     As  of  December 31, 2001, Igene had expended  approximately
$12,419,000 on research and development since its inception on October 27, 1981 and has, as of December 31, 2001, received revenues from product sales and royalties of approximately $6,924,000 from the proprietary processes resulting from such research and development. Igene will continue to incur research and development costs in connection with improvements in its existing processes and products, but it does not anticipate development of new processes and products in 2002.

      Research and development expenditures for each of the last two years are as follows:

     2000        $ 355,659
     2001        $ 536,638

     Igene's research and development activities have resulted in the development of processes to produce the products hereinafter discussed.

Commercial Products

AstaXin(R)

     AstaXin(R) is Igene's registered trademark for its dried yeast product made from a proprietary strain of yeast developed by Igene. AstaXin(R) is a natural source of astaxanthin, a pigment which imparts the characteristic red color to the flesh of salmon, trout, prawns and certain other types of fish and shellfish. In the ocean, salmon and trout obtain astaxanthin from krill and other planktonic crustaceans in their diet. A krill and crustacean diet would be prohibitively expensive for farm-raised salmonids. Without the addition of astaxanthin, the flesh of such fish is a pale, off-white color, which is less appealing to consumers expecting "salmon-colored" fish. Fish feeding trials in Europe, Asia, and North and South America have demonstrated the efficacy of AstaXin(R) in pigmenting fish. An estimated 1,000,000 metric tons of farm-raised salmon are produced annually worldwide.

      On May 20, 2000, Igene renewed its manufacturing agreement with Fermic, S.A. de C.V., of Mexico City, Mexico ("Fermic"), for the production of its natural astaxanthin pigment, AstaXin(R), in Fermic's manufacturing facility in Mexico. Commercial production began in January of 1998, and Igene continues to manufacture and sell AstaXin(R) worldwide, directly or through distributors to meet an anticipated increasing demand for the product.

     The new Fermic contract provides that the manufacturer has the right and license to produce AstaXin(R) for Igene, is paid a cash fee based on manufacturing capacity, and may receive up to 20,000,000 shares of Igene common stock in lieu of additional cash based on quantity of product manufactured over the six year term. Of the 20,000,000 shares available to be earned, 5,043,019 have already been earned and issued to date. Fermic provides equipment and facilities necessary to manufacture and store the product and is responsible for purchasing raw materials. Igene is responsible for sales efforts and for ensuring the quality of the pigment. Igene also has a role in ensuring that the manufacturing process works effectively. The contract expires May 20, 2006, unless terminated earlier by either party. (See also item 2. Description of Property).

     Based on estimates of worldwide production of farm raised salmon, Igene believes the market for astaxanthin as a color additive in salmon feed exceeds $200,000,000 per year worldwide, which would be equivalent to approximately 10,000 metric tons of AstaXin(R). A single competitor, who produces a chemically synthesized product, presently controls more than 80% of the world market for astaxanthin as a pigment for aquaculture. Igene's production for the year 2002 will depend on the successful completion of production increases by their current manufacturing partner in Mexico City, in addition to management locating additional satisfactory production providers. Demand is currently projected to exceed the current contracted production capacity of Igene's current producer. However, there can be no assurance that the Company will be able to find and subsequently be able to utilize other additional sources of production capacity, or that, if it is able to obtain additional production capacity, that any level of demand will continue.

     Igene, after successfully completing commercial trials of AstaXin(R) with fish farming companies in Chile, has achieved total sales in 1999, 2000 and 2001, of approximately $4,902,000.

      Effective January 1, 2001, Igene had appointed Igene Norway (fka ProBio) as its exclusive worldwide agent for the marketing, promotion and sales of all of its natural astaxanthin products. By December of 2001, Igene had purchased ProBio to further this development as well as the development of it's management structure. As a result of this purchase Igene terminated its exclusive agreement with ProBio.

      During 1997, Archer-Daniels Midland, Inc. (ADM) filed suit against Igene alleging patent infringement regarding AstaXin(R). Igene filed a counter-suit against ADM alleging theft of trade
secrets.   This  litigation is on-going (See also Item  3.  Legal
Proceedings).

AstaXin(TM)

     During 2000 and 2001 Igene began investigating other possible commercial uses of astaxanthin, including its application as a human nutritional supplement. Igene has formulated natural astaxanthin as a super-antioxidant, AstaXin(TM) for the North American dietary supplement market. Antioxidants are one of the largest product categories in the health and nutrition industry.

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

Competition

     Competitors in the biotechnology field in the United States and elsewhere are numerous and include major chemical, pharmaceutical and food companies, as well as specialized biotechnology companies. Competition can be expected to increase as small biotechnology companies continue to be purchased by major multinational corporations with their substantial resources. Competition is also expected to increase with the introduction of more diverse products developed by biotechnology firms, increasing research cooperation among academic institutions and large corporations, and continued government funding of research and development activities in the biotechnology field, both in the United States and overseas. Unlike the majority of biotechnology companies, which are developing products principally for the pharmaceutical industry, Igene has focused its own activities on the development of proprietary products for use in aquaculture and nutritional supplement industries. In the future, however, competitors may offer products, that, by reason of price, or efficacy, or more substantial resources for technology advances, may be superior to Igene's existing or future products.

     A single large pharmaceutical company presently dominates the market for astaxanthin pigment for aquaculture in which Igene's product, AstaXin(R), is presently marketed and sold. Igene believes that AstaXin(R) will be able to be competitive with this dominant producer, and other producers whose products are chemically synthesized, because AstaXin(R) is made from yeast, which is a natural ingredient. As consumers and producers of fish become more aware of other alternatives, Igene believes that they will desire natural ingredients, such as those in AstaXin(R).

     Several companies are also known to be developing and marketing other natural astaxanthin products. Some of these companies' products are made from algae, while others are made from yeast. Igene believes that AstaXin(R) will be competitive with other companies' astaxanthin products which are made from algae, due to higher production capacity and lower production costs, but can provide no assurances in that regard. Igene also believes that AstaXin(R) will be competitive with other companies' astaxanthin products which are also made from yeast due to our proprietary process to disrupt yeast cell walls, which, as studies have shown, makes AstaXin(R) more readily absorbed by the fish.

     Igene is also beginning to explore the possible use of AstaXin(TM) as a human nutritional supplement. This market is attractive because of potentially higher profit margins. Other companies are known to also be developing and marketing astaxanthin products for the human nutritional supplement market. Igene can not yet predict how competitive it would be in this market.

Sources and Availability of Raw Materials

     Raw materials used in the manufacture of AstaXin(R) consist principally of agricultural commodities widely available in world markets from many suppliers, which may be used interchangeably. We do not anticipate material price fluctuations or changes in availability in these raw materials in the near future.

Employees

     At December 31, 2001, Igene had 27 employees, all of whom are full-time employees. Nineteen of the full time employees are in administration and/or marketing, while the remainder are engaged in research, process development and support of manufacturing activities. The full time marketing employees include Igene's three sales and technical representatives in Chile and four representatives in Norway. Additionally, three of the employees located in Norway are administrative. The remainder of the employees are based in the U.S. Igene also utilizes various consultants on an as-needed or short-term basis.

     None of Igene's employees are represented by a labor union and Igene has experienced no work stoppages. Igene believes its relations with its employees are satisfactory.

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

     During December of 2001, Igene began a one year lease of approximately 220 square feet of office space, in Chile, for the conduct of marketing and technical support activities by its full-time technical representatives. Igene also leases warehouse space on a month to month basis as needed for product storage in Chile.

     In addition, during the fourth quarter of 2001, Igene executed a six month lease on a three bedroom residence in Annapolis, Maryland to be used by the representatives traveling from Norway, in order to reduce travel costs while those relocating are able to get situated.

     Igene currently owns or leases sufficient equipment and facilities for its operations and all of this equipment is in satisfactory condition and is adequately insured. There are no current plans for improvement of this property. If demand for Igene's product continues to increase, Igene plans to lease additional manufacturing capacity and additional warehouse space as needed in both Mexico City and Chile.

ITEM 3.  LEGAL PROCEEDINGS

     Archer Daniels Midland, Inc. ("ADM") sued Igene, alleging patent infringement and requesting injunctive relief as well as an unspecified amount of damages (suit filed July 21, 1997, U.S. District Court, Baltimore, MD). Igene has filed a $300,450,000 counterclaim concerning the theft of trade secrets (counter claim filed August 4, 1997). The court denied ADM's request for preliminary injunctive relief. Mediation efforts during 1999 did not resolve this dispute, which has been returned to the court for a judicial disposition. Presently, a stay on all discovery remains in effect while a court-appointed expert analyzes the yeast products of both parties. Igene believes that it is not probable that this dispute will result in an unfavorable outcome to Igene. Accordingly, no liability has been reflected in the December 31, 2001 balance sheet. Nonetheless, should ADM prevail, Igene could be liable for damages, and Igene could also lose the right to use a particular strain of yeast. However, Igene expects that this will not affect Igene's ability to make and sell its product, AstaXin(R). Igene had expenses of $65,258 and $13,249 in 2001 and 2000 respectively, associated with this on-going litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

Common Stock

     Commencing on or about June 12, 1989, Igene's common stock began trading on the over-the-counter market on a limited basis and is quoted on the National Quotation Bureau's OTC "bulletin board". The following table shows, by calendar quarter, the range of representative bid prices for Igene's common stock for 2001 and 2000.

          Calendar Quarter                High          Low
          ________________             _________     _________
   2001:  First Quarter                $  .1700      $  .0620
          Second Quarter               $  .1000      $  .0575
          Third Quarter                $  .0795      $  .0480
          Fourth Quarter               $  .0575      $  .0341

   2000:  First Quarter                $  .6400      $  .0450
          Second Quarter               $  .2700      $  .0800
          Third Quarter                $  .1390      $  .0700
          Fourth Quarter               $  .1150      $  .0410


     Igene obtained the above information from a national quotation bureau. Such quotations are inter-dealer quotations without retail mark-up, mark-downs, or commissions, and may not represent actual transactions. The above quotations do not reflect the "asking price" quotations of the stock.

     The approximate number of record holders of Igene's common stock as of March 1, 2002 was 250. As of March 1, 2002, the high bid and low offer prices for the common stock, as shown on the "bulletin board" were $0.07 and $0.065, respectively.

Preferred Stock

     There was no public market for Igene's preferred stock during 2001 and 2000 and since January 25, 1988, no quotations for the preferred stock have been reported on NASDAQ. The approximate number of record holders of preferred stock as of March 1, 2002 was 12.

Dividend Policy

     When and if funds are legally available for such payment under statutory restrictions, Igene may pay annual cumulative dividends on the preferred stock of $.64 per share on a quarterly basis. During 1988 Igene declared and paid a cash dividend of $.16 per share of its preferred stock. In December 1988, Igene suspended payment of the quarterly dividend of $.16 per share of preferred stock. No dividends have been declared or paid since 1988. Any resumption of dividend payments on preferred stock would require significant improvement in cash flow. Preferred stock dividends are payable when and if declared by Igene's board. Unpaid dividends accumulate for future payment or addition to the liquidation preference and redemption price of the preferred stock. As of December 31, 2001 the total amount of dividends in arrears with respect to Igene's preferred stock was $223,914.

     Dividends on common stock are currently prohibited because of the preferential rights of holders of preferred stock. Igene has paid no cash dividends on its common stock in the past and does not intend to declare or pay any dividends on its common stock in the foreseeable future.

Sales of Unregistered Securities

     In December of 2001, Igene issued 8,000,000 shares of common stock in addition to $1,000,000 of convertible debentures, in addition to $400,000 in cash, as consideration for the purchase of it's sales agent ProBio pursuant to a written purchase agreement. Based on the current market price of the shares in December, 2001,at the completion of the purchase, the transaction was recorded at $.05 per share. In consideration for the payment of stock, convertible debentures and cash as described above, Igene received all of the issued and outstanding stock of ProBio for assets of ProBio valued on the books of Igene at $577,462. These assets included all tangible an intangible fixed assets as well as accounts payable, accounts receivable, and cash. Igene relied on Section 4(2) of the Securities Act of 1933, as amended, to issue the shares to the former stockholders of ProBio without registration under that act. Igene relied on the representations and warranties of the selling stockholders in claiming the aforementioned exemption.

     During the course of 2000 and 2001, Fermic, Igene's manufacturing agent, earned 5,043,019 shares of common stock as part of the manufacturing agreement. They are able to earn up to 20,000,000 shares throughout the course of the contract. The 5,043,019 shares were earned at an average price of $.06 per share over the period and issued at the end of 2001. Any future shares earned by Fermic will be issued on a quarterly basis. Igene relied on Section 4(2) of the Securities Act of 1933, as amended, to issue the shares to the former stockholders of ProBio without registration under that act. Igene relied on the representations and warranties of Fermic made in the manufacturing agreement in claiming the aforementioned exemption.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain statements in this report set forth management's intentions, plans, beliefs, expectations or predictions of the future based on current facts and analyses. Actual results may differ materially from those indicated in such statements, due to a variety of factors including reduced or increased product demand, increased competition, general economic conditions in the United States and in the foreign markets in which Igene markets its products, including exchange rate fluctuations, and government action, weather conditions, and other factors.

Results of Operations

Sales and other revenue
     Sales of AstaXin(R) for 2001 and 2000, were $4,181,037 and $702,533, respectively an increase of $3,478,504 or 495%. Sales for subsequent quarters are expected to continue to increase into 2002, but will be limited by presently available production capacity, as was the case during the fourth quarter. However, there can be no assurance that these, or any increases in sales will occur, or that they will be material. In June 2001, the Company signed an agreement with a leading feed producer of aquaculture in Chile to sell $2 million of AstaXin(R) over the next twelve months. As of December 31,2001, $283,000 of sales have been recorded related to this contract.

    To better illustrate recent trends in sales growth for AstaXin(R), the following table shows Sales for each of the past six quarters:

       Period                                Sales
       ________________________________      ____________
       Quarter ended December 31, 2001       $ 1,166,426
       Quarter ended September 30, 2001        1,473,068
       Quarter ended June 30, 2001             1,096,525
       Quarter ended March 31, 2001              445,018
       Quarter ended December 31, 2000           313,791
       Quarter ended September 30, 2000          129,575


Cost of sales and gross profit (loss)
     Gross Profit on sales of AstaXin(R) was $663,609 for 2001. This is an increase of $754,456 over the loss of $(90,847) for 2000. Gross profit (loss) was 15.9% of sales for 2001 and (12.9%) for 2000. The Company expects that the level of gross profit as a percentage of sales will increase as production efficiency increases, but can provide no assurances in that regard. The Company plans to continue to increase production of AstaXin(R), as needed, to meet expected increased sales of AstaXin(R). Demand is increasing both due to seasonal increases in customer usage and increases in our market share. If demand for AstaXin(R) continues to increase, as the Company expects that it will, sales and gross profits may be limited by the quantities of AstaXin(R) the Company is able to produce with its presently available capacity with its contract manufacturer, as was the case during the fourth quarter. To avoid this limitation, the Company is presently investigating other additional sources of available production capacity. However, there can be no assurance that the Company will be able to find and subsequently be able to utilize other additional sources of production capacity as quickly as they are needed, and sales and gross profit growth may be limited unless augmented by increases in production efficiency resulting from process research and development. Presently available capacity with the Company's current contract manufacturer is expected to allow for an approximate increase of 80% over capacity being used as of December 31, 2001.

     The preceding resulted in cost of sales for the  year  ended
December   31,   2001  and  2000  of  $3,517,428  and   $793,380,
respectively, an increase of $2,724,048 or 343%.

Marketing and selling expenses
    Marketing expenses for AstaXin(R) are expected to continue to increase, since to achieve continuing and increasing sales, and to enter other markets for AstaXin(R), the Company will need to make additional marketing efforts both on its own behalf and through its newly-acquired worldwide marketing agent, ProBio. In addition, the marketing and selling expense for 2001 includes $164,882 currency exchange loss resulting from sales in Chile. These additional expenses are expected to be funded by gross profits from product sales, however, there can be no assurance that these sales will occur, that they will be material or that gross profits will result. Marketing and selling expenses for 2001 were $1,088,173, an increase of $449,158, or 70% over the marketing and selling expenses of $639,015 for 2000.

Research, development and pilot plant expenses
    Research, development and pilot plant expenses are expected to continue to increase at a moderate rate in the near term in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, developing higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology. For 2001 and 2000, these expenses were $536,638 and $355,659, respectively, an increase of $180,979 or 51%. These expenses are expected to be funded through additional funding from stockholders, if any, and by profitable operations, if profitable operations occur.

General and administrative expenses
    General and administrative expenses for 2001 and 2000 were $611,620 and $424,120, respectively, an increase of $187,500, or 44%. This increase , and expectation of moderate future increases in the near term, resulted from increases in cost of insurance coverage, increased legal fees and administrative expenses due to the expansion of the Company. These expenses are expected to be funded by additional funding from stockholders, if any, and by profitable operations, if profitable operations occur.

Litigation expenses
    Management expects to ultimately recover, through damage awards, some portion of litigation expenses previously incurred, in connection with the suit filed against the Company by ADM and the Company's counterclaim, and expects to preserve its commercial product rights associated with AstaXin(R). However, there can be no assurance that the Company will receive damage or expense awards or that its rights will be preserved. Litigation expenses for 2001 and 2000 were $65,258 and $13,248, respectively. Expenses associated with this on-going litigation continued despite the fact a stay on all discovery has remained in effect while a court appointed expert analyzes the yeast product of both parties to the suit. Costs of litigation may be incurred in the future at levels based on management's continuing assessments of the potential costs and benefits of various litigation strategies and alternatives. These expenses are expected to be funded by additional funding, if any, from stockholders and from expected cash flow from operations. A range of reasonably possible losses from the litigation cannot be estimated at this time, and accordingly, no liability has been reflected in the financial statements.

Interest expense (net of interest income)
    Interest expense (net of interest income) for 2001 and 2000 was $813,423 and $709,828 respectively, an increase of $103,595 or 15%. This interest expense (net of interest income) was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders and interest on the Company's subordinated and convertible debentures, and has increased due to increased financing from directors. In addition, interest expense will increase in 2002 due to the issuance of $1,000,000 of convertible debentures related to the purchase of ProBio.

Expense of contract termination
     Igene acquired all of the issued and outstanding shares of capital stock of ProBio Nutraceuticals, AS, a Norwegian corporation ("ProBio"), as of December 21, 2001. As a result of the stock purchase, ProBio became our wholly-owned subsidiary, and we currently intend to continue its historical business as a specialty marketing and sales company within the nutraceuticals and feed ingredients markets. As previously reported in our annual report on Form 10-KSB for the fiscal year ended December 31, 2000, we entered into an exclusive marketing agreement with ProBio as of January 1, 2001, and ProBio has been acting as our exclusive marketing agent since that time. While ProBio expects to continue to serve as our sales agent, we have terminated the exclusive marketing agreement.

      In connection with the acquisition, we acquired all 10,000 issued and outstanding shares of capital stock of from thirteen individual and corporate sellers in exchange for $1.8 million in aggregate consideration, consisting of $1 million in debentures convertible into our common stock at $.10 per share (reflecting the price at which our common stock was trading on the over-the-counter bulletin board when we agreed as to price), 8,000,000 shares of our common stock, valued for the purposes of the acquisition at $.05 per share, and $400,000 in cash. The cash used to acquire ProBio constituted proceeds of private placements of our common stock received during 2001 and revenues from operations. Following the acquisition, Stein Ulve and Per Benjaminsen, the managing director and director of marketing and sales, respectively, of ProBio became our chief executive officer and chief marketing officer, respectively, pursuant to written employment agreements.

      Igene's acquisition of ProBio will be accounted for using the purchase method of accounting, as prescribed by SFAS No. 141, "Business Combinations." Accordingly, the purchase price will be allocated to the estimated fair value of identifiable net assets acquired. The excess purchase price remaining after this allocation is accounted for as an expense to account for termination of the prior sales agency agreement between Igene and ProBio.

      Igene has accounted for the purchase under the requirements of SFAS No. 141, "Business Combinations." It was determined that the excess purchase price paid over the identifiable assets of ProBio would not meet the criteria under SFAS No. 142 "Goodwill and Other Intangible Assets" to be classified as goodwill. As a result, the excess purchase price paid over the identifiable assets was classified as the cost to terminate a-then existing exclusive sales agreement contract between Igene and ProBio. As a result of the purchase and the elimination of the sales agency agreement, the Company recorded a one time contract termination charge of $1,222,538. The Company feels the purchase is in its best interest for marketing and future company and management growth

Net loss and net loss per common share
    As  a  result  of  the  foregoing, the Company  reported  net losses of $3,672,959 and $2,255,315, respectively, for 2001 and 2000, an increased loss of $1,417,644 or 63%. This represents a loss of $(.06) per basic and diluted common share in 2000. The weighted average number of shares of common stock outstanding of 62,657,780 and 56,043,470, respectively, for 2001 and 2000 have increased by 6,615,310 shares. This resulted from the issuance of 80,000 shares in lieu of interest payment on a subordinated debenture, the issuance of 305,666 shares of common stock pursuant to the exercise of employee stock options, the issuance of 170,910 shares of common stock pursuant to the exercise of warrants, the issuance of 8,000,000 shares of stock related to the purchase of ProBio, and the issuance of 5,043,019 shares to its manufacturer as regards the manufacturing agreement. The weighting of the last two issuances will have only a minimal effect of the outstanding as they were not issued until the latter portion of December.

Financial Position
During 2001 and 2000, the following materially affected Igene's financial position:

  -  Igene maintained inventory from manufacture of AstaXin(R) of
     $812,145 and $762,432, respectively, as of December 31, 2001
     and  2000.   Inventory  of  AstaXin(R) increased  by $49,713
     during 2001.

  - Igene issued 80,000 shares in each of 2001 and 2000 of common stock in payment of interest on a variable rate subordinated debenture with a principal balance of $1,500,000, recording interest expense and increasing common stock and paid-in capital for $180,000 in each of 2001 and 2000.

  - The carrying value of redeemable preferred stock was increased and paid-in capital available to common shareholders was decreased by $16,900 and $16,929, respectively, in 2001 and 2000, reflecting cumulative unpaid dividends on redeemable preferred stock.

  - Holders of redeemable preferred stock and limited redemption preferred stock converted 62 shares of preferred stock in 2000 into 124 shares of common stock, providing additional capital and reducing the liquidation value of redeemable preferred stock by $972.

  -  Igene  received   $1,000,000  in  proceeds  during  2000  in
     issuances  of  10,000,000 shares of new common stock through
     direct  purchases   by   directors   and   other  accredited
     investors.

  -  Due   to  increased  activity  in  preparation for increased
     production,   prepaid  expenses   and  other  current assets
     increased by $493,022 during 2001.

  - Igene capitalized $444,995 in deferred manufacturing costs during 2000 as a result of a transfer of manufacturing equipment and a note in consideration for a reduction of fees over the term of its new manufacturing contract, which are being amortized over the six year term of this contract. Igene disposed of a loan receivable and manufacturing equipment of equivalent book value in this transaction.

  - Accounts payable, accrued expenses and accrued interest increased in 2001 by $1,371,653. Of this, approximately
     $590,000 related to accrued and unpaid interest.

  - During the year ended December 31,2001, employees exercised stock options using 8% notes payable plus accrued interest in a cashless exercise. New shares of common stock were issued pursuant to these exercises of options and $2,250 of 8% notes were cancelled.

  - During 2001, Igene purchased equipment in the amount of $211,380 to be used by the manufacturing agent related to an investment agreement of up to $500,000 to be spent by the manufacturing agent for improvements. These funds will be credited to Igene production costs over the remaining term of the manufacturing agreement.

  - During the year ended December 31, 2001, 170,910 warrants were exercised using $17,091 of 8% notes payable in a cashless exercise. 170,910 new shares of common stock were issued pursuant to these exercises of options and $17,091 of 8% notes were cancelled.

  - During the year ended December 31, 2000, holders of 3,994,500 warrants issued in the March 1998 Rights Offering exercised those warrants using $5,200 of 8% notes payable and utilizing 924,377 warrants in cashless exercises. 3,070,123 new shares of common stock were issued pursuant to these exercises of warrants and $5,200 of 8% notes were cancelled.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of December 31, 2001, total dividends in arrears on Igene's preferred stock total $223,914 ($8.48 per share) and are included in the carrying value of the redeemable preferred stock.

Liquidity and Capital Resources
    Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of December 31, 2001, Igene had working capital of $1,854,428, and cash and cash equivalents of $394,487.

    Cash used by operating activities in 2001 and 2000 amounted to $2,354,617 and $1,813,746, respectively, an increase in cash used of $540,871.

    Cash used by investing activities increased by $314,468, from $8,979 in 2000 to $323,447 in 2001.

    Cash provided by financing activities increased by $1,178,979 from $1,750,000 in 2000 to $2,928,979 in 2001. Cash
provided  by  financing  activities  during  2000  included   net
proceeds of $600,000 from issuance of notes to directors, $1,000,000 from issuance of new stock to directors, and $150,000 from exercise of employee stock options in 2000. Cash provided by financing activities during 2001 included $1,900,000 from issuances of debentures to directors, $1,000,000 from issuances of debentures as part of the ProBio purchase, and the remainder was from the exercise of options, warrants, and long term debt.

    Over the next twelve months, Igene believes it will need additional working capital. Igene hopes to achieve profits from sales of AstaXin(R), but additional funding will also be required to finance increased customer receivables and inventory levels caused by expansion of sales and manufacturing. During the first quarter 2002, certain directors of Igene provided $750,000 in additional funding to Igene through demand notes payable. However, there can be no assurance that projected profits, if any, from sales, or projected additional funding from directors will be available to Igene to fund its continued operations.

    Igene does not believe that inflation had a significant impact on its operations during 2001 and 2000.


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

PART III


ITEM 9. DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS,   CONTROL
        PERSONS, AND KEY EMPLOYEES


Igene's  directors  are elected annually by the  shareholders  of
Igene.   The  directors, executive officers and key employees  of
Igene are as follows:

Name                       Age    Position with IGENE
______________________     _____  _______________________________
Michael G. Kimelman        63     Chairman of the Board of
                                  Directors,
                                  member of audit committee

Thomas L. Kempner          74     Vice Chairman of the
                                  Board of Directors,
                                  member of finance committee

Stephen F. Hiu             45     Director, President, Treasurer,
                                  Chief Technical Officer,
                                  and Director of Research and
                                  Development

Patrick F. Monahan         51     Director, Vice-President,
                                  Secretary, and
                                  Director of Manufacturing

Joseph C. Abeles           87     Director,
                                  member of audit committee

John A. Cenerazzo          78     Director,
                                  member of audit committee

Sidney R. Knafel           71     Director,
                                  member of finance committee

Stein G. Ulve              36     Chief Executive Officer

Edward J. Weisberger       37     Chief Financial Officer

Per A. Benjaminsen         33     Chief Marketing Officer


MICHAEL G. KIMELMAN was elected a Director of Igene in February 1991 and Chairman of the Board of Directors in March 1991. He is the Managing Partner of Kimelman & Baird, LLC. Mr. Kimelman is currently a Director of the Harness Horse Breeders of New York State and serves on the Board of the Hambletonian Society.

THOMAS L. KEMPNER is Vice Chairman of the Board of Directors and has been a Director of Igene since its inception in October 1981. He is and has been Chairman and Chief Executive Officer of Loeb Partners Corporation, investment bankers, New York, and its predecessors since February 1978. He is currently a Director of Alcide Corporation, CCC Information Services Group, Inc., Dyax, Fuel Cell Energy, Inc., Insight Communications Co., Inc., and Intermagnetics General Corp. He is a Director Emeritus of Northwest Airlines, Inc.

STEPHEN F. HIU was appointed Chief Technical Officer in 2002, as well as President and Treasurer in March 1991, and elected a Director in August 1990. He has been Director of Research and Development since January 1989 and, prior thereto, was Senior Scientist since December 1985, when he joined Igene. He was a post-doctoral Research Associate at the Virginia Polytechnic Institute and State University, Blacksburg, Virginia, from January 1984 until December 1985. Dr. Hiu holds a Ph.D. degree in microbiology from Oregon State University and a B.S. degree in biological sciences from the University of California, Irvine.

PATRICK F. MONAHAN was appointed Vice-President in 2002, as well as Director of Manufacturing and elected a Director of Igene in April 1991 and was elected Secretary in September 1998. He has managed Igene's fermentation pilot plant since 1982. Prior thereto, he was a technical specialist in the fermentation pilot plant of W.R. Grace and Co. from 1975 to 1982. He received an Associate of Arts degree in biology from Allegheny Community College and a B.S. degree in biology with a minor in Chemistry from Frostburg State College, Frostburg, Maryland.

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

SIDNEY R. KNAFEL, a Director of Igene since 1982, has been Managing Partner of SRK Management Company, a private investment concern, New York, since 1981, Chairman of Insight Communications, Inc. since 1985, and of BioReliance Corporation since 1982. He is also currently a Director of General American Investors Company, Inc., NTL Incorporated, and some private companies.

STEIN G. ULVE was appointed Chief Executive Officer of Igene in December 2001. He has a master's degree in international finance from the London School of Economics. He also maintains a long list of experiences in managing companies in the seafood processing and aquaculture industry, as well as within the feed and food ingredients area.

EDWARD  J.  WEISBERGER was appointed Chief Financial  Officer  of
Igene in December 2001. He is a CPA with multiple years of financial experience in the public and private sectors with both smaller and fortune 100 companies.

PER A. BENJAMINSEN was appointed Chief Marketing Officer of Igene in December 2001. He received his degree in fisheries science at the University of Tromso, Norway. He was the founder and entrepreneur of a specialty refining company of essential fatty acids in Norway.


Section 16(a) Beneficial Ownership Reporting Requirements

     Igene believes that, during 2001, all of its officers, directors and holders of more than 10% of its common stock complied with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, except as follows:
In 1997 and 2001 certain directors of Igene made various loans to Igene. The loans are evidenced by notes convertible into common stock, and in 2001 received warrants in conjunction with the loan agreement. Certain directors also received warrants to purchase shares of common stock in 1997 and 1998 in conjunction with the 1997 notes and with a 1998 rights offering. During 1999 and 2000, certain directors and other accredited investors also purchased stock through direct purchases of new stock and received warrants in conjunction with these purchases. Igene believes that none of the foregoing securities have been reported by Messrs. Kimelman, Abeles, Cenerazzo or Knafel in Forms 3, 4 or Forms 5 pursuant to
Section 16(a) of the Exchange Act. In making this disclosure, Igene has relied solely on written representations of its directors, officers and more than 10% holders and on copies furnished to Igene of reports that have been filed with the Securities and Exchange Commission.

ITEM 10.    EXECUTIVE COMPENSATION

    During 2001, no executive officer's annual cash compensation exceeded $100,000. The functions of chief executive officer have been performed by Igene's Board of Directors (see Item 9), acting as a group. As of December 31, 2001, with the purchase of ProBio and the hiring of Mr. Stein Ulve, Mr. Per Benjaminsen, and Mr. Edward Weisberger, each of them will receive an annual salary of $100,000, as well as Messrs. Ulve and Benjaminsen receiving expense reimbursements of up to $30,000 annually. During 2000, no Directors were compensated for their Board or Committee activities.

     Other than the 1986 and 1997, and 2001 Stock Incentive Plans and the Simple Retirement Plan described below, Igene has no profit sharing or incentive compensation plans.

Simple Retirement Plan
______________________

     Effective February 1, 1997 Igene adopted a Simple Retirement Plan under Internal Revenue Code Section 408(p). The plan is a defined contribution plan, which covers all of Igene's U.S. employees who receive at least $5,000 of compensation for the preceding year. The plan permits elective employee contributions. Igene makes a nonelective contribution of 2% of each eligible employee's compensation for each year. Igene's contributions to the plan for 2001 were $7,997, which is expensed in the 2001 statement of operations. Igene's contributions to the plan for 2000 were $7,275 which is expensed in the 2000 statement of operations.

Stock Option Plans
__________________

    The 2001 Stock Incentive Plan (the "2001 Plan"), which was approved on June 12, 2001, which succeeds the 1997 Stock Option Plan (the "1997 Plan"), which was approved by the stockholders on November 17, 1997, and which succeeds the 1986 Stock Option Plan, combined to provide for the issuance of options to acquire up to 75,000,000 shares of common stock of Igene. The 1997 and 1986 Stock Option Plan provided for the issuance of options to acquire up to 20,000,000 and 2,000,000 shares, respectively, of common stock of Igene. A committee of the Board of Directors administers the Plans.

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

______________________________

    The Board of Directors may at any time withdraw from, or amend, the Plans and any options not heretofore granted. Stockholder approval is required to (i) increase the number of shares issuable under the Plans, (ii) increase the number of options which may be granted to any individual during a year,
(iii) or change the class of persons to whom options may be granted. No options shall be granted under the 2001 Plan after April 30, 2011 and under the 1997 Plan after September 19, 2007 and no additional options may be granted under the 1986 Plan.

    Options to acquire 19,463,084 shares of common stock have been granted under the three Stock Option Plans and 19,037,584 options are outstanding under the Plans as of December 31, 2001. 4,727,500 options were granted during 2000, and 8,045,000 options were granted during 2001.

Compensation of Directors

    During 2000, Directors were not compensated for their Board or Committee activities. During 2001 Michael G. Kimelman was granted 5,500,000 options as compensation for Board and Committee activities.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of March 1, 2002 with respect to beneficial ownership of shares of Igene's outstanding common stock and preferred stock by (i) each person known to Igene to own or beneficially own more than five percent of its common stock or preferred stock, (ii) each Director, and (iii) all Directors and Officers as a group.

                                     Common Stock             Preferred Stock
                              _________________________    _____________________
                               Number of                   Number of
Name and Address               Shares          Percent*     Shares      Percent
__________________________    _____________    ________    __________  _________
Directors and officers
__________________________

Joseph C. Abeles               15,012,789<F1>  16.92       7,375       27.93
  220 E. 42nd Street
  New York, NY 10017

John A. Cenerazzo               1,912,456<F2>   2.47         ---         ---
  P.O. Box 4067
  Reading, PA 19606

Stephen F. Hiu                  5,065,300<F3>   6.27         ---         ---
  9110 Red Branch Road
  Columbia, MD 21045

Thomas L. Kempner             103,804,365<F4>  64.16         ---         ---
  61 Broadway
  New York, NY 10006

Michael G. Kimelman            15,321,950<F5>  17.04         ---         ---
  100 Park Avenue
  New York, NY 10017

Sidney R. Knafel              102,587,578<F6>  64.02         ---         ---
  810 Seventh Avenue
  New York, NY 10019

Patrick F. Monahan              3,064,400<F7>   3.89         ---         ---
  9110 Red Branch Road
  Columbia, MD 21045

Stein G. Ulve                   4,000,000<F11>  5.27         ---         ---
  9110 Red Branch Road
  Columbia, MD 21045

Per A. Benjaminsen              4,000,000<F12>  5.27         ---         ---
  9110 Red Branch Road
  Columbia, MD 21045

Edward J. Weisberger            2,500,000<F13>  3.19         ---         ---
  9110 Red Branch Road
  Columbia, MD 21045

All Directors and Officers    257,268,638<F8>  90.18       7,375       27.93
  as a Group (10 persons)

Others
Thomas R. Grossman              4,192,149<F9>   5.42         ---         ---
  461 Grant Road
  North Salem, NY 10560


Fraydun Manocherian             7,905,135<F10>  9.87         ---         ---
  3 New York Plaza
  New York, NY 10004

Fermic                          5,043,019<F14>  6.65         ---         ---

* Under the rules of the Securities and Exchange Commission, the calculation of the percentage assumes for each person that only that person's rights, warrants, options or convertible notes or preferred stock are exercised or converted, and that no other person exercises or converts outstanding rights, warrants, options or convertible notes or preferred stock.

<F1>  Includes the following: 2,109,404 shares; 2,250 shares issuable  upon  the conversion of 1,125 shares of preferred stock; 3,782,083 shares issuable upon the conversion of $311,663 of long-term notes issued by Igene; and 9,093,427 warrants held by Mr. Abeles. Also includes 4,140 shares, and 12,500 shares issuable upon conversion of 6,250 shares of preferred stock and 8,985 warrants held by Mr. Abeles' wife.

<F2>  Includes   the   following:  283,458  shares;  32,750  options   currently
  exercisable; 492,321 shares issuable upon the conversion of $40,622 of long-term notes issued by Igene; and 1,103,513 warrants held by Mr. Cenerazzo. Also includes 414 shares held by Mr. Cenerazzo's wife.

<F3>  Includes  the  following: 65,300 shares; and 5,000,000  options currently exercisable held by Dr. Hiu.

<F4>  Includes 386,972 shares and 536,920 warrants held by Mr.  Kempner.    Also
  includes 8,661,245 shares, 8,222,978 shares subject to the conversion of notes issued by Igene; and 32,832,728 warrants held by a trust under which Mr. Kempner is one of two trustees and the sole beneficiary. Also includes 8,621,247 shares; 8,222,978 shares subject to the conversion of notes issued by Igene; and 32,811,126 warrants held a trust under which Mr. Kempner is one of two trustees and one of his brothers is the sole beneficiary. Also includes 1,147,667 shares subject to the conversion of $79,200 of notes issued by Igene; and 2,079,411 warrants held by trusts under which Mr. Kempner is one of two trustees and is a one-third beneficiary. Also includes 182,526 shares and 98,565 warrants held by Mr. Kempner's wife.

<F5>  Includes  1,264,360  shares;  7,000,000  options  currently   exercisable,
  804,568 shares subject to the conversion of $63,070 of notes issued by Igene; and 6,253,022 warrants held directly or indirectly by Mr. Kimelman.

<F6>  Includes 18,190,551 shares; 16,929,532 shares subject to the conversion of notes issued by Igene; and 67,467,495 warrants owned or beneficially owned by Mr. Knafel.

<F7>  Includes 64,200 shares; and 3,000,000, options currently exercisable  held by Mr. Monahan.

<F8>  Includes  47,833,817  shares  of common stock; 14,750 shares issuable upon the conversion of 7,375 shares of preferred stock; 17,532,750 options currently exercisable; 39,602,129 shares issuable upon the conversion of notes issued by Igene; and 152,285,192 warrants.

<F9>  Includes 2,753,399 shares of common stock and  1,438,750 warrants.

<F10> Includes  3,455,025 shares of common stock owned or beneficially owned  by
  Mr. Manocherian and 4,450,110 warrants held or beneficially owned by Mr. Manocherian.

<F11> Includes 4,000,000 shares of common stock.

<F12> Includes 4,000,000 shares of common stock.


<F13> Includes 2,500,000 options currently exercisable.

<F14> Includes 5,043,019 shares of common stock.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

     In March 2001, Igene issued $1,014,211 of 8% convertible debentures to certain directors of Igene in exchange for the cancellation of $800,000 of demand notes payable (including accrued interest of $14,211) and $200,000 in cash. $600,000 of these demand notes were issued during 2000 and $200,000 were issued subsequently. These debentures are convertible into 10,142,110 shares of Igene's common stock at $.10 per share. These directors also received 10,142,110 warrants to purchase common stock at $.10 per share, which were exercisable upon the effective date of a sufficient increase in the number of authorized shares of common stock. In these transactions:
$507,105 of these convertible debentures and 5,071,055 warrants were issued to Mr. Kempner, a director of Igene, or entities controlled by him; and $507,105 of these convertible debentures and 5,071,055 warrants were issued to Mr. Knafel, a director of Igene, or entities controlled by him.

     In March 2001, Igene issued 5,500,000 warrants to purchase Igene common stock at $.08 per share to its Chairman of the Board, Mr. Kimelman. These warrants became exercisable upon the effective date of a sufficient increase in the number of authorized shares.

     In March 2001, certain directors of Igene also committed to provide additional funding in the form of 8% convertible debentures in the amount of $1,500,000 over the next nine months. In consideration of this commitment, these directors also received 18,750,000 warrants to purchase common stock at $.08 per share, exercisable upon the effective date of an increase in the number of authorized shares of common stock. These debentures are convertible into 18,750,000 shares of Igene's common stock at $.08 per share. In these transactions: $750,000 of the convertible debentures and 9,375,000 of warrants were issued to Mr. Kempner, a director of Igene, or entities controlled by him; $750,000 of these convertible debentures and 9,375,000 warrants were issued to Mr. Knafel, a director of Igene, or entities controlled by him.

     In connection with the acquisition of ProBio, Igene acquired all 10,000 issued and outstanding shares of capital stock of ProBio from thirteen individual and corporate sellers in exchange for $1.8 million in aggregate consideration, consisting of $1 million in debentures convertible into our common stock at $.10 per share (reflecting the price at which our common stock was trading on the over-the-counter bulletin board when we agreed as to price in June of 2001), 8,000,000 shares of our common stock, valued for the purposes of the acquisition in December 2001 at $.05 per share, and $400,000 in cash. The cash used to acquire ProBio constituted proceeds of private placements of our common stock received during 2001 and revenues from operations. Following the acquisition, Stein Ulve and Per Benjaminsen, the managing director and director of marketing and sales, respectively, of ProBio became our chief executive officer and chief marketing officer, respectively, pursuant to written employment agreements. Prior to the sale of ProBio to Igene both Stein Ulve and Per Benjaminsen were both owners in excess of 10% of ProBio.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON
         FORM 8-K

(a)1. The following financial statements relating to 2001 and 2000 are filed as a part of this Report:

    Independent Auditors' Report.
    Consolidated Balance Sheet as of December 31, 2001. Consolidated Statements of Operations for the years ended
         December 31, 2001 and December 31, 2000.
    Consolidated  Statements  of Stockholders'  Deficit  for  the
         years ended December 31, 2001 and December 31, 2000. Consolidated Statements of Cash Flows for the years ended
         December 31, 2001 and December 31, 2000.
    Notes to Consolidated Financial Statements.

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

    10.7 Toll manufacturing agreement effective as of May 20, 2000 between Igene Biotechnology, Inc. and Fermic S.A. de C.V. (Portions of this exhibit were omitted pursuant to a request for confidential treatment.) is incorporated herein by reference.

    10.8 First amendment to lease made September 13, 2000 between Igene Biotechnology, Inc. and Red Branch Center, LLC is incorporated herein by reference.

    21.  Subsidiaries

         Igene Chile Comercial, Ltda.
         Igene Norway AS

    23.a.  Consent of Berenson & Company LLP-

    23.b.  Consent of Stegman & Company


(b) On January 4, 2002, the company filed an 8-K disclosing the purchase of its sales agent ProBio Nutraceuticals related to fourth quarter activity for 2001.

                  INDEPENDENT AUDITORS' REPORT






To the Stockholders and Board of Directors
IGENE Biotechnology, Inc.

We have audited the accompanying consolidated balance sheet of IGENE Biotechnology, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company as of December 31, 2000, and for the year then ended were audited by other auditors whose report dated February 23, 2001 (March 27, 2001 as to Note 20), included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. We did not audit the balance sheet of ProBio, Inc., a wholly owned subsidiary, which reflects total assets of $928,732 as of December 31, 2001. This statement was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for ProBio, Inc. is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects the financial position of IGENE Biotechnology, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company's recurring losses, production limitations and limited capitalization raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        Stegman & Company
                                        _________________
                                        Stegman & Company

Baltimore, Maryland
February 20, 2002
(except for note 20, as to which the date is March 27, 2002)

                    IGENE Biotechnology, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                December 31, 2001
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                       $    394,487
  Accounts receivable, net of allowances of $24,000                    832,794
  Inventory                                                            959,856
  Prepaid expenses and other current assets                            290,553
  Deferred costs, current portion                                       74,160
                                                                  _____________

     TOTAL CURRENT ASSETS                                            2,551,850

OTHER ASSETS
  Property and equipment, net                                          232,923
  Deferred costs, net of current portion                               304,267
  Equipment deposits                                                   177,091
  Deposits on manufacturing equipment                                  211,380
  Other assets                                                          61,495
                                                                  _____________

     TOTAL ASSETS                                                 $  3,539,006
                                                                  =============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable and accrued expenses                           $  1,085,893
  Variable rate subordinated debenture                               1,500,000
  Equipment lease payable - current portion                              1,733
                                                                  _____________

     TOTAL CURRENT LIABILITIES                                       2,587,626

LONG-TERM DEBT
  Notes payable                                                      6,057,959
  Convertible Debentures                                             3,514,212
  Accrued interest                                                   1,927,256
                                                                  _____________

     TOTAL LIABILITIES                                              14,087,053
                                                                  _____________

COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative, convertible, voting, series A, $.01 par value per share.
  Stated value $16.48 per share.  Authorized 1,312,500 shares;
  issued and outstanding 26,405 shares.
  Redemption amount $435,154                                           435,154
                                                                  _____________

STOCKHOLDERS' DEFICIT
  Common stock -- $.01 par value per share.  Authorized
    750,000,000 shares; issued and outstanding 75,848,599 shares       758,486
  Additional paid-in capital                                        22,188,836
  Deficit                                                          (33,930,523)
                                                                  _____________

     TOTAL STOCKHOLDERS' DEFICIT                                   (10,983,201)
                                                                  =============

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $  3,539,006
                                                                  =============


The accompanying notes are an integral part of the consolidated financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
              Consolidated Statements of Operations


                                          Years ended December 31,
                                             2001          2000
                                         ____________   ____________
REVENUE
_______

  Sales                                  $ 4,181,037    $   702,533
  Cost of sales                            3,517,428        793,380
                                         ____________   ____________

  GROSS PROFIT (LOSS)                        663,609        (90,847)

OPERATING EXPENSES
__________________

  Marketing and selling                    1,088,173        639,015
  Research, development and pilot plant      536,638        355,659
  General and administrative                 611,620        424,120
  Litigation expenses                         65,258         13,249
                                         ____________   ____________

  TOTAL OPERATING EXPENSES                 2,301,689      1,432,043
                                         ____________   ____________

OPERATING LOSS                            (1,638,080)    (1,522,890)

OTHER INCOME (EXPENSES)
_______________________

  Miscellaneous                                6,000          8,150
  Gain (Loss) on disposal of equipment         3,720        (30,747)
  Contract termination expense            (1,231,176)           ---
  Interest expense
    (net of interest income of $10,349
    and $3,810 respectively,
    in 2001 and 2000)                       (813,423)      (709,828)
                                         ____________   ____________

    TOTAL OTHER INCOME (EXPENSE)          (2,034,879)      (732,425)
                                         ____________   ____________

  NET LOSS BEFORE INCOME TAX BENEFIT     $(3,672,959)   $(2,255,315)
                                         ============   ============

  INCOME TAX BENEFIT                             ---            ---
                                         ____________   ____________

  NET LOSS                               $(3,672,959)   $(2,255,315)
                                         ============   ============

  NET LOSS PER COMMON SHARE              $     (0.06)   $     (0.04)
                                         ============   ============


The accompanying notes are an integral part of the consolidated financial statements.

                              IGENE Biotechnology, Inc. and Subsidiary
                          Consolidated Statements of Stockholders' Deficit

                                                                      Additional                    Total
                                                   Common Stock       Paid-in                       Stockholders'
                                               # Shares    Amount     Capital        Deficit        Deficit
                                               __________  _________  _____________  _____________  _____________
BALANCE AT JANUARY 1, 2000                     47,598,758  $ 475,988  $ 20,238,904   $(28,002,249)  $ (7,287,357)

Issuance of common stock in lieu
  of cash in payment of interest on
  subordinated debenture                           80,000        800       179,200            ---        180,000

Cumulative undeclared dividends
  on redeemable preferred stock                       ---        ---       (16,929)           ---        (16,929)

Conversion of redeemable
  preferred stock into common stock                   124          1           971            ---            972

Exercise of employee stock options              1,500,000     15,000       135,000            ---        150,000

Exercise of warrants                            3,070,123     30,701       (25,501)           ---          5,200

Issuance of shares of common stock
  pursuant to direct purchase of shares
  by certain directors and other
  accredited investors                         10,000,000    100,000       900,000            ---      1,000,000

Net loss for 2000                                     ---        ---           ---     (2,255,315)    (2,255,315)
                                               __________  _________  _____________  _____________  _____________

BALANCE AT DECEMBER 31, 2000                   62,249,005    622,490    21,411,645    (30,257,564)    (8,223,429)

Issuance of common stock in lieu
  of cash in payment of interest on
  subordinated debenture                           80,000        800       179,200            ---        180,000

Cumulative undeclared dividends
  on redeemable preferred stock                       ---        ---       (16,900)           ---        (16,900)

Exercise of employee stock options                305,666      3,057        12,227            ---         15,284

Exercise of warrants                              170,910      1,709        15,382            ---         17,091

Shares issued for purchase of ProBio            8,000,000     80,000       320,000            ---        400,000

Shares issued for manufacturing
   agreement                                    5,043,019     50,430       267,283            ---        317,713

Net loss for 2001                                     ---        ---           ---     (3,672,959)    (3,672,959)
                                               __________  _________  _____________  _____________  _____________

BALANCE AT DECEMBER 31, 2001                   75,848,600  $ 758,486  $ 22,188,836   $(33,930,523)  $(10,983,201)
                                               ==========  =========  =============  =============  =============

The accompanying notes are an integral part of the consolidated financial statements.

                    IGENE Biotechnology, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                       Years ended December 31,
                                                                        2001             2000
                                                                   _______________  _______________
CASH FLOWS FROM OPERATING ACTIVITIES
____________________________________
  Net loss                                                         $   (3,672,959)  $   (2,255,315)
  Adjustments to reconcile net loss to net
  Cash used by operating activities:
         Depreciation                                                      16,979           14,558
         Amortization of deferred costs                                   116,514           87,666
         Loss on disposal of assets                                         3,720           30,747
         Manufacturing cost paid in shares of common stock                317,713              ---
         ProBio Contract termination costs paid in common stock           222,538              ---
         Interest on debenture paid in shares of common stock             180,000          180,000
         Legal fees paid in shares of common stock                            ---           49,750
         Decrease (increase) in:
             Accounts receivable                                          (21,117)        (298,531)
             Inventory                                                    (49,714)         (54,837)
             Prepaid expenses and other assets                           (273,574)         (39,897)
         Increase (decrease) in:
             Accounts payable and other accrued expenses                1,020,383          521,863
                                                                   _______________  _______________

               NET CASH USED IN OPERATING ACTIVITIES                   (2,139,517)      (1,813,746)
                                                                   _______________  _______________

CASH FLOWS FROM INVESTING ACTIVITIES
____________________________________
  Capital ProBio expenditures                                             (69,470)          (8,979)
  Deposits on manufacturing equipment                                    (211,380)             ---
  Purchase of ProBio - less cash received                                (255,964)             ---
                                                                   _______________  _______________

               NET CASH USED IN INVESTING ACTIVITIES                     (536,814)          (8,979)

CASH FLOWS FROM FINANCING ACTIVITIES
____________________________________
  Proceeds from issuance of convertible debentures                      1,900,000          600,000
  Proceeds from ProBio issuance of convertible debentures               1,000,000              ---
  Net borrowing of Equipment Lease Payable                                  1,733              ---
  Proceeds from exercise of employee stock options                         13,034              ---
  Proceeds from exercise of warrants                                       14,212              ---
  Proceeds from issuance of common stock                                      ---        1,150,000
                                                                   _______________  _______________

              NET CASH PROVIDED BY FINANCING ACTIVITIES                 2,927,246        1,750,000
                                                                   _______________  _______________

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      250,915          (72,725)

CASH AND CASH EQUIVALENTS - BEGINNING OF THE YEAR                         143,572          216,297

CASH AND CASH EQUIVALENTS - END OF THE YEAR                        $      394,487   $      143,572

SUPPLEMENTARY DISCLOSURE AND CASH FLOW INFORMATION
__________________________________________________
  Cash paid during the year for interest                           $        1,511   $        1,283
  Cash paid during the year for income taxes                                  ---              ---

See Note 3 for non-cash investing and financing activities.


The accompanying notes are an integral part of the consolidated financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements



(1) Summary of Significant Accounting Policies
    __________________________________________

    Nature of Operations
    ____________________

    IGENE Biotechnology, Inc. ("Igene") was incorporated under the laws of the State of Maryland on October 27, 1981 as "Industrial Genetics, Inc." Igene changed its name to "IGI Biotechnology, Inc." on August 17, 1983 and to "IGENE Biotechnology, Inc." on April 14, 1986. Igene is located in Columbia, Maryland and is engaged in the business of industrial microbiology and related biotechnologies. As a result of the stock purchase, ProBio became our wholly-owned subsidiary, and we currently intend to continue its historical business as a specialty marketing and sales company within the nutraceuticals and feed ingredients markets. Igene has operational subsidiaries in Norway and Chile.

    Principles of Consolidation
    ___________________________

    During 2000 Igene formed a wholly-owned foreign subsidiary in Chile, Igene Chile Comercial Ltda. ("Igene Chile"). In December 2001 Igene purchased it's sales agent ProBio Nutraceuticals, AS, A Norwegian corporation ("ProBio"). These consolidated financial statements include the accounts of Igene and of its wholly-owned subsidiaries, Igene Chile and ProBio, for the periods they were owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Cash and cash equivalents
    _________________________

    Igene  considers  cash equivalents to be  short-term,  highly liquid  investments  that have maturities  of  less  than  90 days.  These include interest bearing money market accounts.

    Inventories
    ___________

    Inventory, stated at lower of cost, on a first-in first-out basis, or market value, work in process, and finished goods represents product manufactured and held for sale, is as follows:

      Raw materials                   $      ---
      Work-in-process - AstaXin(R)        35,764
      Finished goods - AstaXin(R)        776,381
      Nutraceuticals                     147,711
                                      ___________

      Total inventory                 $  959,856
                                      ===========

    Research and development costs
    ______________________________

    For financial reporting purposes, research, development and pilot plant scale-up costs are charged to expense when incurred.

    Depreciation
    ____________

    Depreciation of property and equipment is provided under the straight-line method over the useful lives of the respective assets, which average 7 years for all equipment.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(1) Summary of Significant Accounting Policies (continued)
    ______________________________________________________

    Estimates
    _________

    The preparation of financial statements in conformity with accounting principles generally acceptable in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Deferred Costs
    ______________

    Deferred manufacturing costs are being amortized on the straight line method over their estimated lives, which are between 5 and 6 years.

    Foreign Currency Translation and Transactions
    _____________________________________________

    Since the day-to-day operations of Igene's foreign subsidiary in Chile are dependent on the economic environment of the parent's currency, the financial position and results of operations of Igene's foreign subsidiary are determined using Igene's reporting currency (US dollars) as the functional currency. All exchange gains and losses from remeasurement of monetary assets and liabilities that are not denominated in US dollars are recognized currently in income. These losses were approximately US $198,000 in amount during the year ended December 31, 2001, due to large fluctuations in the Chilean Peso during the second half of the year.

    Fair value of financial instruments
    ___________________________________

    The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value because of the relatively short maturity of these instruments. Management believes the carrying amount of long-term debt approximates fair value because of similar current rates at which Igene could borrow funds with consistent remaining maturities.

    Sales Returns
    _____________

    Igene records sales returns in the period in which the product is returned, rather than estimating future returns of current sales, since they are expected to be immaterial in amount.

    Interest on Variable Rate Subordinated Debenture
    ________________________________________________

    Igene recorded interest on its variable rate subordinated debenture (see also note 8) at a level rate of 8% through October 1, 1996 and at 12% thereafter; rather than at the fair-market value of shares which have been issued in lieu of cash payments of interest. This is an estimated average rate based on Igene's plan to continue (as it has since October 1, 1989) to pay interest on the debenture by issuing shares of common stock at the higher of $2.25 per share or the current market value of Igene's shares, as allowed under the terms of the debenture. If the market value of Igene's stock remains below $2.25 per share (during the period from October 1989 through December 1999 its highest price was $1.25), Igene can continue to issue stock in lieu of cash payments at $2.25 per share.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(1) Summary of Significant Accounting Policies (continued)
    ______________________________________________________

    Accounting for stock based compensation
    _______________________________________

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), but applies Accounting Principals Board Opinion No. 25 and related interpretations in accounting for its stock option plans. No compensation expense related to the Company's stock option plans were recorded during two years ended December 31, 2001.


                                  2001           2000
                              ____________   ____________
Net loss:
  As reported                 $(3,672,959)   $(2,255,315)
  Pro forma                   $(4,347,918)    (2,403,540)

Net loss per common share:
  As reported                 $      (.06)   $      (.04)
  Pro forma                          (.07)          (.04)


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

    New accounting pronouncements
    _____________________________

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The acquisition of ProBio was accounted for under the provisions of SFAS Nos. 141 and 142.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(1) Summary of Significant Accounting Policies (continued)
    ______________________________________________________

    New accounting pronouncements (continued)
    _________________________________________

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses in long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.
    121. The provisions of SFAS No. 144 are effective for years beginning after December 15, 2001, and its adoption is not expected to affect the financial position or results of operations of the Company.

(2) Acquisition
    ___________

    On December 21, 2001, Igene acquired 100 percent of the outstanding common stock of ProBio Nutraceuticals, AS, a Norwegian corporation. Previously ProBio had been acting as Igene's exclusive marketing agent. The consideration for ProBio consisted of $400,000 in cash, $1 million in 6% convertible debentures (convertible into common stock at $0.10) and 8,000,000 shares of common stock of Igene. There was no goodwill or other intangible asset recorded as a result of this acquisition. The purchase price paid in excess of the net assets of ProBio was charged to current operations as part of the expenses associated with the termination of the exclusive marketing contract that had existed between Igene and ProBio.

    The following summarizes the fair value of assets acquired and liabilities assumed, reconciled to the acquisition price at the date of acquisition:

    Current assets                                $   806,193
    Equipment and fixtures                             78,269
    Other assets                                       44,269
                                                  ____________

      Total assets acquired                       $   928,731
                                                  ____________

    Accounts payable - trade                          285,978
    Other current liabilities                          65,291
                                                  ____________

      Total current liabilities                       351,269
                                                  ____________

    Net assets acquired                               577,462

    Contract termination expense                    1,222,538
                                                  ____________

      Total acquisition price                     $ 1,800,000
                                                  ============

(3) Non-cash investing and financing activities:
    ____________________________________________

    During 2001 and 2000, Igene issued 80,000 shares of common stock, in each year, in payment of interest on a variable rate subordinated debenture. If paid in cash, the interest would have been payable at 12%, or $180,000 per year. Shares may be issued in lieu of cash under the debenture agreement at the higher of $2.25 per share or market price per share. The stock was issued and related interest was paid in 2000 and 1999 at $2.25 per share, or $180,000, in each year. (see also note 8)

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(3) Non-cash investing and financing activities(continued):
    _______________________________________________________

    During 2001, the Company capitalized leased equipment by recording a lease obligation payable of $20,500 under a capital lease.

    During 2001, the Company satisfied its obligations under demand notes payable of $1,000,000 and related accrued interest of $14,211 by issuing new 8% convertible debentures in the aggregate principal amount of $1,014,211.

    During 2001, employees exercised 55,666 stock options using $2,250 of 8% notes payable plus accrued interest of $533.30 in a cashless exercise. 55,666 new shares of common stock were issued pursuant to these exercises of options and $2,250 of 8% notes were cancelled.

    During  2001,  170,910 warrants were exercised using  $17,091 of 8% notes payable in a cashless exercise. 170,910 new shares of common stock were issued pursuant to these exercises of options and $17,091 of 8% notes were cancelled.

    During 2001 and 2000, Igene recorded dividends in arrears on 8% redeemable preferred stock at $.64 per share aggregating $16,900 and $16,929, respectively, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock. (see also note 11)

    During 2000, Igene agreed to the re-payment of $218,984 in loans receivable and accrued interest and the sale of equipment having a net book value of $226,011 as part of a reduction in manufacturing fees under a new contract with Igene's contract manufacturer of AstaXin(R). The book value of the loan receivable and equipment, totaling $444,995 has been recorded as a deferred cost which is being amortized as manufacturing occurs over the six year term of this contract, which will expire May 2006. (see also note 2)

    During 2000, holders of 3,994,500 warrants issued in the March 1998 Rights Offering exercised those warrants using $5,200 of 8% notes payable and also utilizing 924,377 warrants in cashless exercises. 3,070,123 new shares of common stock were issued and $5,200 of notes payable were cancelled in these transactions.

(4) Concentration of Credit Risk
    ____________________________

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

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(5) Property and Equipment
    ______________________

    Property and equipment are stated at cost and are summarized as follows:

    Laboratory equipment and fixtures              $  119,704
    Pilot plant equipment and fixtures                 87,544
    Idle equipment                                     56,150
    Office furniture and fixtures                     141,840
                                                   ___________

                                                      405,238
    Less accumulated depreciation                    (172,315)
                                                   ___________

                                                   $  232,923
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

(6) Deferred Costs
    ______________

    Deferred costs include deferred manufacturing costs of $325,499, which represents the value, reduced by amortization, of a note receivable and accrued interest of $218,984 and manufacturing equipment with a net book value of $226,011. These assets have been cancelled and sold, respectively, in consideration for a reduction in manufacturing fees over the six year term of a new manufacturing contract, which became effective in May 2000. These deferred manufacturing costs are being amortized over the term of the contract, and such accumulated amortization, in the amount of $119,496 and $45,324 for the years ended December 31, 2001 and 2000, respectively, are included in cost of sales and inventory.

    Deferred costs also includes debt issue costs relating to long-term notes payable. Costs amounting to $211,713 were capitalized and are being amortized over the term of the debt, which is 5 years, on the straight-line method.

    Deferred costs as of December 31, 2001 are detailed as follows:


                           Manufacturing  Debt Issue
                           Costs          Costs       Total
                           _____________  __________  __________
  Original amount          $    444,995   $ 211,713   $ 656,708
  Accumulated amortization     (119,496)   (158,785)   (278,281)
                           _____________  __________  __________

  Deferred costs, net           325,499      52,928     378,427
  Less: current portion         (74,160)        ---     (74,160)
                           _____________  __________  __________

  Non-current portion      $    251,339   $  52,928   $ 304,267
                           =============  ==========  ==========

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(7) Accounts Payable and Accrued Expenses
    _____________________________________

    Accounts  payable  and  accrued  expenses  consist   of   the
    following:

    Accounts payable, trade                    $   1,023,783
    Accrued  interest on variable rate
       subordinated debenture (see note 8)            45,000
    Other accrued expenses                            17,110
                                               ______________

                                               $   1,085,893
                                               ==============

(8) Variable Rate Subordinated Debenture
    ____________________________________

    In July 1988, Igene and a principal holder of Igene's redeemable preferred stock agreed to exchange 187,500 shares of Igene's 8% cumulative convertible preferred stock, Series A for a $1,500,000 variable rate convertible subordinated debenture due 2002, Class A.

    The debenture bears interest at a rate of 8% per annum through September 30, 1996 and thereafter at a rate of 12% per annum. Interest was payable in cash through October 1, 1989. Thereafter, the debenture agreement provides that at the option and at the discretion of Igene, interest may be paid in shares of Igene's common stock at the greater of $2.25 per share or the average market value per share. During 2001 and 2000 Igene issued 80,000 shares, in each year, of its common stock as payment of interest on the debenture. The debenture is convertible into common stock of Igene at any time at the option of the holder at an initial rate of $4 per share of common stock. The debenture is redeemable at the option of Igene at any interest payment date at par value plus accrued interest. Upon maturity of the debenture, Igene, at its option, may repay the remaining principal in shares of 8% cumulative convertible preferred stock, at a rate of $8 per preferred share. Accrued interest of $45,000 through December 31, 2001 is recorded in these financial statements.

(9) Convertible Debentures
    ______________________

    During 2000, Igene issued $600,000 in 8% demand notes to certain directors of Igene. As of December 31, 2000, Igene has accrued $4,500 of interest payable on these notes, which are payable on demand. During 2001, the Company satisfied its obligations under demand notes payable and related accrued interest by issuing new 8%, 10-year, convertible debentures.

    In March 2001, Igene issued $1,014,211 of 8%, 10-year, convertible debentures to certain directors of Igene in exchange for the cancellation of $800,000 of demand notes payable (including accrued interest of $14,211) and $200,000 in cash. $600,000 of these demand notes were issued during 2000 and $200,000 were issued subsequently. These debentures are convertible into 10,142,110 shares of Igene's common stock at $.08 per share. These directors also received 10,142,110 warrants to purchase common stock at $.08 per share. Interest is payable at maturity.

    In March 2001, certain directors of Igene also committed to provide additional funding in the form of 8%, 10-year, convertible debentures in the amount of $1,500,000. In consideration of this commitment, these directors also received 18,750,000 warrants to purchase common stock at $.08 per share. These debentures are convertible into 18,750,000 shares of Igene's common stock at $.08 per share. Interest is payable at maturity.

    In December 2001, Igene issued $1,000,000 of 6%, 3-year convertible, debentures in connection with the purchase of ProBio, now known as Igene Norway AS. These convertible debentures are convertible into the Company's stock at a price of $.10 per share, 10,000,000 shares in total. Accrued interest on this note is due every six months.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(9) Convertible Debentures (continued)
    __________________________________

    Convertible debentures are summarized as follows as of December 31, 2001:

                                                      Accrued
                                        Principle     Interest
                                        __________    __________
  8%, 10-year, convertible debenture
     issued 3/1/01                      $1,014,212    $   67,037
  8%, 10-year, convertible debenture
      issued 3/27/01                     1,500,000        53,689
  6%, 3-year, convertible debenture      1,000,000           ---
                                        __________    __________

                                        $3,514,212    $  120,726
                                        ==========    ==========

(10) Notes Payable
     _____________

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

    In conjunction with rights offering in March 1998, Igene issued $5,000,000 of 8% Notes due March 31, 2003 and
    50,000,000 warrants to purchase one share of common stock at an exercise price of $0.10 per share.

    Notes Payable are summarized as follows as of December 31, 2001:

                                                   Accrued
                                      Principal    Interest
                                      __________   __________
  Long-term notes payable,
    bearing interest at prime,
    maturing March 31, 2003,
    convertible into common stock     $1,082,500   $  324,750
  Long-term notes payable,
    bearing interest at 8%,
    maturing March 31, 2003            4,975,459    1,481,780
                                      __________   __________

                                      $6,057,959   $1,806,530
                                      ==========   ==========

    Combined aggregate amounts of principal maturities for all long-term borrowings are as follows:

                Year         Amount
                _____        __________
                2002         $1,501,733
                2003          6,057,959
                2004                ---
                2005                ---
                2006                ---
                Thereafter    3,514,212

(11) Redeemable Preferred Stock
     __________________________

    Each share of redeemable preferred stock is entitled to vote on all matters requiring shareholder approval as one class with holders of common stock, except that each share of redeemable preferred stock is entitled to two votes and each share of common stock is entitled to one vote.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(11) Redeemable Preferred Stock (continued)
     ______________________________________

    Redeemable preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into shares of Igene's common stock at the rate of two shares of common stock for each share of preferred stock (equivalent to a conversion price of $4.00 per common share), subject to adjustment under certain conditions.

    Shares of redeemable preferred stock are redeemable for cash in whole or in part at the option of Igene at any time at the stated value plus accrued and unpaid dividends to the redemption date. Dividends are cumulative and payable quarterly on January 1, April 1, July 1 and October 1, since January 1, 1988 (See note 8 relating to the exchange of certain redeemable preferred stock for a debenture). Mandatory redemption by Igene is required by October 2002. As of December 31, 2001, cumulative dividends in arrears total $223,914 ($8.48 per share) and are included in the carrying value of redeemable preferred stock.

(12) Stockholders' Equity
     ____________________

    Options
    _______

    In June of 2001 the stockholders approved the 2001 Stock Option Plan (the "2001 Plan"), which succeeds the 1997 Stock Option Plan (the "1997 Plan"), which succeeded Igene's 1986 Stock Option Plan (the "1986 Plan"), as amended. All outstanding, unexercised options granted under the 1997 and 1986 Plan remain outstanding with unchanged terms. The number of shares authorized for issuance under the 2001 Plan is 55,000,000. This is in addition to the 20,000,000 shares authorized for issuance under the 1997 Plan, and the
    2,000,000  shares  authorized for  issuance  under  the  1986
    Plan.

    The   following   is  a  summary  of  options   granted   and
    outstanding under the plans as of December 31, 2001 and 2000:


                                     2001                       2000
                            ______________________     ______________________
                                          Weighted                   Weighted
                                          Average                    Average
                                          Exercise                   Exercise
                            Number        Price        Number        Price
                            ___________   ________     ____________  ________
    Options outstanding
      and exercisable,
      beginning of year     11,298,250    $  .059       8,070,750    $  .072

    Options granted          8,045,000    $  .071       4,727,500    $  .050

    Options exercised         (305,666)   $  .050      (1,500,000)   $  .010

    Options forfeited,
      or withdrawn with
      consent of holders           ---        ---             ---        ---

    Options expired                ---        ---             ---        ---
                            ___________   ________     ___________   ________
    Options outstanding
      and exercisable,
      end of year           19,037,584    $  .064      11,298,250    $  .059
                            ===========   ========     ===========   ========

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(12) Stockholders' Equity (continued)
     ________________________________

     Options (continued)
     ___________________

                         Option Outstanding

                                               Weighted Average
      Exercise Price     Shares                Remaining Life (Years)
      ______________     ___________           ______________________
      $  .050             9,832,000            7.9
      $  .053                97,719            5.0
      $  .060               162,865            5.0
      $  .065               125,000            7.5
      $  .080             5,500,000            9.8
      $  .100             3,320,000            6.3
                         ___________

      $  .064            19,037,584
                         ===========

    Warrants
    ________

    During 2000, Igene issued 10,000,000 warrants, expiring in ten years, to certain directors who purchased 10,000,000 new shares of common stock through direct purchases for a total price of $1,000,000. The shares of stock and warrants were issued at $.10 per share, based on the market value of Igene's stock at the time of the commitment to purchase the stock.

    In March 2001, Igene issued $1,014,211 of 8% convertible debentures to certain directors of Igene in exchange for the cancellation of $800,000 of demand notes payable (including accrued interest of $14,211) and $200,000 in cash. $600,000 of these demand notes were issued during 2000 and $200,000 were issued subsequently. These debentures are convertible into 10,142,110 shares of Igene's common stock at $.08 per share. These directors also received 10,142,110 warrants to purchase common stock at $.08 per share

    In March 2001, certain directors of Igene also committed to provide additional funding in the form of 8% convertible debentures in the amount of $1,500,000. In consideration of this commitment, these directors also received 18,750,000 warrants to purchase common stock at $.08 per share. These debentures are convertible into 18,750,000 shares of Igene's common stock at $.08 per share.

    The following table summarizes warrants issued, outstanding and exercisable:

                                    As of December 31,
                            _________________________________
                               2001                  2000
                            ___________           ___________
Issued                      163,016,075           131,759,345
Outstanding                 163,016,075           131,759,345
Exercisable                 163,016,075           131,759,345

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(12) Stockholders' Equity (continued)
     ________________________________

    Common Stock
    ____________

    At December 31, 2001, 163,016,075 shares of authorized but unissued common stock were reserved for exercise of outstanding warrants, 19,037,584 shares of authorized but unissued common stock were reserved for exercise pursuant to the 1986, 1997 and 2001 Stock Option Plans, 52,810 shares of authorized but unissued common stock were reserved for issuance upon conversion of Igene's outstanding preferred stock, 80,000 shares of authorized but unissued common stock were reserved for issuance in lieu of payment of interest on the variable rate subordinated debenture, 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the variable rate subordinated debenture, 14,956,981 shares were reserved for issue in accordance with Igene's manufacturing agreement with Fermic (see note 14) and 44,602,129 shares of authorized but unissued stock were reserved for issuance upon conversion of outstanding convertible notes.

    Preferred Stock
    _______________

    At   December  31,  2001,  cumulative  dividends  in  arrears
    totaled $223,911 ($8.48 per share) and were included in the aggregate involuntary liquidation value of the preferred stock.

    At December 31, 2001, 187,500 shares of authorized but unissued preferred stock were reserved for issuance upon maturity of the variable rate subordinated debenture.

(13) Net Loss Per Common Share
     _________________________

    Net loss per common share for 2001 and 2000 is based on 62,657,779 and 56,042,471 weighted average shares, respectively. For purposes of computing net loss per common share, the amount of net loss has been increased by dividends declared and cumulative undeclared dividends in arrears on preferred stock.

    Common stock equivalents, including: options, warrants, convertible debt, convertible preferred stock, and exercisable rights have not been included in the computation of earnings per share in 2001 and 2000 because to do so would have been anti-dilutive. However, these common stock equivalents could have potentially dilutive effects in the future (see also notes 8, 10, 11 and 12).

(14) Commitments
     ___________

    Igene is obligated for office and laboratory facilities and other rentals under operating lease agreements, which expire in 2004. The basic annual rentals are expected to be approximately $86,500 under such leases. Annual rent expense relating to the leases for the years ended December 31, 2001 and 2000 approximated $86,500 and $81,000, respectively.

    Future minimum rental payments, in the aggregate and for each of the next five years are as follows:

            Year                Amount
            ____              _________
            2002              $  90,000
            2003                 93,600
            2004                    ---
            2005                    ---
            2006                    ---
                              _________

                              $ 183,600
                              =========

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(14) Commitments (continued)
     _______________________

     Effective May 20, 2000, Igene signed an exclusive manufacturing agreement with Fermic, S.A. de C.V. ("Fermic"), of Mexico City, Mexico, for the production of AstaXin(R). The Fermic contract provides that the manufacturer has a limited exclusive right to produce AstaXin(R) and is paid a monthly fee in cash, which is based on manufacturing capacity, plus shares of Igene common stock based on production quantities. Fermic provides equipment and facilities necessary to manufacture and store the product and is responsible for purchasing raw materials. Igene is responsible for sales efforts and for ensuring the quality of the pigment. Igene also has a role in ensuring that the manufacturing process works effectively. The term of the contract is 6 years.

     Based on production of AstaXin(R), Igene has committed to issue to Fermic up to a maximum of 20,000,000 shares of Igene common stock during a six year period expiring May 20, 2006 in accordance with the new manufacturing agreement. Based on quantities of AstaXin(R) produced during 2000 & 2001, 5,043,019 shares of Igene common stock has been issued to Fermic. This stock has been recorded as a manufacturing expense and also as increase in common stock and additional paid in capital of $317,712. This amount has been computed based on the fair value of the stock as of the period in which the shares were earned.

     Igene has agreed to a capital investment agreement with its manufacturing partner Fermic. The agreement commits Igene to purchase up to $500,000 of equipment on Fermic's behalf, to date Igene has purchased $211,380 worth of equipment, which is reported on the balance sheet as Other assets. It is presumed the balance of this will be spent over the first two quarters of 2003. The investment will be credited back to Igene against manufacturing fees incurred over the remainder of the May 20, 2000 manufacturing agreement.

 (15) Contingencies
      _____________

     Archer Daniels Midland, Inc. ("ADM") has sued Igene, alleging patent infringement and requesting injunctive relief as well as an unspecified amount of damages (filed July 21, 1997, U.S. District Court, Baltimore, MD). Igene has filed a $300,450,000 counterclaim concerning the theft of trade secrets (filed August 4, 1997). The court denied ADM's request for preliminary injunctive relief. Mediation efforts during 1999 did not resolve this dispute, which has been returned to the court for a judicial disposition. Presently, a stay on all discovery remains in effect while a court-appointed expert analyzes the yeast products of both parties. Management believes that it is not probable that this dispute will result in an unfavorable outcome to Igene. Accordingly, no liability has been reflected in the December 31, 2001 and 2000 balance sheets. Nonetheless, should ADM prevail, Igene could be liable for damages, and Igene could also lose the right to use a particular strain of yeast. However, Management expects that this will not affect Igene's ability to make and sell its product, AstaXin(R). Igene had expenses of $65,258 and $13,249, respectively in 2001 and 2000 associated with this on-going litigation.

(16) Income Taxes
     ____________

    At  December  31,  2001,  Igene has  federal  and  state  net
    operating  loss carry-forwards of approximately   $25,136,500
    that  expire  at various dates from 2002 through  2022.   The
    recorded   deferred  tax  asset,  representing  the  expected
    benefit  from  the  future realization of the  net  operating
    losses, net of the valuation allowance,  was   $-0- for  2001
    and 2000.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)


(16) Income Taxes (continued)
     ________________________

     The sources of the deferred tax asset are approximately as follows:

     Net  operating  loss carry-forward  benefit  $ (9,707,700)
     Valuation allowance                            (9,707,700)
                                                  _____________

     Deferred tax asset, net                      $        ---
                                                  =============

(17) Uncertainty
     ___________

    Igene has incurred net losses in each year of its existence, aggregating approximately $34,000,000 from inception to December 31, 2001 and its liabilities and redeemable preferred stock exceeded its assets by approximately $10,983,000 at that date. These factors indicate that Igene will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

    The continuing successful marketing of Igene's product, AstaXin(R), may permit Igene to attract additional capital and enable it to continue.

    Igene began manufacturing and selling AstaXin(R) during 1998 and has continued to do so to date, increasing sales and manufacturing levels into 2001. Igene believes this technology to be highly marketable. Igene hopes to continue increasing sales of AstaXin(R), eventually achieving gross profits and, subsequently, profitable operations. Though the achievement of these can not be assured.

    During  2000, Igene continued to fund its operations  through the  issuance of stock through direct purchases and loans  by
    directors  and  other  accredited investors.   This  provided
    additional capital of $1,600,000.

    During 2001, Igene continued to fund its operations through the issuance of warrants and convertible debentures through direct purchases and loans by directors and other accredited investors. This provided additional capital of $2,514,212.

(18) Nature of Risks and Concentrations
     __________________________________

    Igene derived revenue during 2001 and 2000 from sales of the product, AstaXin(R). Substantially all of Igene's 2001 and 2000 sales were to fish producers in the aquaculture industry in Chile. During 2001, 3 customers, who are located in Chile, represented over 10% of sales each, for a total of 83% in the aggregate, accordingly, all of Igene Chile's receivables are located in Chile. All of Igene's manufacturing operations for AstaXin(R) are conducted in a single manufacturing facility in Mexico City, Mexico.

    All of the preceding concentrations subject Igene to certain risks. For example, it is considered at least reasonably possible that any particular customer, distributor, product line, or provider of services or facilities may be lost in the near term. It is also considered at least reasonably possible that operations located outside the United States may be disrupted in the near term. However, Igene has at present no information that would lead it to believe that it will lose its principal product, principal customers, or its contracted manufacturer; or that its operations in Mexico City or Chile will be disrupted, though this belief can not be assured.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(18) Nature of Risks and Concentrations (continued)
     ______________________________________________

    Following is a schedule of the approximate carrying value of assets located in foreign countries by geographic area:

    Chile                                       $   750,000
    Mexico                                          300,000
    Norway                                          900,000
                                                ____________

    Total assets located in foreign countries   $ 1,950,000
                                                ============

(19) Simple Retirement Plan
     ______________________

   Effective January 1, 1997, Igene adopted a Simple Retirement Plan under Internal Revenue Code Section 408(p). The Plan is a defined contribution plan, which covers all of Igene's U.S. employees who receive at least $5,000 of compensation for the preceding year. The Plan permits elective employee contributions. Igene makes a nonelective contribution of 2% of each eligible employee's compensation for each year. Igene's contributions to the Plan for 2001 and 2000 were $7,997 and $7,275, respectively, which are expensed in the 2001 and 2000 statements of operations.

(20) Subsequent Events
     _________________

    In   March   2002,   certain  directors  of  Igene   provided
    additional funding of $750,000 in the form of demand notes payable in two years at 8%. All funds were received.

                           SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Columbia, Howard County, State of Maryland on April 1, 2002.


                         IGENE Biotechnology, Inc.
                         ___________________________________
                         (Registrant)

                         By     Stephen F. Hiu, President
                                ____________________________
                                Stephen F. Hiu

                         Date   April 1, 2002

                         By:    Edward J. Weisberger
                                ____________________________
                                Edward J. Weisberger

                         Date   April 1, 2002




In accordance with the Exchange Act, this report is to be signed below by the following persons on behalf of the registrant and in the capacities indicated.



Signature               Title                       Date
______________________  __________________________  _____________

Joseph C. Abeles        Director                    April 1, 2002
____________________
Joseph C. Abeles

John A. Cenerazzo       Director                    April 1, 2002
____________________
John A. Cenerazzo

Stephen F. Hiu          Director, President, Chief  April 1, 2002
____________________    Technical Officer,
Stephen F. Hiu          Treasurer

Thomas L. Kempner       Vice Chairman of Board      April 1, 2002
____________________    of Directors
Thomas L. Kempner

Michael G. Kimelman     Chairman of the Board       April 1, 2002
____________________    of Directors
Michael G. Kimelman

Sidney R. Knafel        Director                    April 1, 2002
____________________
Sidney R. Knafel

Patrick F. Monahan      Director, Vice President    April 1, 2002
____________________    Secretary and
Patrick F. Monahan      Director of Manufacturing