Form 10QSB
period 2002-03-31
IGENE BIOTECHNOLOGY INC
filed 2002-05-15
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 10549
                             FORM 10-QSB



(Mark One)

[x]  Quarterly report under Section 13 or 15(D) of the Securities
     Exchange Act of 1934

            For the quarterly period ended March 31, 2002
                                           ______________


[ ]  Transition report under Section 13 or 15(D) of the Exchange Act

        For the transition period from __________ to __________


                   Commission file number 0-15888
                                          _______

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

                          (410)997-2599
          ________________________________________________

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

Yes                        No       x
      ______                     ______


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

77,045,816 shares as of May 9, 2002.
___________________________________


Transitional Small Business Disclosure Format (check one):

Yes                        No       x
     ______                      ______

                             FORM 10-QSB
                      IGENE Biotechnology, Inc.


                                INDEX



PART I - FINANCIAL INFORMATION
                                                                  Page

     Consolidated Balance Sheets ...............................  5-6

     Consolidated Statements of Operations .....................  7

     Consolidated Statements of Stockholders' Deficit...........  8-9

     Consolidated Statements of Cash Flows .....................  10

     Notes to Consolidated Financial Statements ................  11-13

     Management's Discussion and Analysis of Financial
     Conditions and Results of Operations ......................  14-17

PART II - OTHER INFORMATION ....................................  18

SIGNATURES .....................................................  19

                      IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

               OF THE SECURITIES EXCHANGE ACT OF 1934

                               PART I

                        FINANCIAL INFORMATION


                     IGENE Biotechnology, Inc. and Subsidiaries
                            Consolidated Balance Sheets

                                                    March 31,       December 31,
                                                         2002               2001
                                                  _____________     _____________
                                                   (Unaudited)
ASSETS
CURRENT ASSETS

  Cash and cash equivalents                       $    117,984      $    394,487
  Accounts receivable,
   (net of allowances of $24,000; 2002 and 2001)       592,829           832,794
  Inventory                                          1,454,087           959,856
  Prepaid expenses and other current assets            449,218           290,553
  Deferred costs, current portion                       74,160            74,160
                                                  _____________     _____________

                                                     2,688,278         2,551,850


OTHER ASSETS
  Property and equipment, net                          244,563           232,923
  Deferred costs, net of current portion               275,138           304,267
  Equipment deposits                                   213,656           177,091
  Deposits on manufacturing equipment                  211,380           211,380
  Other assets                                          50,981            61,495
                                                  _____________     _____________

     TOTAL ASSETS                                 $  3,683,996      $  3,539,006
                                                  =============     =============

The accompanying notes are an integral part of the financial statements.

                   IGENE Biotechnology, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (continued)
                                                     March 31,       December 31,
                                                          2002               2001
                                                   _____________     _____________
                                                    (Unaudited)
LIABILITIES, REDEEMABLE PREFERED STOCK
  AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses            $    882,056      $  1,085,893
  Equipment lease payable                                   ---             1,733
  Variable rate subordinated debenture                1,500,000         1,500,000
                                                   _____________     _____________

     TOTAL CURRENT LIABILITIES                        2,382,056         2,587,626

LONG-TERM DEBT
  Notes payable                                       6,057,959         6,057,959
  Convertible debentures                              4,264,212         3,514,212
  Accrued interest                                    2,186,199         1,927,256
                                                   _____________     _____________

     TOTAL LIABILITIES                               14,890,426        14,087,053
                                                   _____________     _____________

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred
     stock, 8% cumulative, convertible,
     voting, series A, $.01 par value per
     share. Redemption value $16.64
     and $16.48, respectively.  Authorized
     1,312,500 shares, issued 26,405 shares             439,379           435,154
                                                   _____________     _____________

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value per share.
     Authorized, 750,000,000 shares;
     issued and outstanding 77,005,618
     and 75,848,600 shares,
     respectively.                                      770,056           758,486
  Additional paid-in capital                         22,230,893        22,188,836
  Deficit                                           (34,646,758)      (33,930,523)
                                                   _____________     _____________

     TOTAL STOCKHOLDERS' DEFICIT                    (11,645,809)      (10,983,201)
                                                   _____________     _____________

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $  3,683,996      $  3,539,006
                                                   =============     =============

The accompanying notes are an integral part of the financial statements.

                   IGENE Biotechnology, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three months ended
                                                  _______________________________

                                                    March 31,         March 31,
                                                         2002              2001
                                                  _____________     _____________
Sales - AstaXin(R)                                $    508,251      $    445,018
Sales - Nutraceuticals                                 555,357              ----
Cost of sales - AstaXin(R)                            (430,660)         (412,119)
Cost of sales - Nutraceuticals                        (366,684)              ---
                                                  _____________     _____________

   Gross profit                                        266,264            32,899

Operating expenses:
  Marketing and selling                                248,278           144,179
  Research, development and pilot plant                180,391           107,335
  General and administrative                           335,689           122,398
                                                  _____________     _____________

     Total operating expenses                          764,358           373,912
                                                  _____________     _____________

     Operating (loss)                                 (498,094)         (341,013)
                                                  _____________     _____________

Other income (expense)
  Miscellaneous income                                     ---             3,000
  Interest expense, net of interest income of
    $637 and $869, respectively                       (218,141)         (187,748)
                                                  _____________     _____________

     Total other income                               (218,141)         (184,748)

     Net loss                                     $   (716,235)     $   (525,761)
                                                  =============     =============

     Basic and diluted
       net loss per common share                  $      (0.01)     $      (0.01)
                                                  =============     =============

The accompanying notes are an integral part of the financial statements.

                   IGENE Biotechnology, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Deficit
                                   (Unaudited)


                                                        Redeemable Preferred Stock
                                                              (shares/amount)
                                                      ______________________________

Balance at January 1, 2001                                 26,405       $   418,255

Cumulative undeclared dividends
  on redeemable preferred stock                               ---             4,225

Exercise of employee stock options                            ---               ---

Exercise of warrants                                          ---               ---

Net loss for the three months ended March 31, 2001            ---               ---
                                                      ____________      ____________

Balance at March 31, 2001                                  26,405       $   422,480
                                                      ============      ============


Balance at January 1, 2002                                 26,405       $   435,154

Cumulative undeclared dividends
  on redeemable preferred stock                               ---             4,225

Exercise of employee stock options                            ---               ---

Exercise of warrants                                          ---               ---

Net loss for the three months ended March 31, 2002            ---               ---
                                                      ____________      ____________

Balance at March 31, 2002                                  26,405       $   439,379
                                                      ============      ============

The accompanying notes are an integral part of the financial statements.

                              IGENE Biotechnology, Inc. and Subsidiaries
                           Consolidated Statements of Stockholders' Deficit
                                       (Unaudited - Continued)

                                                                          Additional                         Total
                                                   Common Stock            Paid-in                       Stockholders'
                                                 (shares/amount)           Capital          Deficit         Deficit
                                               ___________  ___________   _____________   _____________   _____________
Balance at January 1, 2001                     62,249,005   $  622,490    $ 21,411,645    $(30,257,564)   $ (8,223,429)

Cumulative undeclared dividends
  on redeemable preferred stock                       ---          ---          (4,225)            ---          (4,225)

Exercise of employee stock options                  5,000           50             200             ---             250

Exercise of warrants                              170,910        1,709          15,382             ---          17,091

Net loss for the three months ended
  March 31, 2001                                      ---          ---             ---        (525,761)       (525,761)

                                               ___________  ___________   _____________   _____________   _____________

Balance at March 31, 2001                      62,424,915   $  624,249    $ 21,423,002    $(30,783,325)   $ (8,736,074)
                                               ===========  ===========   =============   =============   =============


Balance at January 1, 2002                     75,848,600   $  758,486    $ 22,188,836    $(33,930,523)   $(10,983,201)

Cumulative undeclared dividends
  on redeemable preferred stock                       ---          ---          (4,225)            ---          (4,225)

Shares issued for manufacturing agreement       1,157,018       11,570          46,282             ---          57,852

Net loss for the three months ended
  March 31, 2002                                      ---          ---             ---        (716,235)       (716,235)

                                               ___________  ___________   _____________   _____________   _____________

Balance at March 31, 2002                      77,005,618   $  770,056    $ 22,230,893    $(34,646,758)   $(11,645,809)
                                               ===========  ===========   =============   =============   =============

The accompanying notes are an integral part of the financial statements.

                              IGENE Biotechnology, Inc. and Subsidiaries
                                 Consolidated Statements of Cash Flows
                                            (Unaudited)

                                                                         Three months ended
                                                                       March 31,      March 31,
                                                                            2002           2001
                                                                     ____________   ____________
Cash flows from operating activities
   Net loss                                                          $  (716,235)   $  (525,761)
   Adjustments to reconcile net loss to net cash used
   by operating activities:
     Depreciation                                                         12,183          5,272
     Amortization                                                         29,129         29,129
     Manufacturing cost paid in shares of common stock                    57,852            ---
     Interest on debenture paid in shares of common stock                 45,000         45,000
     Decrease (increase) in:
       Accounts receivable                                               239,965        (55,933)
       Inventory                                                        (494,231)      (194,572)
       Prepaid expenses and other current assets                        (158,665)        26,307
     Increase (decrease) in accounts payable and accrued expenses         10,106        344,129
                                                                     ____________   ____________

       Net cash used in operating activities                            (974,896)      (326,429)
                                                                     ____________   ____________

Cash flows from investing activities
   Capital expenditures                                                  (23,823)        (3,336)
   Deposits and other assets                                             (26,051)           ---
                                                                     ____________   ____________

       Net cash used in investing activities                             (49,874)        (3,336)
                                                                     ____________   ____________

Cash flows from financing activities
   Proceeds from borrowing                                               750,000        800,000
   Repayment of long-term debt                                            (1,733)        (7,502)
   Proceeds from exercise of employee stock options                          ---            ---
                                                                     ____________   ____________

       Net cash provided by financing activities                         748,267        792,498
                                                                     ____________   ____________

       Net (decrease) increase in cash and cash equivalents             (276,503)       462,733

       Cash and cash equivalents at beginning of period                  394,487        143,572
                                                                     ____________   ____________

       Cash and cash equivalents at end of period                    $   117,984    $   606,305
                                                                     ============   ============

Supplementary disclosure and cash flow information
__________________________________________________


Cash paid for interest                                               $      224     $      ---
Cash paid for income taxes                                                  ---            ---

See Note (2) for non-cash investing and financing activities.


The accompanying notes are an integral part of the financial statements.

            IGENE Biotechnology, Inc. and Subsidiaries
                  Notes to Financial Statements

(1)  Unaudited consolidated financial statements

     The consolidated financial statements of Igene Biotechnology, Inc. and Subsidiaries ("Igene") presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operation and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This quarterly report on Form 10-QSB should be read in conjunction with Igene's Annual Report on Form 10-KSB for the year ended December 31, 2001.

(2)  Noncash investing and financing activities

     During the three months ended March 31, 2002 and 2001, the Company recorded in each quarter dividends in arrears on 8% redeemable preferred stock at $.16 per share aggregating $4,225, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

     During the three months ended March 31, 2001, the Company capitalized leased equipment by recording a lease obligation payable of $18,500 under a capital lease.

     During the three months ended March 31, 2001, the Company cancelled demand notes payable of $1,150,000 and related accrued interest of $14,211 by issuing new 8% debentures which became convertible into the Company's common stock on the effective date of a sufficient increase in the Company's authorized shares.

(3)  Foreign Currency Translation and Transactions

     Since the day-to-day operations of Igene's foreign subsidiary in Chile are dependent on the economic environment of the parent's currency, the financial position and results of operations of Igene Chile are determined using Igene's reporting currency (US dollars) as the functional currency. All exchange gains and losses from remeasurement of monetary assets and liabilities that are not denominated in US dollars are recognized currently in income. These losses and gains occurred primarily as a result of the effect of valuation of the Chilean Peso on Igene's accounts receivables, which are mostly denominated in Chilean Pesos.

     The financial position and results of operations of Igene Norway, whose functional currency is the Norway Krone, consolidated herein have been translated into US dollars in accordance with SFAS No. 52, "Foreign Currency Translation," (as amended by SFAS No. 130, "Reporting Comprehensive Income"). All assets and liabilities of this subsidiary have been translated at the exchange rate at the balance sheet date. Income statement amounts have been translated using average rate of exchange over the period. Any resultant translation adjustments are included in other comprehensive income, a separate component of stockholders' equity. Because this subsidiary was purchased in December 2001 and the Norway Krone has not fluctuated since then no foreign currency translation adjustment arose in the first quarter of March 31, 2002. Any gains and losses from foreign currency transactions of this subsidiary are included in operations.

           IGENE Biotechnology, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                           (continued)


(4)  Inventories

     Inventory, stated at lower of cost, on a first-in first-out basis, or market value, represents AstaXin(R) manufactured and held for sale, as follows:


                                      March 31,     December 31,
                                           2002             2001
                                   _____________   _____________
     Work-in-process - AstaXin(R)  $        ---    $     35,764
     Finished goods - AstaXin(R)      1,288,900         776,381
     Nutraceuticals                     165,187         147,711
                                   _____________   _____________

       Total inventory             $  1,454,087    $    959,856

(5)  Stockholders' Equity (Deficit)

     As of March 31, 2002 and 2001, 52,810 shares of authorized but unissued common stock were reserved for issue upon conversion of the Company's outstanding preferred stock.

     As  of  March  31, 2002 and 2001, 74,604,500 and  74,905,166
     shares, respectively, of authorized but unissued common stock were reserved for distribution and exercise pursuant to the Company's Employee Stock Option Plans.

     As  of  March 31, 2002 and 2001, 80,000 and 160,000  shares, respectively, of authorized but unissued common stock were reserved for issuance for payment of interest on the variable rate subordinated debenture and 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the variable rate subordinated debenture.

     As  of  March  31,  2002  and  2001,  13,174,478  shares  of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $1,082,500 held by directors of the Company.

     As  of  March 31, 2002 and 2001, 188,016,085 and 131,759,345
     shares,  respectively,  of authorized  but  unissued  common
     stock   were   reserved  for  the  exercise  of  outstanding
     warrants.

     As  of  March  31, 2002 and 2001, 13,799,963 and  20,000,000
     shares, respectively, of authorized but unissued common stock were reserved for issuance to the Company's contract manufacturer pursuant to the terms of the current manufacturing contract.

(6)  Basic and diluted net loss per common share

     Basic and diluted net loss per common share for the three-month periods ended March 31, 2002 and 2001 is based on 75,848,600 and 62,287,586, respectively, of weighted average common shares outstanding. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends in arrears on preferred stock. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

           IGENE Biotechnology, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                           (continued)


(7)  Income Taxes

     The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, "Accounting for Income Taxes. Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. Deferred income taxes will be recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized; accordingly, all net deferred income taxes have been eliminated by a valuation allowance.

(8)  Contingency - Litigation

     Archer Daniels Midland, Inc. ("ADM") has sued Igene, alleging patent infringement and requesting injunctive relief as well as an unspecified amount of damages (suit filed July 21, 1997, U.S. District Court, Baltimore, MD). Igene has filed a $300,450,000 counterclaim concerning the theft of trade secrets (counter claim filed August 4, 1997). The court denied ADM's request for preliminary injunctive relief. Mediation efforts during 1999 did not resolve this dispute, which has been returned to the court for a judicial disposition. Presently, a stay on all discovery remains in effect while a court-appointed expert analyzes the yeast products of both parties. Igene believes that it is not probable that this dispute will result in an unfavorable outcome to Igene. Accordingly, no liability has been reflected in the March 31, 2002 balance sheet. Nonetheless, should ADM prevail, Igene could be liable for damages, and Igene could also lose the right to use a particular strain of yeast. However, Igene expects that this will not affect Igene's ability to make and sell its product, AstaXin(R). The Company had expenses of $-0-, in the three months ended March 31, 2002 and 2001 relating to this on-going litigation.

(9) Subsequent Events

     None.

           IGENE Biotechnology, Inc. and Subsidiaries
            Management's Discussion and Analysis of
          Financial Condition and Results of Operations

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

CERTAIN STATEMENTS IN THIS REPORT SET FORTH MANAGEMENT'S INTENTIONS, PLANS, BELIEFS, EXPECTATIONS OR PREDICTIONS OF THE FUTURE BASED ON CURRENT FACTS AND ANALYSES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENTS, DUE TO A VARIETY OF FACTORS INCLUDING REDUCED PRODUCT DEMAND, INCREASED COMPETITION, CURRENCY FLUCTUATIONS, AVAILABILITY OF PRODUCTION CAPACITY, GOVERNMENT ACTION, WEATHER CONDITIONS, AND OTHER FACTORS.

Results of Operations
_____________________

Sales and other revenue

     Sales of AstaXin(R) during the quarter ended March 31, 2002 and 2001, were $508,251 and $445,018, respectively, an increase of $63,233 or 14%. Sales for subsequent quarters are expected to continue to increase in 2002 at this pace as they did in 2001, but are still seen to be limited by production capacity. However, there can be no assurance that these, or any increases in sales will occur, or that they will be material.

     The quarter ended March 31, 2002 Igene recorded sales of $555,357 for Nutraceuticals. This is a new business line for Igene which it added along with the 2001 acquisition of ProBio Nutraceuticals. Sales for subsequent quarters are expected to continue to increase but no subsequent trend is seen. However, there can be no assurance that these, or any increases in sales will occur, or that they will be material.

Cost of sales and gross profit

     Gross Profit on sales of AstaXin(R) was $77,591 and $32,899 for the quarters ended March 31, 2002 and 2001, respectively, an increase of $44,692, this is 15% and 7% of sales for the quarters, respectively. The Company expects that the level of gross profit to be maintained in the future as a percentage of sales, with expected increases in production efficiency offsetting pricing competition, but the company can provide no assurances in that regard. The Company plans to continue to increase production of AstaXin, as needed, to meet expected increased sales of AstaXin. Demand is increasing both due to seasonal increases in customer usage and increases in our market share. If demand for AstaXin continues to increase, as the
Company  expects  that it will, sales and gross  profits  may  be limited  by  the  quantities of AstaXin the Company  is  able  to produce with its presently available capacity with its contract manufacturer, as was the case during the fourth quarter of 2001. To avoid this limitation, the Company is presently investigating other additional sources of available production capacity. However, there can be no assurance that the Company will be able to find and subsequently be able to utilize other additional sources of production capacity as quickly as they are needed, and sales and gross profit growth may be limited unless augmented by increases in production efficiency resulting from process research and development. Presently available capacity with the Company's current contract manufacturer is expected to allow for an approximate increase of 80% over capacity being used as of March 31, 2002.

     The preceding  resulted in cost of  sales  for  the  quarter
ended   March  31,  2002  and  2001  of  $430,660  and  $412,119,
respectively, an increase of $18,541 or 4.5%.

     The quarter ended March 31, 2002 Igene recorded gross profit of $188,673 for Nutraceuticals as a result of $366,684 in cost of sales. This is a gross profit of 34% as a percentage of sales. This is a new business line for Igene which it added along with the 2001 acquisition of ProBio Nutraceuticals.

                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Cost of sales and gross profit (continued)

     Profit for subsequent quarters are expected to continue to increase in total, maintaining the same profit percentage, but no subsequent trend is seen. However, there can be no assurance that these, or any increases in sales will occur, or that they will be material.

Marketing and selling expenses

     Marketing expenses are expected to continue to increase, since to achieve continuing and increasing sales, and to enter other markets for both AstaXin(R) and Nutraceuticals, the Company will need to make additional marketing efforts both products. These additional expenses are expected to be funded by gross profits from product sales, however, there can be no assurance that these sales will occur, that they will be material or that gross profits will result. Marketing and selling expenses for the quarter ended March 31, 2002 were $248,278, an increase of $104,099, or 72% over the marketing and selling expenses of $144,179 for the quarter ended March 31, 2001.

Research, development and pilot plant expenses

     Research, development and pilot plant expenses are expected to continue to increase at a moderate rate in the near term in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, development of higher yielding strains of yeast and other improvements in the Company's AstaXin(R) and Nutraceuticals technology. For the first quarter of 2002 and 2001, these expenses were $180,391 and $107,335, respectively, an increase of $73,056 or 68%. However, there can be no assurance that such improvements in efficiency and yield will continue to occur, or that they will be material. These expenses are expected to be funded through additional funding from stockholders, and by profitable operations, if profitable operations occur.

Operating expenses

    General and administrative expenses for the first quarter of 2002 and 2001 were $335,689 and $122,398, respectively, an increase  of  $213,291 or 174%.  This increase results  from  the purchase of ProBio Nutraceuticals, the additional management received and the overhead incurred, as well as increases in cost of insurance coverage, increased legal fees and administrative travel due to the expansion of the Company. General and administrative expenses are expected to continue at the current rate in the near future. These expenses are expected to be funded by additional funding from stockholders, and by profitable operations, if profitable operations occur.

Litigation expenses

     Management expects to ultimately recover some portion of litigation expenses previously incurred, which are associated with the suit filed against the Company by ADM and the Company's counterclaim, through damage awards and to preserve the commercial product rights associated with AstaXin(R). However, there can be no assurance that the Company will receive damage awards or that its rights will be preserved. The Company incurred no litigation expenses for the quarters ended March 31, 2002 and 2001. Expenses associated with this on-going litigation decreased, as compared to the first quarter in the prior year, since a stay on all discovery has remained in effect while a court appointed expert analyzes the yeast product of both parties to the suit. Costs of litigation will continue in the future at levels based on management's continuing assessments of the potential costs and benefits of various litigation strategies and alternatives. These expenses are expected to be funded by additional funding from stockholders. A range of reasonably possible losses from the litigation cannot be estimated at this time, and accordingly, no liability has been reflected in the March 31, 2002 financial statements.

Interest expense (net of interest income)

    Interest expense (net of interest income) for the first quarter of 2002 and 2001 was $218,141 and $187,748, respectively, an increase of $30,393 or 16%. This interest expense (net of interest income) was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debenture in both periods, and has increased due to increased financing from directors.

                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Net loss and basic and diluted net loss per common share

     As a result of the foregoing, the Company reported net losses of $716,235 and $525,761, respectively, for the first quarters of 2002 and 2001, an increase in the loss of $190,474 or 36%. This represents a loss of $.01 per basic and diluted common share in each of the first quarters of 2002 and 2001. The weighted average numbers of shares of common stock outstanding of 75,848,600 and 62,287,586, for the first quarters of 2002 and 2001, respectively, have increased by 13,561,014 shares. This resulted from the issuance of 80,000 shares in lieu of interest payment on a subordinated debenture, the issue of 8,000,000 shares of stock related to the purchase of ProBio, the issuance of 300,666 shares of common stock pursuant to the exercise of employee stock options, and the issuance of 6,200,037 shares to its manufacturer as regards the manufacturing agreement. The weighting of the last issuance of 1,157,018 shares to its manufacturer will have only a minimal effect on the weighted average number of shares of common stock outstanding as they were not issued until the end of March, 2002.

Financial Position

     During  the  quarters  ended  March  31, 2002  and 2001, the
following   actions   also   materially  affected  the  Company's
financial position:

     o Igene increased inventory from manufacture during the quarter ended March 31, 2002 by $494,231.

     o The carrying value of redeemable preferred stock was increased and paid-in capital available to common shareholders was decreased by $4,225 in 2001 and 2000, reflecting cumulative unpaid dividends on redeemable preferred stock.

     o Due to increased activity in preparation for increased production, prepaid expenses and other current assets increased by $158,665 for the quarter ended March 31, 2002.

     o Accounts receivable collections during the first quarter of 2002 provided $239,965 in cash to the Company.


     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of March 31, 2002, total dividends in arrears on Igene's preferred stock total $228,139 ($8.64 per share) and are included in the carrying value of the redeemable preferred stock.

Liquidity and Capital Resources

     Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of March 31, 2002, Igene had working capital of $306,222, and cash and cash equivalents of $117,984.

     Cash used by operating activities during the quarters  ended
March  31,  2002  and  2001 amounted to  $947,896  and  $326,429, respectively, an increase in cash used of $621,467.

     Cash used by investing activities increased by $46,538, from $3,336 for the quarter ended March 31, 2001 to $49,874 for the quarter ended March 31, 2002. This was as a result of increased capital expenditures.

     Cash provided by financing activities decreased by $44,231 from $792,498 for the quarter ended March 31, 2001 to $748,267 for the quarter ended March 31, 2002. Financing activities consisted principally of notes from directors. For the quarters ended March 31, 2002 and 2001, the contributions were $750,000 and $800,000, respectively.

                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Liquidity and Capital Resources (continued)

     Over the next twelve months, Igene believes it will need additional working capital. Igene hopes to achieve profits from sales of AstaXin(R) and Nutraceuticals, but additional funding will also be required to finance increased customer receivables and inventory levels caused by expansion of sales and manufacturing. However, there can be no assurance that projected profits, if any, from sales, or projected additional funding from directors will be available to Igene to fund its continued operations.

     The Company does not believe that inflation has had a significant impact on its operations during the quarters ended
March 31, 2002 and 2001.

                    IGENE Biotechnology, Inc.
                             PART II
                        OTHER INFORMATION

Item 1.   Legal Proceedings.

     Archer Daniels Midland, Inc. ("ADM") has sued Igene, alleging patent infringement and requesting injunctive relief as well as an unspecified amount of damages (suit filed July 21, 1997, U.S. District Court, Baltimore, MD). Igene has filed a $300,450,000 counterclaim concerning the theft of trade secrets (counter claim filed August 4, 1997). The court denied ADM's request for preliminary injunctive relief. Mediation efforts during 1999 did not resolve this dispute, which has been returned to the court for a judicial disposition. Presently, a stay on all discovery remains in effect while a court-appointed expert analyzes the yeast products of both parties. Igene believes that it is not probable that this dispute will result in an unfavorable outcome to Igene. Accordingly, no liability has been reflected in the March 31, 2002 balance sheet. Nonetheless, should ADM prevail, Igene could be liable for damages, and Igene could also lose the right to use a particular strain of yeast. However, Igene expects that this will not affect Igene's ability to make and sell its product, AstaXin(R). The Company had expenses of $-0-, in the three months ended March 31, 2002 and 2001 relating to this on-going litigation.

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

Item 3.   Defaults Upon Senior Securities.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of March 31, 2002, total dividends in arrears on the Company's preferred stock total $228,139 ($8.64 per share) and are included in the carrying value of the redeemable preferred stock.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None

Item 5.   Other Information.

     None

Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits

          None

    (b)   Reports on Form 8-K

          On  January  4,  2002,  Igene filed a Current Report on
          Form  8-K  disclosing  the  purchase of its sales agent
          ProBio Nutraceuticals.

          On March 6, 2002, Igene filed an amendment to Current Report on Form 8-K filed January 4, 2002, containing unaudited consolidated pro forma financial statements relating to Igene's purchase of Pro Bio Nutraceuticals.

                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              IGENE Biotechnology, Inc.
                              ______________________________
                              (Registrant)




Date:   May 15, 2002      By:  /s/Stephen F. Hiu
                               _____________________________
                               Stephen F. Hiu
                               President




Date:   May 15, 2002      By:  /s/Edward J. Weisberger
                               _____________________________
                               Edward J. Weisberger
                               Chief Financial Officer