Form 10QSB
period 2002-06-30
IGENE BIOTECHNOLOGY INC
filed 2002-08-14
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 10549
                           FORM 10-QSB



(Mark One)

[x] Quarterly report under Section 13 or 15(D) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 2002
          ____________________________________________


[ ]   Transition report under Section 13 or 15(D) of the
      Exchange Act

   For the transition period from ___________ to ___________


                 Commission file number 0-15888
                 ______________________________


                    IGENE Biotechnology, Inc.
_________________________________________________________________
(Exact name of Small Business Issuer as Specified in its Charter)


          Maryland                               52-1230461
_______________________________           _______________________
(State or Other Jurisdiction of             (I.R.S. Employer
 Incorporation or organization)             Identification No.)


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

Yes                    No      x
     ______                 ______


State  the  number  of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
78,357,368 shares as of July 20, 2002.
_____________________________________


Transitional Small Business Disclosure Format (check one):

Yes                    No      x
     ______                 ______

                           FORM 10-QSB
                    IGENE Biotechnology, Inc.

                              INDEX



PART I    -     FINANCIAL INFORMATION

                                                          Page

     Consolidated Balance Sheets .......................  5-6

     Consolidated Statements of Operations .............  7

     Consolidated Statements of Stockholders' Deficit...  8-9

     Consolidated Statements of Cash Flows .............  10

     Notes to Consolidated Financial Statements.........  11-13

     Management's Discussion and Analysis of Financial
     Conditions and Results of Operations ..............  14-17

PART II   -    OTHER INFORMATION .......................  18-19

SIGNATURES .............................................  20

                    IGENE BIOTECHNOLOGY, INC.

           QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

             OF THE SECURITIES EXCHANGE ACT OF 1934

                             PART I

                      FINANCIAL INFORMATION

           IGENE Biotechnology, Inc. and Subsidiaries
                   Consolidated Balance Sheets

                                                 June 30,    December 31,
                                                    2002            2001
                                               ____________  ____________
                                               (Unaudited)
ASSETS
CURRENT ASSETS

  Cash and cash equivalents                    $   301,441   $   394,487
  Accounts receivable,
    (net of allowances of $24,000;
    2002 and 2001)                                 611,435       832,794
  Inventory                                      1,751,755       959,856
  Prepaid expenses
    and other current assets                       474,043       290,553
  Deferred costs, current portion                   74,160        74,160
                                               ____________  ____________

                                                 3,212,834     2,551,850

OTHER ASSETS
  Property and equipment, net                      631,802       232,923
  Deferred costs, net of current portion           246,010       304,267
  Equipment deposits                               223,856       177,091
  Deposits on manufacturing equipment              239,805       211,380
  Other assets                                      80,077        61,495
                                               ____________  ____________

     TOTAL ASSETS                              $ 4,634,384   $ 3,539,006
                                               ============  ============


The accompanying notes are an integral part of the financial statements.

           IGENE Biotechnology, Inc. and Subsidiaries
                   Consolidated Balance Sheets
                           (continued)

                                                   June 30,  December 31,
                                                      2002          2001
                                               ____________  ____________
                                                (Unaudited)

LIABILITIES, REDEEMABLE PREFERED STOCK
  AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses        $ 1,631,801   $ 1,085,893
  Equipment lease payable                              ---         1,733
  Variable rate subordinated debenture           1,500,000     1,500,000
                                               ____________  ____________

     TOTAL CURRENT LIABILITIES                   3,131,801     2,587,626

LONG-TERM DEBT
  Notes payable                                  6,361,292     6,057,959
  Convertible debentures                         4,514,212     3,514,212
  Accrued interest                               2,385,144     1,927,256
                                               ____________  ____________

     TOTAL LIABILITIES                          16,392,449    14,087,053
                                               ____________  ____________

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred
     stock, 8% cumulative, convertible,
     voting, series A, $.01 par value per
     share. Redemption value $16.64
     and $16.48, respectively.  Authorized
     1,312,500 shares, issued 26,405 shares        443,604       435,154
                                               ____________  ____________

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value per share.
     Authorized, 750,000,000 shares;
     issued and outstanding 77,005,618
     and 75,848,600 shares,
     respectively.                                 783,574       758,486
  Additional paid-in capital                    22,342,507    22,188,836
  Accumulated other comprehensive income           106,422           ---
  Deficit                                      (35,434,172)  (33,930,523)
                                               ____________  ____________

     TOTAL STOCKHOLDERS' DEFICIT               (12,201,669)  (10,983,201)
                                               ____________  ____________

     TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                   $ 4,634,384   $ 3,539,006
                                               ============  ============







The accompanying notes are an integral part of the financial statements.

                   IGENE Biotechnology, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                Three months ended             Six months ended
                                           __________________________     __________________________

                                               June 30,      June 30,         June 30,      June 30,
                                                  2002          2001             2002          2001
                                           ____________  ____________     ____________  ____________
Sales - AstaXin(R)                         $   660,664   $ 1,096,525      $ 1,168,915   $ 1,541,543
Sales - Nutraceuticals                         581,049           ---        1,136,406           ---
Cost of sales - AstaXin(R)                     603,981       914,442        1,034,641     1,326,561
Cost of sales - Nutraceuticals                 455,753           ---          822,437           ---
                                           ____________  ____________     ____________  ____________

     Gross profit                              181,979       182,083          448,243       214,982
                                           ____________  ____________     ____________  ____________

Operating expenses:
  Marketing and selling                        334,596       320,905          582,874       465,084
  Research, development and pilot plant        191,333       118,277          371,724       225,612
  General and administrative                   155,003       133,179          490,692       255,577
                                           ____________  ____________     ____________  ____________

     Total operating expenses                  680,932       572,361        1,445,290       946,273
                                           ____________  ____________     ____________  ____________

     Operating (loss)                         (498,953)     (390,278)        (997,047)     (731,291)
                                           ____________  ____________     ____________  ____________

Other income (expense)
  Miscellaneous income                             ---         3,000              ---         6,000
  Interest expense, net of
     interest income of $192, $5,839,
     $829, and $6,708 respectively            (288,461)     (240,099)        (506,602)     (427,847)
                                           ____________  ____________     ____________  ____________

     Net loss                              $  (787,414)  $  (627,377)     $(1,503,649)  $(1,153,138)
                                           ============  ============     ============  ============

     Basic and diluted net loss
     per common share                      $     (0.01)  $     (0.01)     $     (0.02)  $     (0.02)
                                           ============  ============     ============  ============




















The accompanying notes are an integral part of the financial statements.

                   IGENE Biotechnology, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Deficit
                                   (Unaudited)

                                                Redeemable Preferred Stock
                                                      (shares/amount)
                                                __________________________
Balance at January 1, 2001                         26,405      $  418,255

Cumulative undeclared dividends
  on redeemable preferred stock                       ---           8,450

Issuance of common stock in
  lieu of cash in payment of
  interest on subordinate debenture                   ---             ---

Exercise of employee stock options                    ---             ---

Exercise of warrants                                  ---             ---

Net loss for the six months ended
  June 30, 2001                                       ---             ---
                                                ___________    ___________

Balance at June 30, 2001                            26,405     $  426,705
                                                ===========    ===========

Balance at January 1, 2002                          26,405     $  435,154

Cumulative undeclared dividends
  on redeemable preferred stock                        ---          8,450

Issuance of common stock in
  lieu of cash in payment of
  interest on subordinate debenture                    ---            ---

Shares issued for manufacturing agreement              ---            ---

Comprehensive loss:                                    ---            ---

Net loss for the six months ended
  June 30, 2002                                        ---            ---

Other comprehensive income -
  Foreign currency translation                         ---            ---

     Total comprehensive loss                          ---            ---
                                                ___________    ___________

Balance at June 30, 2002                            26,405     $  443,604
                                                ===========    ===========










The accompanying notes are an integral part of the financial statements.

                                      IGENE Biotechnology, Inc. and Subsidiaries
                                   Consolidated Statements of Stockholders' Deficit
                                             (Unaudited - Continued)
                                                                            Accumulated
                                                               Additional      Other           Total
                                          Common Stock          Paid-in     Comprehensive   Stockholders'
                                         (shares/amount)        Capital       Deficit       Income(Loss)     Deficit
                                      ______________________  _____________  _____________  _____________  _____________
Balance at January 1, 2001            62,249,005  $ 622,490   $ 21,411,645   $(30,257,564)           ---   $ (8,223,429)

Cumulative undeclared dividends
  on redeemable preferred stock              ---        ---         (8,450)           ---            ---         (8,450)

Issuance of common stock in
  lieu of cash in payment of
  interest on subordinate debenture       40,000        400         89,600            ---            ---         90,000

Exercise of employee stock options         5,000         50            200            ---            ---            250

Exercise of warrants                     170,910      1,709         15,382            ---            ---         17,091

Net loss for the six months ended
  June 30, 2001                              ---        ---            ---     (1,153,138)           ---     (1,153,138)
                                      __________  __________  _____________  _____________  _____________  _____________

Balance at June 30, 2001              62,464,915  $ 624,649   $ 21,508,377   $(31,410,702)  $        ---   $ (9,277,676)
                                      ==========  ==========  =============  =============  =============  =============

Balance at January 1, 2002            75,848,600  $ 758,486   $ 22,188,836   $(33,930,523)           ---   $(10,983,201)

Cumulative undeclared dividends
  on redeemable preferred stock              ---        ---         (8,450)           ---            ---         (8,450)

Issuance of common stock in
  lieu of cash in payment of
  interest on subordinate debenture       40,000        400         89,600            ---            ---         90,000

Shares issued for manufacturing
  agreement                            2,468,768     24,688         72,521            ---            ---         97,209

Comprehensive loss:

  Net loss for the six months ended
  June 30, 2002                              ---        ---            ---     (1,503,649)           ---     (1,503,649)

Other comprehensive income -
  Foreign currency translation               ---        ---            ---            ---        106,422        106,422
                                                                                                           _____________

     Total comprehensive loss                ---        ---            ---            ---            ---     (1,397,227)

                                      __________  __________  _____________  _____________  _____________  _____________

Balance at June 30, 2002              78,357,368  $ 783,574   $ 22,342,507   $(35,434,172)  $    106,422   $(12,201,669)
                                      ==========  ==========  =============  =============  =============  =============








The accompanying notes are an integral part of the financial statements.

                     IGENE Biotechnology, Inc. and Subsidiaries
                        Consolidated Statements of Cash Flows

                                                                   Six months ended
                                                                June 30,       June 30,
                                                                   2002           2001
                                                             ____________   ____________
Cash flows from operating activities
   Net loss                                                  $(1,503,649)   $(1,153,138)
   Adjustments to reconcile net loss to net cash used
   by operating activities:
     Depreciation                                                 26,455         11,164
     Amortization                                                 58,257         58,257
     Foreign currency translation adjustment                     106,422            ---
     Manufacturing cost paid in shares of common stock            97,209            ---
     Interest on debenture paid in shares of common stock         90,000         90,000
     Decrease (increase) in:
       Accounts receivable                                       221,359       (466,612)
       Inventory                                                (791,899)      (249,810)
       Prepaid expenses and other current assets                (183,491)       (80,531)
     Increase in
       Accounts payable and accrued expenses                   1,003,797        924,283
                                                             ____________   ____________

       Net cash used in operating activities                    (875,540)      (866,387)
                                                             ____________   ____________

Cash flows from investing activities
     Deposits and other assets                                   (93,722)           ---
     Capital expenditures                                       (425,334)       (52,545)
                                                             ____________   ____________

       Net cash used in investing activities                    (519,106)       (52,545)
                                                             ____________   ____________

Cash flows from financing activities
   Proceeds from borrowing                                     1,000,000      1,050,000
   Proceeds from (repayment of) long-term debt                   301,600         (7,896)
                                                             ____________   ____________

       Net cash provided by financing activities               1,301,600      1,042,104
                                                             ____________   ____________

       Net (decrease) increase in cash and cash equivalents      (93,046)       123,172

       Cash and cash equivalents at beginning of period          394,487        143,572
                                                             ____________   ____________

       Cash and cash equivalents at end of period            $   301,441    $   266,744
                                                             ============   ============

Supplementary disclosure and cash flow information
__________________________________________________


Cash paid for interest                                       $      508     $       235
Cash paid for income taxes                                          ---             ---

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

(2)  Non cash investing and financing activities

     During the six months ended June 30, 2002 and 2001, the Company recorded in each quarter dividends in arrears on 8% redeemable preferred stock cumulating at $.32 per share aggregating $8,450, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

     During the six months ended June 30, 2002 and 2001 the company issued 40,000 shares of common stock in each period in payment of interest on the variable rate subordinated debenture. If paid in cash, the interest would have been payable at 12% in the amount of $90,000 in each period. Shares may be issued in lieu of cash under the terms of the debenture agreement at the higher of $2.25 per share or market price per share. The stock was issued and related interest was paid at $2.25 per share, or $90,000, in each period.

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

     The financial position and results of operations of Igene Norway, whose functional currency is the Norway Krone, consolidated herein have been translated into US dollars in accordance with SFAS No. 52, "Foreign Currency Translation," (as amended by SFAS No. 130, "Reporting Comprehensive Income"). All assets and liabilities of this subsidiary have been translated at the exchange rate at the balance sheet date. Income statement amounts have been translated using average rate of exchange over the period. Any resultant translation adjustments are included in other comprehensive income, a separate component of stockholders' equity. Any gains and losses from foreign currency transactions of this subsidiary are included in operations. Because this subsidiary was purchased in December 2001, no foreign currency translation adjustment arose in the six month period ended June 30, 2001. For the six months ended June 30, 2002 a foreign currency gain of $106,422 resulted because the Norway Krone fluctuated favorably against the US dollar.

           IGENE Biotechnology, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                           (continued)


(4)  Inventories

     Inventory, stated at lower of cost, on a first-in first-out basis, or market value, represents AstaXin(R) manufactured and held for sale, as follows:

                                          June 30,     December,
                                             2002          2001
                                        __________    __________
          Work-in-process - AstaXin(R)  $      ---    $   35,764
          Finished goods - AstaXin(R)    1,583,796       776,381
          Nutraceuticals                   167,959       147,711
                                        __________    __________

          Total inventory               $1,751,755    $  959,856

(5)  Stockholders' Equity (Deficit)

     As of June 30, 2002 and 2001, 52,810 shares of authorized but unissued common stock were reserved for issue upon conversion of the Company's outstanding preferred stock.

     As  of  June  30,  2002 and 2001, 74,604,500 and  74,905,166
     shares, respectively, of authorized but unissued common stock were reserved for distribution and exercise pursuant to the Company's Employee Stock Option Plans.

     As  of  June  30, 2002 and 2001, 40,000 and 120,000  shares, respectively, of authorized but unissued common stock were reserved for issuance for payment of interest on the variable rate subordinated debenture and 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the variable rate subordinated debenture.

     As   of  June  30,  2002  and  2001,  13,174,478  shares  of
     authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $1,082,500 held by directors of the Company.

     As of June 30, 2002, 31,427,651 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $2,514,212 held by directors of the Company.

     As  of  June  30, 2002 and 2001, 188,016,085 and 168,686,995
     shares,  respectively,  of authorized  but  unissued  common
     stock   were   reserved  for  the  exercise  of  outstanding
     warrants.

     As  of  June  30,  2002 and 2001, 12,488,213 and  20,000,000
     shares, respectively, of authorized but unissued common stock were reserved for issuance to the Company's contract manufacturer pursuant to the terms of the current manufacturing contract. For the six months ended June 30, 2002, 2,468,768 shares have been issued pursuant to this agreement at an average price of $.04 per share or $97,209, which has been included as cost of manufacturing.

     During the six months ended June 30, 2001, the company issued 5,000 new shares of common stock at $.05 per share or $250, pursuant to the exercise of employee stock option.

           IGENE Biotechnology, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                           (continued)

(6)  Basic and diluted net loss per common share

     Basic and diluted net loss per common share for the six-month periods ended June 30, 2002 and 2001 is based on 76,207,730 and 62,376,519, respectively, of weighted average common shares outstanding. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends in arrears on preferred stock. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

(7)  Income Taxes

     The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, "Accounting for Income Taxes". Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. Deferred income taxes will be recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized; accordingly, all net deferred income taxes have been eliminated by a valuation allowance.

(8)  Contingency - Litigation

     Archer Daniels Midland, Inc. ("ADM") has sued Igene, alleging patent infringement and requesting injunctive relief as well as an unspecified amount of damages (suit filed July 21, 1997, U.S. District Court, Baltimore, MD). Igene has filed a $300,450,000 counterclaim concerning the theft of trade secrets (counter claim filed August 4, 1997). The court denied ADM's request for preliminary injunctive relief. Mediation efforts during 1999 did not resolve this dispute, which has been returned to the court for a judicial disposition. Presently, a stay on all discovery remains in effect while a court-appointed expert analyzes the yeast products of both parties. Igene believes that it is not probable that this dispute will result in an unfavorable outcome to Igene. Accordingly, no liability has been reflected in the June 30, 2002 balance sheet. Nonetheless, should ADM prevail, Igene could be liable for damages, and Igene could also lose the right to use a particular strain of yeast. However, Igene expects that this will not affect Igene's ability to make and sell its product, AstaXin(R). The Company had expenses of $-0-, in the six month periods ended June 30, 2002 and 2001 relating to this on-going litigation.

(9)  Subsequent Events

     On July 17th 2002, Igene issued and sold $300,000 in aggregate principal amount of 8% convertible debentures to certain Directors of Igene. These debentures are convertible into shares of Igene's common stock at $.03 per share. In consideration of the commitment to purchase the 8% convertible debenture, these directors also received an aggregate of 10,000,000 warrants to purchase common stock at $.03 per share. These debentures, if not converted earlier, become due on July 17th 2012.

     As of August 13, 2002, the Board of Directors, in further attempts to ascertain a manufacturing partner, has authorized retention of the services of Mr. Martin Gerson. The expected term of the service will be for two (2) years. In compensation for this service, Mr. Gerson will be awarded 12,000,000 shares of Igene common stock. It is expected the 12,000,000 shares will be awarded in the third quarter and they will be expensed at market value as compensation at the time of the award.

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

Results of Operations
_____________________

Sales and other revenue

     Sales of AstaXin(R) for the quarter ended June 30, 2002 and 2001, were $660,664 and $1,096,525, respectively a decrease of $435,861 or 40%. Sales for the six-month periods ended June 30, 2002 and 2001, were $1,168,915 and $1,541,543, respectively, a decrease of $372,628 or 24%. The reduction in sales is due to lack of satisfactory production coupled with current market condition pressures. Additionally, inventory has been allowed to build in order to meet demand for seasonal increases in customer usage. It is expected that sales for subsequent quarters will return to the levels of 2001, but will be limited by our ability to develop a satisfactory level of production. However, there can be no assurance that these, or any increases in sales will occur, or that they will be material.

     During the quarter ended June 30, 2002 Igene recorded sales of $581,049 for Nutraceuticals. Sales for the six month period ended June 30, 2002 Igene recorded sales of $1,136,406 for Nutraceuticals. This is a new business line for Igene, which it added along with the 2001 acquisition of ProBio Nutraceuticals. Sales for subsequent quarters are expected to continue to increase but no subsequent trend is seen. However, there can be no assurance that these, or any increases in sales will occur, or that they will be material.

Cost of sales and gross profit

     Gross Profit on sales of AstaXin(R) was $56,683 for the quarter June 30, 2002. This is a decrease of $125,400 from the $182,083 for the same quarter in the preceding year. Gross Profit on sales of AstaXin(R) was $134,274 for the six month periods ended June 30, 2002 which is a decrease of $80,708 from the $214,982 for the six months ended June 30, 2001. Gross profits fell from 16% of sales for the six months ended June 30, 2001, to 11% of sales for the six months ended June 30, 2002. The company attributes the fall in gross profit to a combination of pricing pressures in the market and inefficiencies in production. The Company expects that the gross profit will return to prior levels and be maintained in the future as a percentage of sales, with expected increases in production efficiency offsetting pricing competition, but the company can provide no assurances in that regard. The Company plans to continue to increase production of AstaXin(R), as needed, to meet expected increased sales of AstaXin(R). Demand is expected to increase both due to seasonal increases in customer usage and increases in our market share. If demand for AstaXin(R) continues to increase, as the Company expects that it will, sales and gross profits may be limited by the quantities of AstaXin(R) the Company is able to produce with its presently available capacity with its contract manufacturer, as was the case during the fourth quarter of 2001. To avoid this limitation, the Company is presently investigating other additional sources of available production capacity. However, there can be no assurance that the Company will be able to find and subsequently be able to utilize other additional sources of production capacity as quickly as they are needed, and sales and gross profit growth may be limited unless augmented by increases in production efficiency resulting from process research and development. Presently available capacity with the Company's current contract manufacturer is expected to allow for an approximate increase of 80% over the capacity being used as of June 30, 2002.

           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Cost of sales and gross profit (continued)

     The preceding resulted in cost of sales for the quarter ended June 30, 2002 and 2001 of $603,981 and $914,442, respectively, a decrease of $310,461 or 34%. Cost of sales for the six months ended June 30, 2002 and 2001 were $1,034,461 and $1,326,561, respectively, a decrease of $292,100 or 22%.

     The quarter ended June 30, 2002 Igene recorded gross profit of $125,296 for Nutraceuticals as a result of $455,753 in cost of sales. For the six months ended June 30, 2002 Igene recorded gross profit of $313,969 for Nutraceuticals as a result of $822,437 in cost of sales. This is a gross profit of 22% and 28% as a percentage of sales respectively. This is a new business line for Igene, which it added along with the 2001 acquisition of ProBio Nutraceuticals. During 2002 the company established in Norway an encapsulation plant to be used to reduce bottling costs.

     Profit for subsequent quarters are expected to continue to increase in total, maintaining the same profit percentage, but no subsequent trend is seen. However, there can be no assurance that these, or any increases in sales will occur, or that they will be material.

Marketing and selling expenses

     Marketing expenses are expected to continue to increase, since to achieve continuing and increasing sales, and to enter other markets for both AstaXin(R) and Nutraceuticals, the Company will need to make additional marketing efforts for both products. These additional expenses are expected to be funded by gross profits from product sales, however, there can be no assurance that these sales will occur, that they will be material or that gross profits will result. Marketing and selling expenses for the quarter ended June 30, 2002 were $334,596, an increase of
$13,691, or 4% over the marketing and selling expenses of $320,905 for the quarter ended June 30, 2001. Marketing and selling expenses for the six month period ended June 30, 2002 were $582,874, an increase of $117,790, or 25% over the marketing and selling expenses of $465,084 for the six month period ended June 30, 2001.

Research, development and pilot plant expenses

     Research, development and pilot plant expenses are expected to continue to increase in the near term in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, development of higher yielding strains of yeast and other improvements in the Company's AstaXin(R) and Nutraceuticals technology. For the quarters ended June 30, 2002 and 2001, these expenses were $191,333 and $118,277, respectively, an increase of $73,056 or 62%. For six-month periods ended June 30, 2002 and 2001, these expenses were $371,724 and $225,612, respectively, an increase of $146,112 or 65%. However, there can be no assurance that such improvements in efficiency and yield will continue to occur, or that they will be material. These expenses are expected to be funded through additional funding from stockholders, and by profitable operations, if profitable operations occur.

Operating expenses

     General and administrative expenses for the quarters ended June 30, 2002 and 2001 were $155,003 and $133,179, respectively, an increase of $21,824 or 16%. General and administrative expenses for the six-month periods ended June 30, 2002 and 2001 were $490,692 and $255,577, respectively, an increase of $235,115
or  92%.   This  increase  results from the  purchase  of  ProBio
Nutraceuticals, the additional management received incurring additional management compensation expense, and the overhead incurred, as well as increases in cost of insurance coverage, increased legal fees and administrative travel due to the expansion of the Company. General and administrative expenses are expected to continue at the current rate in the near future. These expenses are expected to be funded by additional funding from stockholders, and by profitable operations, if profitable
operations  occur.   However, we can provide no  assurances  that
such additional funding will become available or that such funding, if any, will be available upon terms favorable to us.

           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Litigation expenses

     Management expects to ultimately recover some portion of litigation expenses previously incurred, which are associated with the suit filed against the Company by ADM and the Company's counterclaim, through damage awards and to preserve the commercial product rights associated with AstaXin(R). However, there can be no assurance that the Company will receive damage awards or that it's rights will be preserved. The Company incurred no litigation expenses for the six-month periods ended June 30, 2002 and 2001. Expenses associated with this on-going litigation decreased, as compared to the first two quarters in the prior year, since a stay on all discovery has remained in effect while a court appointed expert analyzes the yeast product of both parties to the suit. Costs of litigation will continue in the future based on management's continuing assessments of the potential costs and benefits of various litigation strategies and alternatives. These expenses are expected to be funded by additional funding from stockholders. A range of reasonably possible losses from the litigation cannot be estimated at this time, and accordingly, no liability has been reflected in the June 30, 2002 financial statements.

Interest expense (net of interest income)

     Interest expense (net of interest income) for the quarters ended June 30, 2002 and 2001 were $288,461 and $240,099, respectively, an increase of $48,362 or 20%. Interest expense (net of interest income) for the six month periods ended June 30, 2002 and 2001 were $506,602 and $427,847, respectively, an increase of $78,755 or 18%. This interest expense (net of interest income) was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debenture in both periods, and has increased due to increased financing from directors.

Net loss and basic and diluted net loss per common share

     As a result of the foregoing, the Company reported net losses of $787,414 and $627,377, respectively, for the quarters ended June 30, 2002 and 2001, an increase in the loss of $160,037 or 26%. This represents a loss of $.01 per basic and diluted common share in each of the quarters ended June 30, 2002 and
2001. The Company reported net losses of $1,503,649 and $1,153,138, respectively, for the six-month periods ended June 30, 2002 and 2001, an increase in the loss of $350,511 or 30%. This represents a loss of $.02 per basic and diluted common share in each of the six-month periods ended June 30, 2002 and 2001. The weighted average numbers of shares of common stock outstanding of 76,207,730 and 62,376,519, for the periods ended June 30, 2002 and 2001, respectively, have increased by 13,831,211 shares. This resulted from the issuance of 80,000 shares in lieu of interest payment on a subordinated debenture, the issue of 8,000,000 shares of stock related to the purchase of ProBio, the issuance of 300,666 shares of common stock pursuant to the exercise of employee stock options, and the issuance of 7,511,787 shares to its manufacturer as regards the manufacturing agreement. The weighting of the last issuance of 1,311,750 shares to its manufacturer will have only a minimal effect on the weighted average number of shares of common stock outstanding as they were not issued until the end of June, 2002.

Financial Position
__________________

     During the six-month periods ended June 30, 2002 and 2001, the following actions also materially affected the Company's financial position:

   - Igene increased inventory from manufacture during the six month period ended June 30, 2002 by $791,899.

   -  The  carrying  value  of  redeemable  preferred  stock  was
      increased   and   paid-in   capital   available  to  common
      shareholders was decreased by $8,450, reflecting cumulative unpaid dividends on redeemable preferred stock.

   - Due to increased activity in preparation for increased production, prepaid expenses and other current assets increased by $277,263 for the six-month period ended June
      30, 2002.

   - Accounts receivable collections during the six-month period ended June 30, 2002 provided $221,359 in cash to the Company.

           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Financial Position  (continued)
_______________________________

   -  Due  to  the  build-up  of  inventory, accounts payable and
      accrued   expenses   increased by   $1,003,797  during  the
      six-month period ended June 30, 2002.


     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of June 30, 2002, total dividends in arrears on Igene's preferred stock total $232,364 ($8.80 per share) and are included in the carrying value of the redeemable preferred stock.

Liquidity and Capital Resources
_______________________________

     Historically,  Igene  has been funded  primarily  by  equity contributions and loans from stockholders. As of June  30,  2002,
Igene  had  working  capital  of  $81,033,  and  cash  and   cash
equivalents of $301,441.

    Cash used by operating activities during the six-month periods ended June 30, 2002 and 2001 amounted to $875,540 and $866,387, respectively, an increase in cash used of $9,153.

    Cash used by investing activities increased by $466,561, from $52,545 for the six-month period ended June 30, 2001 to $519,106 for the six-month period ended June 30, 2002. This was mostly as a result of increased capital expenditures, mainly the creation of an encapsulation plant in Norway to be used to reduce the cost of bottling product as part of the Nutraceuticals operation.

    Cash provided by financing activities increased by $259,496 from $1,042,104 for the six-month period ended June 30, 2001 to $1,301,600 for the six-month period June, 2002. Financing activities consisted principally of notes from directors. For the six-month periods ended June 30, 2002 and 2001, the contributions were $1,000,000 and $1,050,000, respectively. The increase in funding over the prior period is due mainly to loans received to finance the creation of the encapsulation plant to be used to reduce the cost of bottling product as part of the Nutraceuticals operation.

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

     The Company does not believe that inflation has had a significant impact on its operations during the six-month periods ended June 30, 2002 and 2001.

           IGENE Biotechnology, Inc. and Subsidiaries
                             PART II
                        OTHER INFORMATION

Item 1.  Legal Proceedings

     Archer Daniels Midland, Inc. ("ADM") has sued Igene, alleging patent infringement and requesting injunctive relief as well as an unspecified amount of damages (suit filed July 21, 1997, U.S. District Court, Baltimore, MD). Igene has filed a $300,450,000 counterclaim concerning the theft of trade secrets (counter claim filed August 4, 1997). The court denied ADM's request for preliminary injunctive relief. Mediation efforts during 1999 did not resolve this dispute, which has been returned to the court for a judicial disposition. Presently, a stay on all discovery remains in effect while a court-appointed expert analyzes the yeast products of both parties. Igene believes that it is not probable that this dispute will result in an unfavorable outcome to Igene. Accordingly, no liability has been reflected in the March 31, 2002 balance sheet. Nonetheless, should ADM prevail, Igene could be liable for damages, and Igene could also lose the right to use a particular strain of yeast. However, Igene expects that this will not affect Igene's ability to make and sell its product, AstaXin(R). The Company had expenses of $-0-, in the six months ended June 30, 2002 and 2001 relating to this on-going litigation.

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

     Sales of Unregistered Securities
     ________________________________

     On July 17th 2002, Igene issued and sold $300,000 in aggregate principal amount of it's 8% convertible debentures to certain directors of Igene. These debentures are convertible into shares of Igene's common stock at $.03 per share based on the market price of Igene shares at the time the debentures were agreed to. In consideration of the commitment to purchase the 8% convertible debenture, these directors also received an aggregate of 10,000,000 warrants to purchase common stock at $.03 per share. These debentures, if not converted earlier, become due on July 17th 2012. Igene believes that the issuance and sale of the convertible debentures is exempt from registration under
     Section 4(2) of the Securities Act of 1933, as amended, based on, among other things, the fact that the purchasers of the securities were directors of the company at the time of purchase.

     During the course of 2000 and 2001, Fermic, Igene's manufacturing agent, earned 5,043,019 shares of common stock as part of the manufacturing agreement. They are able to earn up to 20,000,000 shares throughout the course of the contract. The 5,043,019 shares were earned at an average price of $.06 per share over the period and issued at the end of 2001. During the six months ended June 30, 2002, Fermic earned an additional 2,468,768, shares, they have been issued pursuant to this agreement at an average price of $.04 per share or $97,209, which has been included as cost of manufacturing. Any future shares earned by Fermic will be issued on a quarterly basis. Igene relied on Section 4(2) of the Securities Act of 1933, as amended, to issue the shares to Fermic without registration under that act. Igene relied on the representations and warranties of Fermic made in the manufacturing agreement in claiming the aforementioned exemption.

     As of August 13, 2002, the Board of Directors, in further attempts to ascertain a manufacturing partner, has authorized retention of the services of Mr. Martin Gerson. The expected term of the service will be for two (2) years. In compensation for this service, Mr. Gerson will be awarded 12,000,000 shares of Igene common stock. It is expected the 12,000,000 shares will be awarded in the third quarter and they will be expensed at market value as compensation at the time of the award.

           IGENE Biotechnology, Inc. and Subsidiaries
                             PART II
                        OTHER INFORMATION
                           (continued)


Item 3.  Defaults Upon Senior Securities.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of June 30, 2002, total dividends in arrears on the Company's preferred stock total $232,364 ($8.80 per share) and are included in the carrying value of the redeemable preferred stock.

Item 4.  Submission of Matters to a Vote of Security Holders.

     At the annual meeting of stockholders held on July 16, 2002, the following matters were submitted to stockholders' vote and were approved by the requisite number of votes: (1) the election of all eight directors of the Company: Joseph C.
     Abeles, John A. Cenerazzo, Stephen F. Hiu, Thomas L. Kempner, Michael G. Kimelman, Sidney R. Knafel, Patrick F. Monahan; and Stein G. Ulve; and (2) the ratification of the appointment of Stegman & Company as the Company's independent auditors for the fiscal year ending December 31, 2002.


     Results of the voting were as follows:

                                                        Votes                        Broker
                                         Votes          Against or     Votes         Non-
                                         For            Withheld       Abstained     Votes
                                         __________     __________     _________     ______
     (1)  Election of Directors
          Joseph C. Abeles               55,417,268      219,650       ---           ---
          John A. Cenerazzo              55,417,268      219,650       ---           ---
          Stephen F. Hiu                 55,417,268      219,650       ---           ---
          Thomas L. Kempner              55,417,268      219,650       ---           ---
          Michael G. Kimelman            55,417,268      219,650       ---           ---
          Sidney R. Knafel               55,417,268      219,650       ---           ---
          Patrick F. Monahan             55,417,268      219,650       ---           ---
          Stein G. Ulve                  55,417,268      219,650

      (2) Ratification of Auditors       55,394,368      171,200       71,350        ---

Item 5.  Other Information

     Subsequent to the election of the Board of Directors, Joseph
     C. Abeles and John A. Cenerazzo have tendered their statement of resignation from their positions on the board, effective immediately.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 99 -- Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350.

          Exhibit 99 -- Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350.

      (b) Reports on Form 8-K

          None

                           SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                IGENE Biotechnology, Inc.
                                _________________________________
                                (Registrant)




     Date  August 14, 2002      By: /s/STEPHEN F. HIU
           _______________          _____________________________
                                       STEPHEN F. HIU
                                       President



     Date  August 14, 2002      By: /s/EDWARD J. WEISBERGER
           _______________          _____________________________
                                       EDWARD J. WEISBERGER
                                       Chief Financial Officer