Form 10QSB
period 2002-09-30
IGENE BIOTECHNOLOGY INC
filed 2002-11-14
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 10549
                           FORM 10-QSB



(Mark One)

[ x ] Quarterly report under Section 13 or 15(D) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2002

[    ]    Transition report under Section 13 or 15(D) of the
          Exchange Act

    For the transition period from __________ to __________


                 Commission file number 0-15888

                   IGENE Biotechnology, Inc.
_________________________________________________________________
(Exact name of Small Business Issuer as Specified in its Charter)


               Maryland                          52-1230461
_________________________________________   ___________________
   (State or Other Jurisdiction of          (I.R.S. Employer
    Incorporation or organization)          Identification No.)


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

Yes     x              No
      _____                 _____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
91,147,995 shares as of November 6, 2002.

Transitional Small Business Disclosure Format (check one):

Yes                    No     x
      _____                 _____

                           FORM 10-QSB
                    IGENE Biotechnology, Inc.


                              INDEX



PART I  -  FINANCIAL INFORMATION
                                                             Page

     Consolidated Balance Sheets . .  . . . . . . . . . . .  4-5

     Consolidated Statements of Operations  . . . . . . . .  6

     Consolidated Statements of Stockholders' Deficit . . .  7-8

     Consolidated Statements of Cash Flows  . . . . . . . .  9

     Notes to Consolidated Financial Statements . . . . . .  10-13

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations  . . . . . . . . .  14-18

PART II  -  OTHER INFORMATION . . . . . . . . . . . . . . .  19-21

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .  22-24

                               -2-

                    IGENE BIOTECHNOLOGY, INC.

           QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

             OF THE SECURITIES EXCHANGE ACT OF 1934

                                     Part I.

Item 1.  Financial Information

                   IGENE Biotechnology, Inc.  and Subsidiaries
                           Consolidated Balance Sheets

                                               September 30,         December 31,
                                                       2002                 2001
                                               _____________        _____________
                                               (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                    $     42,350         $    394,487
  Accounts receivable,
    net allowances of $24,000; 2002 and 2001)     1,061,614              832,794
  Inventory                                       1,122,732              959,856
  Prepaid expenses and other current assets         257,814              290,553
  Deferred costs, current portion                    74,160               74,160
                                               _____________        _____________

                                                  2,558,668            2,551,850
OTHER ASSETS
  Property and equipment, net                       255,690              232,923
  Deferred costs, net of current portion            216,881              304,267
    Equipment deposits                              223,856              177,091
    Deposits on manufacturing equipment             306,275              211,380
    Other assets                                     57,821               61,495
                                               _____________        _____________

      TOTAL ASSETS                             $  3,619,191         $  3,539,006
                                               =============        =============






The accompanying notes are an integral part of the financial statements.

                   IGENE Biotechnology, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (continued)

                                               September 30,         December 31,
                                                       2002                 2001
                                               _____________        _____________
                                                (Unaudited)
LIABILITIES, REDEEMABLE PREFERED STOCK
  AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses        $  1,292,580         $  1,085,893
  Equipment lease payable                               ---                1,733
  Variable rate subordinated debenture            1,500,000            1,500,000
                                               _____________        _____________

    TOTAL CURRENT LIABILITIES                     2,792,580            2,587,626
                                               _____________        _____________

LONG-TERM DEBT
  Notes payable                                   6,057,959            6,057,959
  Convertible debentures                          4,814,212            3,514,212
  Accrued interest                                2,650,088            1,927,256
                                               _____________        _____________

    TOTAL LIABILITIES                            16,314,839           14,087,053
                                               _____________        _____________

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred
    stock, 8% cumulative, convertible,
    voting, series A, $.01 par value per
    share. Redemption value $16.96
    and $16.48, respectively.  Authorized
    1,312,500 shares, issued 26,405 shares          447,829              435,154

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value per share.
    Authorized, 750,000,000 and
    250,000,000 shares, respectively;
    issued and outstanding 90,953,096
    and 75,848,600 shares, respectively             909,531              758,486
  Additional paid-in capital                     22,524,240           22,188,836
  Accumulated other comprehensive income             98,313                  ---
  Deficit                                       (36,675,561)         (33,930,523)
                                               _____________        _____________

    TOTAL STOCKHOLDERS' DEFICIT                 (13,143,477)         (10,983,201)
                                               _____________        _____________

    TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIT                    $  3,619,191         $  3,539,006
                                               =============        =============






The accompanying notes are an integral part of the financial statements.

                   IGENE Biotechnology, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                 Three months ended                         Nine months ended
                                            ______________________________          ______________________________

                                            September 30,    September 30,          September 30,    September 30,
                                                    2002             2001                   2002             2001
                                            _____________    _____________          _____________    _____________
Sales - AstaXin(R)                          $  1,240,278     $  1,473,068           $  2,409,193     $  3,014,611
Sales - Nutraceuticals                           418,608              ---              1,555,014              ---
Cost of sales - AstaXin(R)                     1,136,670        1,332,906              2,171,311        2,659,467
Cost of sales - Nutraceuticals                   377,060              ---              1,199,497              ---
                                            _____________    _____________          _____________    _____________

  Gross profit                                   145,156          140,162                593,399          355,144
                                            _____________    _____________          _____________    _____________

Operating expenses:
  Marketing and selling                          265,004          435,031                847,878          900,115
  Research, development and pilot plant          208,189          164,265                579,913          389,877
  General and administrative                     595,943          169,856              1,086,635          425,433
                                            _____________    _____________          _____________    _____________

     Total operating expenses                  1,069,136          769,152              2,514,426        1,715,425
                                            _____________    _____________          _____________    _____________

     Operating (loss)                           (923,980)        (628,990)            (1,921,027)      (1,360,281)
                                            _____________    _____________          _____________    _____________

Other income (expense)
  Miscellaneous income                               ---              ---                    ---            6,000
  Interest expense, net of interest
    income of $253, $1,700, $1,082,
    and $8,408, respectively                    (317,409)        (173,182)              (824,011)        (601,029)
                                            _____________    _____________          _____________    _____________

    Net loss                                $ (1,241,389)    $   (802,172)          $ (2,745,038)    $ (1,955,310)
                                            =============    =============          =============    =============
    Basic and diluted
    net loss per common share               $      (0.01)    $      (0.01)          $      (0.03)    $      (0.03)
                                            =============    =============          =============    =============

The accompanying notes are an integral part of the financial statements.

                   IGENE Biotechnology, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Deficit
                                   (Unaudited)


                                                        Redeemable Preferred Stock
                                                              (shares/amount)
                                                        __________________________
Balance at January 1, 2001                                  26,405     $ 418,255

Cumulative undeclared dividends
  on redeemable preferred stock                                ---        12,675

Issuance of common stock in
  lieu of cash in payment of
  interest on subordinate debenture                            ---           ---

Shares issued for manufacturing agreement                      ---           ---

Comprehensive loss:

Net loss for the nine months ended
  September 30, 2001                                           ---           ---

Other comprehensive income -
  Foreign currency translation                                 ---           ---
                                                        ___________   ___________

Balance at September 30, 2001                               26,405    $  430,930
                                                        ===========   ===========

Balance at January 1, 2002                                  26,405    $  435,154

Cumulative undeclared dividends
  on redeemable preferred stock                                ---        12,675

Issuance of common stock in
  lieu of cash in payment of
  interest on subordinate debenture                            ---           ---

Shares issued for manufacturing agreement                      ---           ---

Comprehensive loss:

Net loss for the nine months ended
  September 30, 2002                                           ---           ---

Other comprehensive income -
  Foreign currency translation                                 ---           ---

     Total comprehensive loss                                  ---           ---
                                                        ___________   ___________

Balance at September 30, 2002                               26,405    $  447,829
                                                        ===========   ===========


The accompanying notes are an integral part of the financial statements.

                   IGENE Biotechnology, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Deficit
                             (Unaudited - Continued)

                                                               Accumulated
                                                               Additional                    Other          Total
                                          Common Stock         Paid-in                       Comprehensive  Stockholders'
                                         (shares/amount)       Capital        Deficit        Income(Loss)   Deficit
                                      _______________________  _____________  _____________  _____________  _____________

Balance at January 1, 2001            62,249,005  $  622,490   $ 21,411,645   $(30,257,564)           ---   $ (8,223,429)

Cumulative undeclared dividends
  on redeemable preferred stock              ---         ---        (12,675)           ---            ---        (12,675)

Issuance of common stock in
  lieu of cash in payment of
  interest on subordinate debenture       40,000         400         89,600            ---            ---         90,000

Exercise of employee stock options       305,666       3,057         12,227            ---            ---         15,284

Exercise of warrants                     170,910       1,709         15,382            ---            ---         17,091

Net loss for the nine months ended
  September 30, 2001                         ---         ---            ---     (1,955,310)           ---     (1,955,310)
                                      ___________ ___________  _____________  _____________  _____________  _____________

Balance at September 30, 2001         62,765,581  $  627,656   $ 21,516,179   $(32,212,874)           ---   $(10,069,039)
                                      =========== ===========  =============  =============  =============  =============

Balance at January 1, 2002            75,848,600  $  758,486   $ 22,188,836   $(33,930,523)           ---   $(10,983,201)

Cumulative undeclared dividends
  on redeemable preferred stock              ---         ---        (12,674)           ---            ---        (12,674)

Issuance of common stock in
  lieu of cash in payment of
  interest on subordinate debenture       40,000         400         89,600            ---            ---         90,000

Issuance of common stock in
  lieu of cash in payment for
  consulting fee                      12,000,000     120,000        180,000            ---            ---        300,000

Shares issued
  for manufacturing agreement          3,064,496      30,645         78,478            ---            ---        109,124

Comprehensive loss:

  Net loss for the nine months
  ended September 30, 2002                   ---         ---            ---     (2,745,038)           ---     (2,745,038)

Other comprehensive income-
  foreign currency translation               ---         ---            ---            ---         98,313         98,313
                                                                                                            _____________

     Total comprehensive loss                                                                                 (2,646,725)
                                      ___________ ___________  _____________  _____________  _____________  _____________

Balance at September 30, 2002         90,953,096  $  909,531   $ 22,524,240   $(36,675,562)  $     98,313   $(13,143,477)
                                      =========== ===========  =============  =============  =============  =============






The accompanying notes are an integral part of the financial statements.

                   IGENE Biotechnology, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                Nine months ended
                                                          September 30,   September 30,
                                                                  2002            2001
                                                          _____________   _____________
Cash flows from operating activities:
  Net loss                                                $ (2,745,038)   $ (1,955,310)
  Adjustments to reconcile net loss to net cash used
  by operating activities:
    Depreciation                                                39,647          17,715
    Amortization                                                87,386          87,385
    Foreign currency translation adjustment                     98,313             ---
    Consulting cost paid in shares of common stock             300,000             ---
    Manufacturing cost paid in shares of common stock          109,122             ---
    Interest on debenture paid in shares of common stock        90,000          90,000
    Decrease (increase) in:
      Accounts receivable                                     (228,819)     (1,095,065)
      Inventory                                               (162,876)        159,324
      Prepaid expenses and other current assets                 36,415         (82,858)
    Increase in:
      Accounts payable and accrued interest                    929,520       1,369,448
                                                          _____________   _____________

      Net cash used in operating activities                 (1,446,330)    ( 1,409,361)
                                                          _____________   _____________

Cash flows from investing activities:
  Capital expenditures                                        (204,074)        (58,872)
                                                          _____________   _____________

     Net cash used in investing activities                    (204,074)        (58,872)
                                                          _____________   _____________

Cash flows from financing activities:
  Proceeds from borrowing                                    1,300,000       1,500,000
  Proceeds from (repayment of) long-term debt                   (1,733)         (2,290)
  Proceeds from exercise of employee stock options                 ---          12,500
                                                          _____________   _____________

     Net cash provided by financing activities               1,298,267       1,510,210
                                                          _____________   _____________

     Net increase (decrease) in cash
       and cash equivalents                                   (352,137)         41,977

     Cash and cash equivalents at beginning of period          394,487         143,572
                                                          _____________   _____________

     Cash and cash equivalents at end of period           $     42,350    $    185,549
                                                          =============   =============

Supplementary disclosure and cash flow information
  Cash paid for:
    Interest                                              $     67,973    $        440
    Income taxes                                                   -0-             -0-


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

(2)  Noncash investing and financing activities

     During the nine months ended September 30, 2002, Igene issued and sold $300,000 in aggregate principal amount of 8% convertible debentures to certain directors of Igene. These debentures are convertible into shares of Igene's common stock at $.03 per share. In consideration of the commitment to purchase the 8% convertible debenture, these directors also received an aggregate of 10,000,000 warrants to purchase common stock at $.03 per share. These debentures, if not converted earlier, become due on July 17th 2012.

     During the nine months ended September 30, 2002, the Board of Directors, in further attempts to ascertain a manufacturing partner, has authorized retention of the services of Mr. Martin Gerson. The expected term of the service will be for two (2) years. In compensation for this service, Mr. Gerson was awarded 12,000,000 shares of Igene common stock.

     During the nine months ended September 30, 2002 and 2001, the Company recorded in each period dividends in arrears on 8% redeemable preferred stock at $.48 per share aggregating $12,674 and $12,675, respectively, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

     During the nine months ended September 30, 2002 and 2001 the Company issued 40,000 shares of common stock in each period in payment of interest on the variable rate subordinated debenture. If paid in cash, the interest would have been payable at 12% in the amount of $90,000 in each period. Shares may be issued in lieu of cash under the terms of the debenture agreement at the higher of $2.25 per share or market price per share. The stock was issued and related interest was paid at $2.25 per share, or $90,000, in each period.

     During the nine months ended September 30, 2001, the Company capitalized leased equipment by recording a lease obligation payable of $20,500 under a capital lease.

     During the nine months ended September 30, 2001, the Company satisfied its obligations under demand notes payable of $1,000,000 and related accrued interest of $14,211 by issuing new 8% convertible debentures in the aggregate principal amount of $1,014,211.

     During the nine months ended September 30, 2001 employees exercised 55,666 stock options using $2,250 of 8% notes payable plus accrued interest of $533.30. 55,666 new shares of common stock were issued pursuant to these exercises of options and $2,250 of 8% notes were cancelled.

     During the nine months ended September 30, 2001 170,910 warrants were exercised using $17,091 of 8% notes payable. 170,910 new shares of common stock were issued pursuant to these exercises of options and $17,091 of 8% notes were cancelled.

           IGENE Biotechnology, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                           (continued)

(3)  Foreign Currency Translation and Transactions

     Since the day-to-day operations of Igene's foreign subsidiary in Chile are dependent on the economic environment of the parent's currency, the financial position and results of operations of Igene Chile are determined using Igene's reporting currency (US dollars) as the functional currency. All exchange gains and losses from remeasurement of monetary assets and liabilities that are not denominated in US dollars are recognized currently in income. These losses and gains occurred primarily as a result of the effect of valuation of the Chilean Peso on Igene's accounts receivables, which are most denominated in Chilean Pesos.

     The aggregate transaction loss included in determining net income for the nine months ended September 30, 2001 was $180,379 and is included in the Marketing and selling expenses in the Consolidated Statement of Operations. These losses occurred primarily as a result of the effect of substantial de-valuation of the Chilean Peso during the months of April through September 2001 on Igene's accounts receivables, which are mostly denominated in Chilean Pesos as of September 30, 2001 and for the nine months then ended. The effect of exchange rate changes occurring subsequent to September 30, 2001 has been immaterial.

     The financial position and results of operations of Igene Norway, whose functional currency is the Norway Krone, consolidated herein have been translated into US dollars in accordance with SFAS No. 52, "Foreign Currency Translation," (as amended by SFAS No. 130, "Reporting Comprehensive Income"). All assets and liabilities of this subsidiary have been translated at the exchange rate at the balance sheet date. Income statement amounts have been translated using average rate of exchange over the period. Any resultant translation adjustments are included in other comprehensive income, a separate component of stockholders' equity. Any gains and losses from foreign currency transactions of this subsidiary are included in operations. Because this subsidiary was purchased in December 2001, no foreign currency translation adjustment arose in the nine month period ended September 30, 2001. For the nine months ended September 30, 2002 a foreign currency gain of $98,313 resulted because the Norway Krone fluctuated favorably against the US dollar.

(4)  Inventories

     Inventory, stated at lower of cost, on a first-in first-out basis, or market value, represents AstaXin(R) manufactured and held for sale, as follows:

                                  September 30,    December 31,
                                          2002            2001
                                  _____________   _____________
     Work-in-process - AstaXin(R) $        ---    $     35,764
     Finished goods - AstaXin(R)     1,001,083         776,381
     Nutraceuticals                    121,649         147,711
                                  _____________   _____________

     Total inventory              $  1,122,732    $    959,856


           IGENE Biotechnology, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                          (continued)

(5)  Stockholders' Equity (Deficit)

     At September 30, 2002 and 2001, 52,810 shares of authorized but unissued common stock were reserved for issue upon conversion of the Company's outstanding preferred stock.

     As of September 30, 2002 and 2001, 74,604,500 shares of authorized but unissued common stock were reserved for exercise pursuant to the Company's Employee Stock Option
     Plans.

     As  of  September  30,  2002 and 2001,  40,000  and  120,000
     shares, respectively, of authorized but unissued common stock were reserved for issuance for payment of interest on the variable rate subordinated debenture and 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the variable rate subordinated debenture.

     As of September 30, 2002 and 2001, 13,174,478 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $1,082,500 held by directors of the Company.

     As of September 30, 2002, 66,427,651 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $3,814,212 held by directors of the Company.

     As   of  September  30,  2002  and  2001,  198,016,085   and
     168,516,085 shares, respectively, of authorized but unissued common stock were reserved for the exercise of outstanding warrants.

     As of September 30, 2002 and 2001, 11,892,485 and 20,000,000
     shares, respectively, of authorized but unissued common stock were reserved for issuance to the Company's contract manufacturer pursuant to the terms of the current manufacturing contract. For the nine months ended September 30, 2002, 3,064,496 shares have been issued pursuant to this agreement at an average price of $.035 per share or $109,124, which has been included as cost of manufacturing.

     As of September 30, 2001 5,000,000 shares of authorized but unissued common stock was reserved for issuance upon receipt of $400,000 in funding for operations pursuant to the commitment on March 27, 2001 of $1,500,000 by certain directors of the Company.

     During the nine months ended September 30, 2001, the Company issued 305,666 new shares of common stock at $.05 per share or $15,283, pursuant to the exercise of employee stock option.

     During the nine months ended September 30, 2001 170,910 warrants were exercised using $17,091 of 8% notes payable in a cashless exercise. 170,910 new shares of common stock were issued pursuant to these exercises of options and $17,091 of 8% notes were cancelled.

(6)  Basic and diluted net loss per common share

     Basic and diluted net loss per common share for the nine months ended September 30, 2002 and 2001 is based on 91,147,995 and 62,461,597, respectively, of weighted average common shares outstanding. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends in arrears on preferred stock. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

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

(8)  Contingency - Litigation

     Archer Daniels Midland, Inc. ("ADM") has sued Igene, alleging patent infringement and requesting injunctive relief as well as an unspecified amount of damages (suit filed July 21, 1997, U.S. District Court, Baltimore, MD). Igene has filed a $300,450,000 counterclaim concerning the theft of trade secrets (counter claim filed August 4, 1997). The court denied ADM's request for preliminary injunctive relief. Mediation efforts during 1999 did not resolve this dispute, which has been returned to the court for a judicial disposition. Presently, a stay on all discovery remains in effect while a court-appointed expert analyzes the yeast products of both parties. Igene believes that it is not probable that this dispute will result in an unfavorable outcome to Igene. Accordingly, no liability has been reflected in the September 30, 2002 balance sheet. Nonetheless, should ADM prevail, Igene could be liable for damages, and Igene could also lose the right to use a particular strain of yeast. However, Igene expects that this will not affect Igene's ability to make and sell its product, AstaXin(R). The Company had expenses of $-0-, in the nine months ended September 30, 2002 and 2001 relating to this on-going litigation.

(9)  Subsequent Events

     October 1, 2002, Igene gave notice to the holder of the $1,500,000 variable rate subordinated debenture, that pursuant to the debenture agreement, "Payment of Principal upon Maturity", Igene is exercising our right to discharge the principal due by converting the Debenture into 187,500 Shares of Cumulative Convertible Preferred stock at $8.00 per share.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

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


Results of Operations
_____________________

Sales and other revenue
     Sales of AstaXin(R) for the quarter ended September 30, 2002 and 2001, were $1,240,278 and $1,473,068, respectively a decrease of $232,790 or 15.8%. Sales for the nine months ended September 30, 2002 and 2001 were $2,409,193 and $3,014,611, a decrease of
$605,418 or 20%. Th reduction in sales is due to a lack of a satisfactory level of production coupled with current market condition pressures. It is expected that sales for subsequent quarters will return to the levels of 2001, provided we will be able to achieve a satisfactory level of production. However, there can be no assurance that these returns, or any increases in sales will occur, or that they will be material.

    During the quarter ended September 30, 2002 Igene recorded sales of $418,608 for Nutraceuticals. Sales for the nine month period ended September 30, 2002 Igene recorded sales of $1,555,014 for Nutraceuticals. This is a new business line for Igene, which it added along with the 2001 acquisition of ProBio Nutraceuticals. Sales for subsequent quarters are expected to increase but no subsequent trend is seen. However, there can be no assurance that these, or any increases in sales will occur, or that they will be material.

Cost of sales and gross profit (loss)
     Gross Profit on sales of AstaXin(R) was $103,608 for the quarter ended September 30, 2002. This is a decrease of $36,554 from the $140,162 for the same quarter in the preceding year. Gross Profit on sales of AstaXin(R) was $237,882 for the nine months ended September 30, 2002, which is a decrease of $117,262 from the $355,144 for the nine months ended September 30, 2001. Gross profits fell from 12% of sales for the nine months ended
September  30,  2001 to 10% of sales for the  nine  months  ended
September 30, 2002, respectively. The company attributes the fall in gross profit to a combination of pricing pressures in the market and inefficiencies in production. The Company expects that the gross profit will return to prior levels and be maintained in the future as a percentage of sales, with expected increases in production efficiency offsetting pricing competition, but the company can provide no assurances in that regard. The Company plans to continue to increase production of AstaXin(R), as needed, to meet expected increased sales of AstaXin(R). Demand is expected to increase both due to seasonal increases in customer usage and increases in our market share. If demand for AstaXin(R) continues to increase, as the Company expects that it will, sales and gross profits may be limited by the quantities of AstaXin(R) the Company is able to product with

           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Cost of sales and gross profit (loss) (continued)
its presently available capacity with its contract manufacturer, as was the case during the fourth quarter of 2001, coupled with the concern output from the current manufacturer has been falling rather than increasing during the current quarter. To avoid this limitation, the Company is presently investigating other additional sources of available production capacity. However, there can be no assurance that the Company will be able to find and subsequently be able to utilize other additional sources of production capacity as quickly as they are needed, and sales and gross profit growth may be limited unless augmented by increases in production efficiency resulting from process research and development.

    The preceding resulted in cost of sales for the quarter ended September 30, 2002 and 2001 of $1,136,670 and $1,322,906
respectively, a decrease of $186,236 or 14%. Cost of sales for the nine months ended September 30, 2002 and 2001 were $2,171,311 and $2,659,467, respectively, a decrease of $488,156 or 18%.

    The quarter ended September 30, 2002 Igene recorded gross profit of $41,548 for Nutraceuticals as a result of $377,060 in cost of sales. For the nine months ended September 30, 2002 Igene recorded gross profit of $355,517 for Nutraceuticals as a result of $1,199,497 in cost of sales. This is a gross profit of 10% and 23% as a percentage of sales respectively. This is a new business line for Igene, which it added along with the 2001 acquisition of ProBio Nutraceuticals.

    Profit for subsequent quarters are expected to increase in total, maintaining the same profit percentage, but no subsequent trend is seen. However, there can be no assurance that these, or any increases in sales or profits will occur, or that they will be material.

Marketing and selling expenses
     Marketing expenses for AstaXin(R) are expected to increase, since to achieve continuing and increasing sales, and to enter other markets for both AstaXin(R) and Nutraceuticals, the Company will need to make additional marketing efforts for both products. These additional expenses are expected to be funded by gross profits from product sales, however, there can be no assurance that these sales will occur, that they will be material or that gross profits will result. Marketing and selling expenses for the quarter ended September 30, 2002 were $265,004, a decrease of $170,027, or 39% from the marketing and selling expenses of $435,031 for the quarter ended September 30, 2001. Marketing and selling expenses for the nine months ended September 30, 2002 were $847,878, a decrease of $52,237, or 6% over the marketing and selling expenses of $900,115 for the nine months ended September 30, 2001.

Research, development and pilot plant expenses
     Research, development and pilot plant expenses are expected to continue to increase, but at a more moderate rate as a portion of the current increase has been attributable to the acquisition ProBio and the addition of research and development costs related to the Nutraceuticals product line. Additionally costs increased in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, developing higher yielding strains of yeast and other improvements in the Company's AstaXin(R) and Nutraceuticals technology. For the quarters ended September 30, 2002 and 2001, these expenses were $208,189 and $164,265, respectively, an increase of $43,924 or 27%. For the nine months ended September 30, 2002 and 2001, these expenses were $579,913 and $389,877, respectively, an increase of $190,036 or 49%. These expenses are expected to be funded through additional funding from
stockholders,   and  by  profitable  operations,  if   profitable
operations occur.

           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Operating expenses
    General and administrative expenses for the quarters ended September 30, 2002 and 2001 were $595,943 and $169,856, respectively, an increase of $426,087 or 250%. General and administrative expenses for the nine months ended September 30, 2002 and 2001 were $1,086,635 and $425,433, respectively, an increase of $661,202 or 155%. This increase is due mainly to a one time charge for shares issued as compensation. The Board of Directors, in further attempts to ascertain a manufacturing partner, has authorized retention of the services of Mr. Martin Gerson. The expected term of the service will be for two (2) years. In compensation for this service, Mr. Gerson was awarded 12,000,000 shares of Igene common stock. As there is only an expectation for term of service but no requirement the total estimated compensation $300,000 was expensed during the third quarter. In addition, an increase results from the purchase of ProBio Nutraceuticals, the additional management received incurring additional management compensation expense, and the overhead incurred, as well as increases in cost of insurance coverage, increased legal fees and administrative travel due to the expansion of the Company. General and administrative expenses are expected to remain at the current level with the exception of the one time payment to Mr. Gerson. These expenses are expected to be funded by additional funding from stockholders, and by profitable operations, if profitable operations occur. However, we can provide no assurances that such additional funding will become available or that such funding, if any, will be available upon terms favorable to us.

Litigation expenses
    Management expects to ultimately recover, through damage awards, some portion of litigation expenses previously incurred, in connection with the suit filed against the Company by ADM and the Company's counterclaim, and expects to preserve its commercial product rights associated with AstaXin(R). However, there can be no assurance that the Company will receive damage awards or that its rights will be preserved. The Company incurred no litigation expenses during the nine months ended September 30, 2002 or 2001. Expenses associated with this on-going litigation have decreased since a stay on all discovery has remained in effect while a court appointed expert analyzes the yeast product of both parties to the suit. Costs of litigation will continue in the future based on management's continuing assessments of the potential costs and benefits of various litigation strategies and alternatives. These expenses are expected to be funded by additional funding from stockholders. A range of reasonably possible losses from the litigation cannot be estimated at this time, and accordingly, no liability has been reflected in the September 30, 2002 or 2001financial statements.

Interest expense (net of interest income)
    Interest expense (net of interest income) for the quarter ended September 30, 2002 and 2001 was $317,409 and $173,182, respectively, an increase of $144,227 or 83%. Interest expense (net of interest income) for the nine months ended September 30, 2002 and 2001 was $824,011 and $601,029, respectively, an increase of $222,982 or 37%. This interest expense (net of interest income) was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debenture in both periods and has increased due to increased financing from directors.

Net loss and basic and diluted net loss per common share
    As a result of the foregoing, the Company reported net losses of $1,241,389 and $802,172, respectively, for the quarters ended September 30, 2002 and 2001, an increased loss of $439,217 or 55%. The Company reported net losses of $2,745,038 and $1,955,310, respectively, for the nine months ended September 30, 2002 and 2001, an increased loss of $789,728, or 40%. This represents a loss of $.01 per basic and diluted common share in each of the quarters ended September 30, 2002 and 2001, and $.03 per basic and diluted common share in each of the nine months ended September 30, 2002 and 2001. The weighted average number of shares of common stock outstanding of 81,879,107 and
62,628,979, respectively, for the quarters ended September 30, 2002 and 2001 have increased by 19,250,128 shares. This resulted from the weighted average adjustments of the issuance of 80,000 shares in lieu of interest payment on a subordinated debenture, the issue of 8,000,000 shares of stock related to the purchase of ProBio, the issuance of 300,666 shares of common

           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Net  loss  and  basic  and  diluted net  loss  per  common  share
(continued)
stock pursuant to the exercise of employee stock options, the issuance of 8,107,515 shares to its manufacturer as regards the manufacturing agreement, and 12,000,000 shares to Mr. Gerson as regards the consulting agreement. The weighting of the last issuance of 595,728 shares to its manufacturer, and the 12,000,000 to Mr. Gerson will have only a minimal effect on the weighted average number of shares of common stock outstanding as of September 30, 2002 as they were not issued until the later half of the current quarter.

Financial Position
__________________

During  the  nine months ended September 30, 2002 and  2001,  the
following   actions  also  materially  affected   the   Company's
financial position:

- Igene increased inventory from manufacturing during the nine month period ended September 30, 2002 by $162,876.
- The carrying value of redeemable preferred stock was increased and paid-in capital available to common shareholders was decreased by $12,674, reflecting cumulative unpaid dividends on redeemable preferred stock.
- Prepaid expenses and other current assets decreased by $36,415 for the nine-month period ended September 30, 2002.
- Accounts receivable increased during the nine-month period ended September 30, 2002 using $228,819 in cash for operating activities of the Company.


     In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of September 30, 2002, total dividends in arrears on the Company's preferred stock totaled $236,589 ($8.96 per share) and are included in the carrying value of the redeemable preferred stock.

Liquidity and Capital Resources
_______________________________

    Historically, Igene has been funded primarily by equity contributions and loans from directors and stockholders. As of September 30, 2002 the Company had a negative working capital of approximately $233,912 and cash and cash equivalents of $42,350.

    Cash used by operating activities during the nine months ended September 30, 2002 and 2001 amounted to $1,446,330 and $1,409,361, respectively, an increase of $36,969.

    Cash used by investing activities increased by $145,202, from $58,872 for the nine months ended September 30, 2001 to $204,074 for the nine month ended September 30, 2002. This was as a result of an increased in capital expenditures.

    Cash provided by financing activities decreased by $211,943 from $1,510,210 for the nine months ended September 30, 2001 to $1,298,267 for the nine months ended September 30, 2002. Financing activities consisted principally of notes from directors. For the nine-month periods ended September 30, 2002 and 2001, the contributions were $1,300,000 and $1,500,000, respectively.

           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Liquidity and Capital Resources (continued)
___________________________________________

    Over the next twelve months, Igene believes it will need additional working capital. Igene hopes to achieve profits from sales of AstaXin(R) and Nutraceuticals, but additional funds will also be required to finance increased customer receivables and inventory levels caused by expansion of sales and manufacturing. However, there can be no assurance that projected profits, if any, from sales, or projected additional funding from directors will be available to Igene to fund its continued operations.

    Igene does not believe that inflation has had a significant impact on its operations during the nine months ended September
30, 2002 and 2001, however foreign currency adjustments could have a significant effect on future operations.

Critical Accounting Policies
____________________________

     The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The following are critical accounting policies important to our financial condition and results presented in the financial statements and require management to make judgments and estimates that are inherently uncertain:

     Our inventories are stated at the lower of cost or market. Cost is determined using a weighted-average approach, which approximates the first-in first-out method. If the cost of the inventories exceeds their expected market value, provisions are recorded for the difference between the cost and the market value. These provisions are determined based on significant estimates. Inventories consist of currently marketed products and pre-launch product candidates, which we expect to commercialize in the near term.

      We are currently involved in certain legal proceedings as discussed in Item 1, "Legal Proceedings," in part II - Other Information. As of September 13, 2002, Igene believes that it is not probable that this dispute will result in an unfavorable outcome to Igene. Accordingly, no liability has been reflected in the September 30, 2002 balance sheet.

     We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns and discounts.

Item 4. Controls and Procedures

     Based on their most recent review, which was completed within 90 days of the filing of this report, the Igene's principal executive officer and principal financial officer have concluded that Igene's disclosure controls and procedures are effective to ensure that information required to be disclosed by Igene in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to Igene's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in Igene's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                     IGENE Biotechnology, Inc.

                             PART II
                        OTHER INFORMATION


Item 1.  Legal Proceedings

     Archer Daniels Midland, Inc. ("ADM") has sued Igene, alleging patent infringement and requesting injunctive relief as well as an unspecified amount of damages (suit filed July 21, 1997, U.S. District Court, Baltimore, MD). Igene has filed a $300,450,000 counterclaim concerning the theft of trade secrets (counter claim filed August 4, 1997). The court denied ADM's request for preliminary injunctive relief. Mediation efforts during 1999 did not resolve this dispute, which has been returned to the court for a judicial disposition. Presently, a stay on all discovery remains in effect while a court-appointed expert analyzes the yeast products of both parties. Igene believes that it is not probable that this dispute will result in an unfavorable outcome to Igene. Accordingly, no liability has been reflected in the September 30, 2002 balance sheet. Nonetheless, should ADM prevail, Igene could be liable for damages, and Igene could also lose the right to use a particular strain of yeast. However, Igene expects that this will not affect Igene's ability to make and sell its product, AstaXin(R). The Company had expenses of $-0- in the nine months ended September 30, 2002 and 2001 relating to this on-going litigation.

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

     During the course of 2000 and 2001, Fermic, Igene's manufacturing agent, earned 5,043,019 shares of common stock as part of the manufacturing agreement in exchange for manufacturing services provided under that agreement. They are able to earn up to 20,000,000 shares throughout the course of the contract. The 5,043,019 shares were earned at an average price of $.06 per share over the period and issued at the end of 2001. During the nine months ended September 30, 2002, Fermic earned an additional 3,064,496, shares, which have been issued pursuant to the manufacturing agreement at an average price of $.035 per share or $109,124, which has been included as cost of manufacturing. Any future shares earned by Fermic will be issued on a quarterly basis. Igene relied on Section 4(2) of the Securities Act of 1933, as amended, to issue the shares Fermic without registration under that act. Igene relied on the representations and warranties of Fermic made in the manufacturing agreement in claiming the aforementioned exemption.

                    IGENE Biotechnology, Inc.

                             PART II
                        OTHER INFORMATION
                           (continued)


Sales of Unregistered Securities (continued)
____________________________________________

     On August 13, 2002, the Board of Directors, in further attempts to ascertain a manufacturing partner, authorized retention of the services of Mr. Martin Gerson. The expected term of the service will be two (2) years. In compensation for this service, Mr. Gerson was awarded 12,000,000 shares of Igene common stock. The 12,000,000 shares was issued on September 3, 2002 and expensed in the third quarter at market value, $.025 per share, or $300,000 as compensation at the time of the award. These shares were issued in reliance upon Rule 506 of Regulation D promulgated under the Securities Act of 1933, based upon certifications from Mr. Gerson that Mr. Gerson was an accredited investor at the time the shares were acquired.

Item 3.  Defaults Upon Senior Securities.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock.
     Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of September
     30, 2002, total dividends in arrears on Igene's preferred stock total $236,589 ($8.96 per share) and are included in the carrying value of the redeemable preferred stock

Item 4.  Submission of Matters to a Vote of Security Holders

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

     Results of the voting were as follows:

                                                       Votes                         Broker
                                        Votes          Against or     Votes          Non-
                                        For            Withheld       Abstained      Votes
                                        __________     __________     __________     __________
     (1)  Election of Directors
          Joseph C. Abeles              55,417,268     219,650        ---            ---
          John A. Cenerazzo             55,417,268     219,650        ---            ---
          Stephen F. Hiu                55,417,268     219,650        ---            ---
          Thomas L. Kempner             55,417,268     219,650        ---            ---
          Michael G. Kimelman           55,417,268     219,650        ---            ---
          Sidney R. Knafel              55,417,268     219,650        ---            ---
          Patrick F. Monahan            55,417,268     219,650        ---            ---
          Stein G. Ulve                 55,417,268     219,650        ---            ---

      (2)  Ratification of Auditors     55,394,368     171,200        71,350         ---


                     IGENE Biotechnology, Inc.

                             PART II
                        OTHER INFORMATION
                           (continued)

Item 5.  Other Information

     In August of 2002, Joseph C. Abeles and John A. Cenerazzo tendered their resignations from their respective positions on the board, effective immediately.


Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits


          Exhibit  99 - Certification of Chief Executive  Officer
                        pursuant to 18 U.S.C. SECTION 1350.

          Exhibit  99 - Certification of Chief Financial  Officer
                        pursuant to 18 U.S.C. SECTION 1350.

     (b)  Reports on Form 8-K

          On November 13, 2002 Igene filed an amendment to current report on Form 8-K filed January 4, 2002 containing the audited financial statements of ProBio Nutraceuticals relating to Igene's purchase of ProBio.

                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               IGENE Biotechnology, Inc.
                               _______________________________
                               (Registrant)


Date:  November 14, 2002       By:  /s/STEPHEN F. HIU
                                   ___________________________
                                       STEPHEN F. HIU
                                       President




Date:  November 14, 2002       By: /s/EDWARD J. WEISBERGER
                                   ___________________________
                                      EDWARD J. WEISBERGER
                                      Chief Financial Officer

I, Stephen F. Hiu, certify that:

1.   I   have  reviewed this quarterly report on Form  10-QSB  of
     IGENE Biotechnology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ STEPHEN F. HIU
____________________
    STEPHEN F. HIU
    President

I, Edward J. Weisberger, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of IGENE Biotechnology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ EDWARD J. WEISBERGER
___________________________
    EDWARD J. WEISBERGER
    Chief Financial Officer