Form 10QSB/A
period 2002-09-30
IGENE BIOTECHNOLOGY INC
filed 2003-03-31
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 10549
                           FORM 10-QSB/A



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

Yes                    No     x
      _____                 _____

The undersigned registrant hereby amends its quarterly report on form 10-QSB for the quarter ending September 30, 2002, as set forth in the pages attached hereto (see notes to financial statements).

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

                               -2-

                    IGENE BIOTECHNOLOGY, INC.

           QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

             OF THE SECURITIES EXCHANGE ACT OF 1934

                                     Part I.

Item 1.  Financial Information

                   IGENE Biotechnology, Inc.  and Subsidiaries
                           Consolidated Balance Sheets
                                               (as restated
                                              see Note 1.b.)
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

                   IGENE Biotechnology, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (continued)
                                               (as restated
                                              see Note 1.b.)
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
                                               _____________        _____________

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred
    stock, 8% cumulative, convertible,
    voting, series A, $.01 par value per
    share. Redemption value $16.96
    and $16.48, respectively.  Authorized
    1,312,500 shares, issued 26,405 shares          447,829              435,154

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value per share.
    Authorized, 750,000,000 and
    250,000,000 shares, respectively;
    issued and outstanding 90,953,096
    and 75,848,600 shares, respectively             909,531              758,486
  Additional paid-in capital                     22,349,240           22,188,836
  Accumulated other comprehensive income             98,313                  ---
  Deficit                                       (36,500,561)         (33,930,523)
                                               _____________        _____________

    TOTAL STOCKHOLDERS' DEFICIT                 (13,143,477)         (10,983,201)
                                               _____________        _____________

    TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIT                    $  3,619,191         $  3,539,006
                                               =============        =============






The accompanying notes are an integral part of the financial statements.

                   IGENE Biotechnology, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                 Three months ended                         Nine months ended
                                            ______________________________          ______________________________
                                            (as restated                            (as restated
                                           see Note 1.b.)                          see Note 1.b.)
                                            September 30,    September 30,          September 30,    September 30,
                                                    2002             2001                   2002             2001
                                            _____________    _____________          _____________    _____________
Sales - AstaXin(R)                          $  1,240,278     $  1,473,068           $  2,409,193     $  3,014,611
Sales - Nutraceuticals                           418,608              ---              1,555,014              ---
Cost of sales - AstaXin(R)                     1,136,670        1,332,906              2,171,311        2,659,467
Cost of sales - Nutraceuticals                   377,060              ---              1,199,497              ---
                                            _____________    _____________          _____________    _____________

  Gross profit                                   145,156          140,162                593,399          355,144
                                            _____________    _____________          _____________    _____________

Operating expenses:
  Marketing and selling                          265,004          435,031                847,878          900,115
  Research, development and pilot plant          208,189          164,265                579,913          389,877
  General and administrative                     420,943          169,856                911,635          425,433
                                            _____________    _____________          _____________    _____________

     Total operating expenses                  1,069,136          769,152              2,339,426        1,715,425
                                            _____________    _____________          _____________    _____________

     Operating (loss)                           (923,980)        (628,990)            (1,746,027)      (1,360,281)
                                            _____________    _____________          _____________    _____________

Other income (expense)
  Miscellaneous income                               ---              ---                    ---            6,000
  Interest expense, net of interest
    income of $253, $1,700, $1,082,
    and $8,408, respectively                    (317,409)        (173,182)              (824,011)        (601,029)
                                            _____________    _____________          _____________    _____________

    Net loss                                $ (1,066,389)    $   (802,172)          $ (2,570,038)    $ (1,955,310)
                                            =============    =============          =============    =============
    Basic and diluted
    net loss per common share               $      (0.01)    $      (0.01)          $      (0.03)    $      (0.03)
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

                   IGENE Biotechnology, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Deficit
                         (as restated - see Note 1.b.)
                           (Unaudited - Continued)

                                                               Accumulated
                                                               Additional                    Other          Total
                                          Common Stock         Paid-in                       Comprehensive  Stockholders'
                                         (shares/amount)       Capital        Deficit        Income(Loss)   Deficit
                                      _______________________  _____________  _____________  _____________  _____________

Balance at January 1, 2001            62,249,005  $  622,490   $ 21,411,645   $(30,257,564)           ---   $ (8,223,429)

Cumulative undeclared dividends
  on redeemable preferred stock              ---         ---        (12,675)           ---            ---        (12,675)

Issuance of common stock in
  lieu of cash in payment of
  interest on subordinate debenture       40,000         400         89,600            ---            ---         90,000

Exercise of employee stock options       305,666       3,057         12,227            ---            ---         15,284

Exercise of warrants                     170,910       1,709         15,382            ---            ---         17,091

Net loss for the nine months ended
  September 30, 2001                         ---         ---            ---     (1,955,310)           ---     (1,955,310)
                                      ___________ ___________  _____________  _____________  _____________  _____________

Balance at September 30, 2001         62,765,581  $  627,656   $ 21,516,179   $(32,212,874)           ---   $(10,069,039)
                                      =========== ===========  =============  =============  =============  =============

Balance at January 1, 2002            75,848,600  $  758,486   $ 22,188,836   $(33,930,523)           ---   $(10,983,201)

Cumulative undeclared dividends
  on redeemable preferred stock              ---         ---        (12,674)           ---            ---        (12,674)

Issuance of common stock in
  lieu of cash in payment of
  interest on subordinate debenture       40,000         400         89,600            ---            ---         90,000

Issuance of common stock in
  lieu of cash in payment for
  consulting fee                      12,000,000     120,000          5,000            ---            ---        125,000

Shares issued
  for manufacturing agreement          3,064,496      30,645         78,478            ---            ---        109,124

Comprehensive loss:

  Net loss for the nine months
  ended September 30, 2002                   ---         ---            ---     (2,570,038)           ---     (2,570,038)

Other comprehensive income-
  foreign currency translation               ---         ---            ---            ---         98,313         98,313
                                                                                                            _____________

     Total comprehensive loss                                                                                 (2,471,725)
                                      ___________ ___________  _____________  _____________  _____________  _____________

Balance at September 30, 2002         90,953,096  $  909,531   $ 22,524,240   $(36,675,561)  $     98,313   $(13,143,477)
                                      =========== ===========  =============  =============  =============  =============






The accompanying notes are an integral part of the financial statements.

                   IGENE Biotechnology, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                Nine months ended
                                                          (as restated
                                                         see Note 1.b.)
                                                          September 30,   September 30,
                                                                  2002            2001
                                                          _____________   _____________
Cash flows from operating activities:
  Net loss                                                $ (2,570,038)   $ (1,955,310)
  Adjustments to reconcile net loss to net cash used
  by operating activities:
    Depreciation                                                39,647          17,715
    Amortization                                                87,386          87,385
    Foreign currency translation adjustment                     98,313             ---
    Consulting cost paid in shares of common stock             125,000             ---
    Manufacturing cost paid in shares of common stock          109,122             ---
    Interest on debenture paid in shares of common stock        90,000          90,000
    Decrease (increase) in:
      Accounts receivable                                     (228,819)     (1,095,065)
      Inventory                                               (162,876)        159,324
      Prepaid expenses and other current assets                 36,415         (82,858)
    Increase in:
      Accounts payable and accrued interest                    929,520       1,369,448
                                                          _____________   _____________

      Net cash used in operating activities                 (1,446,330)    ( 1,409,361)
                                                          _____________   _____________

Cash flows from investing activities:
  Capital expenditures                                        (204,074)        (58,872)
                                                          _____________   _____________

     Net cash used in investing activities                    (204,074)        (58,872)
                                                          _____________   _____________

Cash flows from financing activities:
  Proceeds from borrowing                                    1,300,000       1,500,000
  Proceeds from (repayment of) long-term debt                   (1,733)         (2,290)
  Proceeds from exercise of employee stock options                 ---          12,500
                                                          _____________   _____________

     Net cash provided by financing activities               1,298,267       1,510,210
                                                          _____________   _____________

     Net increase (decrease) in cash
       and cash equivalents                                   (352,137)         41,977

     Cash and cash equivalents at beginning of period          394,487         143,572
                                                          _____________   _____________

     Cash and cash equivalents at end of period           $     42,350    $    185,549
                                                          =============   =============

Supplementary disclosure and cash flow information
  Cash paid for:
    Interest                                              $     67,973    $        440
    Income taxes                                                   -0-             -0-


The accompanying notes are an integral part of the consolidated financial statements.

           IGENE Biotechnology, Inc. and Subsidiaries
                  Notes to Financial Statements


(1)  (a) Unaudited consolidated financial statements

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

     (b) Subsequent to the issuance of Igene's financial statements as of and for the quarter ended September 30, 2002, Igene's management determined that due to the fair valuation adjustment as relates to compensation of Martin Gerson, as was previously filed with the commission certain adjustments were necessary to more fairly present the financial condition of Igene. The valuation of the shares was reduced, accordingly the expense recorded as third quarter general and administravite expense was reduce and along with the reduction of additional paid in capital. As a result the net loss incurred during the third quarter was reduced.

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

     During the nine months ended September 30, 2002, the Board of Directors, in further attempts to ascertain a manufacturing partner, has authorized retention of the services of Mr. Martin Gerson. The expected term of the service will be for two (2) years. In compensation for this service, Mr. Gerson was awarded 12,000,000 shares of Igene common stock. The value of the services to be performed by Mr. Gerson was $125,000, as determined by the Board of Directors. In determining the number of shares issued for services to be performed, consideration was given to such factors as blockage discounts and that the shares of common stock are restricted.

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

Subsequent to   the    issuance   of Igene's financial statements
as of and for the quarter ended September 30, 2002, Igene's management determined that due to the fair valuation adjustment as relates to compensation of Martin Gerson, as was previously filed with the commission certain adjustments were necessary to
more  fairly  present  the  financial  condition   of Igene.  The
valuation of the shares was reduced, accordingly the expense recorded as third quarter general and administravite expense was reduce and along with the reduction of additional paid in capital.
As a result the net loss incurred during the third   quarter  was
reduced.


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

           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Operating expenses
    General and administrative expenses for the quarters ended September 30, 2002 and 2001 were $420,943 and $165,856, respectively, an increase of $251,087 or 148%. General and administrative expenses for the nine months ended September 30, 2002 and 2001 were $911,635 and $425,433, respectively, an increase of $486,202 or 114%. This increase is due mainly to a one time charge for shares issued as compensation. The Board of Directors, in further attempts to ascertain a manufacturing partner, has authorized retention of the services of Mr. Martin Gerson. The expected term of the service will be for two (2) years. In compensation for this service, Mr. Gerson was awarded 12,000,000 shares of Igene common stock. As there is only an expectation for term of service but no requirement the total estimated compensation $125,000 was expensed during the third quarter. The value of the services to be performed by Mr. Gerson was $125,000, as determined by the Board of Directors. In determining the number of shares issued for services to be performed, consideration was given to such factors as blockage discounts and that the shares of common stock are restricted. In addition, an increase results from the purchase of ProBio Nutraceuticals, the additional management received incurring additional management compensation expense, and the overhead incurred, as well as increases in cost of insurance coverage, increased legal fees and administrative travel due to the expansion of the Company. General and administrative expenses are expected to remain at the current level with the exception of the one time payment to Mr. Gerson. These expenses are expected to be funded by additional funding from stockholders, and by profitable operations, if profitable operations occur. However, we can provide no assurances that such additional funding will become available or that such funding, if any, will be available upon terms favorable to us.

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

Net loss and basic and diluted net loss per common share
    As a result of the foregoing, the Company reported net losses of $1,066,389 and $802,172, respectively, for the quarters ended September 30, 2002 and 2001, an increased loss of $264,217 or 33%. The Company reported net losses of $2,570,038 and $1,955,310, respectively, for the nine months ended September 30, 2002 and 2001, an increased loss of $614,728, or 31%. This represents a loss of $.01 per basic and diluted common share in each of the quarters ended September 30, 2002 and 2001, and $.03 per basic and diluted common share in each of the nine months ended September 30, 2002 and 2001. The weighted average number of shares of common stock outstanding of 81,879,107 and
62,628,979, respectively, for the quarters ended September 30, 2002 and 2001 have increased by 19,250,128 shares. This resulted from the weighted average adjustments of the issuance of 80,000 shares in lieu of interest payment on a subordinated debenture, the issue of 8,000,000 shares of stock related to the purchase of ProBio, the issuance of 300,666 shares of common

           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Net  loss  and  basic  and  diluted net  loss  per  common  share
(continued)
stock pursuant to the exercise of employee stock options, the issuance of 8,107,515 shares to its manufacturer as regards the manufacturing agreement, and 12,000,000 shares to Mr. Gerson as regards the consulting agreement. The weighting of the last issuance of 595,728 shares to its manufacturer, and the 12,000,000 to Mr. Gerson will have only a minimal effect on the weighted average number of shares of common stock outstanding as of September 30, 2002 as they were not issued until the later half of the current quarter.

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

                    IGENE Biotechnology, Inc.

                             PART II
                        OTHER INFORMATION
                           (continued)


Sales of Unregistered Securities (continued)
____________________________________________

     On August 13, 2002, the Board of Directors, in further attempts to ascertain a manufacturing partner, authorized retention of the services of Mr. Martin Gerson. The expected term of the service will be two (2) years. In compensation for this service, Mr. Gerson was awarded 12,000,000 shares of Igene common stock. The 12,000,000 shares was issued on September 3, 2002 and expensed in the third quarter at market value of approximately $0.01 per share, or $125,000 as compensation at the time of the award. These shares were issued in reliance upon Rule 506 of Regulation D promulgated under the Securities Act of 1933, based upon certifications from Mr. Gerson that Mr. Gerson
     was an accredited investor   at  the  time the  shares  were
     acquired.

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



                               IGENE Biotechnology, Inc.
                               _______________________________
                               (Registrant)


Date:  March 31, 2003          By:  /s/STEPHEN F. HIU
                                   ___________________________
                                       STEPHEN F. HIU
                                       President




Date:  March 31, 2003          By: /s/EDWARD J. WEISBERGER
                                   ___________________________
                                      EDWARD J. WEISBERGER
                                      Chief Financial Officer

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

Date: March 31, 2003

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

Date: March 31, 2003

/s/ EDWARD J. WEISBERGER
___________________________
    EDWARD J. WEISBERGER
    Chief Financial Officer