Form 10KSB
period 2002-12-31
IGENE BIOTECHNOLOGY INC
filed 2003-03-31
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549
                     FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended December 31, 2002

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________ to ___________

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

         Common Stock (par value $.01 per share)
         _______________________________________
                    (Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES         X          NO
           ___              ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State  issuer's  revenues  for  its  most  recent fiscal year
$3,491,765
__________

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$415,478 as of February 24, 2003
________________________________
(Note: The officers and directors of the issuer are considered affiliates for purposes of this calculation.)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 24, 2003 there were 92,943,746 shares of the
      ___________________________________________________________
issuer's common stock outstanding.
__________________________________

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR  PROVISIONS" OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

EXCEPT FOR HISTORICAL FACTS, ALL MATTERS DISCUSSED IN THIS REPORT, WHICH ARE FORWARD LOOKING, INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. CERTAIN STATEMENTS IN THIS REPORT SET FORTH MANAGEMENT'S INTENTIONS, PLANS, BELIEFS, EXPECTATIONS OR PREDICTIONS OF THE FUTURE BASED ON CURRENT FACTS AND ANALYSES. WHEN WE USE THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "ESTIMATE," "INTEND" OR SIMILAR EXPRESSIONS, WE INTEND TO IDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENT, DUE TO A VARIETY OF FACTORS, RISKS AND UNCERTAINTIES. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO,
COMPETITIVE PRESSURES FROM OTHER COMPANIES AND WITHIN THE BIOTECH INDUSTRY, ECONOMIC CONDITIONS IN THE COMPANY'S PRIMARY MARKETS, EXCHANGE RATE FLUCTUATIONS, REDUCED PRODUCT DEMAND, INCREASED COMPETITION, UNAVAILABILITY OF PRODUCTION CAPACITY, UNAVAILABILITY OF FINANCING, GOVERNMENT ACTION, WEATHER CONDITIONS AND OTHER UNCERTAINTIES, INCLUDING THOSE DETAILED IN "RISK FACTORS" BELOW AND FROM TIME-TO-TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.


                          PART I

ITEM 1.     DESCRIPTION OF BUSINESS

General

     IGENE Biotechnology, Inc. ("Igene") is engaged in the business of developing, marketing, and manufacturing specialty ingredients for human and animal nutrition. Igene was formed on October 27, 1981 to develop, produce and market value-added specialty biochemical products. Igene is a supplier of natural astaxanthin, an essential nutrient in different feed applications and as a source of pigment for coloring farmed salmon species. Igene also supplies nutraceutical ingredients, as well as consumer ready health food supplements, including astaxanthin. Igene is focused on fermentation technology, pharmacology, nutrition and health in its marketing of products and applications worldwide.

     During the year 2001, Igene purchased its sales agent, ProBio Nutraceuticals AS ("ProBio"), a Norwegian company. ProBio specializes in sales and marketing to the pharmaceutical industry and feed ingredients markets. In addition to ProBio's nutraceuticals business, it was hoped the purchase would add to Igene's management structure and enhance sales development. Following the acquisition, Stein Ulve and Per Benjaminsen, the managing director and director of marketing and sales, respectively, of ProBio became our chief executive officer and chief marketing officer, respectively, pursuant to written employment agreements. This division is referred to as Igene Norway AS.

     Igene Biotechnology Inc., in an effort to focus on and grow its core business, on February 5, 2003 disposed of its interest in its former subsidiary, ProBio. Fermtech AS, a joint stock company incorporated in the Kingdom of Norway and owned equally by our former chief executive officer, Stein Ulve and our former chief marketing officer, Per Benjaminsen, purchased the shares of ProBio. Mr. Ulve has resigned as CEO and director of Igene while Mr. Benjaminsen continues to serve the Company as in independent consultant, effective as of December 31, 2002.

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

     In a notice published in the Federal Register July 6, 2000, the FDA announced the amendment of its color additive regulations to provide for the safe use of Phaffia yeast, such as that in the Company's product, AstaXin(R),as a color additive in aquaculture feeds. This ruling, which became effective August 8, 2000, allows Igene to market its product, AstaXin(R), for aquaculture feeds and fish produced in, or imported into, the United States. This ruling is available to the public in the Federal Register. Igene has also previously obtained approval for AstaXin(R) from the Canadian Food Inspection Agency
(CFIA). Additional foreign approval applications for AstaXin(R), including those for the European Union, are in progress. Igene is required to perform tests and prepare documentation as part of the application process. It is hoped the application will be submitted in the first half of 2003 and be approved in 2004.

     In July 2000, Igene also obtained clearance from the FDA to market its product, AstaXin(R), as a human dietary supplement in the United States. Scientific literature indicates that natural astaxanthin, such as that in the Company's product, AstaXin(R), may offer health benefits for humans due to its antioxidant properties. The FDA notification and the Company's submissions are available to the public from the FDA. Comparable agencies in the European Union and other foreign countries may have their own additional registration procedures. No additional applications for approval of AstaXin(R) as a human nutritional supplement have yet been submitted.

     Igene has not incurred and does not anticipate any material environmental compliance costs.

Research and Development

     As of December 31, 2002, Igene had expended approximately $13,028,781 on research and development since its inception on October 27, 1981 and has, as of December 31, 2002, received revenues from product sales and royalties of approximately $10,410,397 from the proprietary processes resulting from such research and development. Igene will continue to incur research and development costs in connection with improvements in its existing processes and products, but it does not anticipate development of new processes and products in 2003.

     Research and development expenditures for each of the last two years are as follows:

     2001     $ 536,638
     2002     $ 609,781

     Igene's research and development activities have resulted in the development of processes to produce the products hereinafter discussed.

Commercial Products

AstaXin(R)

     AstaXin(R) is Igene's registered trademark for its dried yeast product made from a proprietary strain of yeast developed by Igene. AstaXin(R) i s a natural source of astaxanthin, a pigment which imparts the characteristic red color to the flesh of salmon, trout, prawns and certain other types of fish and shellfish. In the ocean, salmon and trout obtain astaxanthin
from  krill   and   other   planktonic  crustaceans   in  their
diet.   A     krill     and       crustacean      diet    would
be prohibitively expensive for farm-raised salmonids. Without the addition of astaxanthin, the flesh of such fish is a pale, off-white color, which is less appealing to consumers expecting "salmon-colored" fish. Fish feeding trials in Europe, Asia, and North and South America have demonstrated the efficacy of AstaXin(R) in pigmenting fish. An estimated 1,000,000 metric tons of farm-raised salmon are produced annually worldwide. Igene derived revenue during 2002 and 2001 from sales of the product, AstaXin(R). Substantially all of Igene's AstaXin(R) 2002 and 2001 sales were to fish producers in the aquaculture industry in Chile. During 2002, three customers, who are located in Chile, represented over 10% of sales each, for a total of 83% in the aggregate. Accordingly, all of Igene Chile's receivables are located in Chile. All of Igene's manufacturing operations for AstaXin(R) are conducted in a single manufacturing facility in Mexico City, Mexico.

     On  May   20,  2000,  Igene   renewed   its   manufacturing
arrangement with Fermic, S.A. de C.V., of Mexico City, Mexico ("Fermic"), for the production of its natural astaxanthin pigment, AstaXin(R), in Fermic's manufacturing facility in Mexico. Commercial production began in January of 1998, and Igene continues to manufacture and sell AstaXin(R) worldwide, directly or through distributors to meet an anticipated increasing demand for the product. All of Igene's manufacturing operations for
AstaXin(R) are conducted  in   Fermic's   single   manufacturing
facility located in Mexico City, Mexico.

     The Fermic contract executed in May 2000, provides that the manufacturer has the right and license to produce AstaXin(R) for Igene, is paid a cash fee based on manufacturing capacity, and may receive up to 20,000,000 shares of Igene common stock in lieu of additional cash based on quantity of product manufactured over the six year term. Of the 20,000,000 shares available to be earned, 8,303,269 have been earned and issued to date. Fermic provides equipment and facilities necessary to manufacture and store the product and is responsible for purchasing raw materials. Igene is responsible for sales efforts and for ensuring the quality of the pigment. Igene also has a role in ensuring that the manufacturing process works effectively. The contract expires May 20, 2006, unless terminated earlier by either party. See Item 2. Description of Property, incorporated herein by reference.

     Based on estimates of worldwide production of farm raised salmon, Igene believes the market for astaxanthin as a color additive in salmon feed exceeds $200,000,000 per year worldwide, which would require approximately 10,000 metric tons of AstaXin(R) to serve 100% of the market. A single competitor, who produces a chemically synthesized product, presently controls more than 80%
of   the   world  market  for  astaxanthin  as  a  pigment  for
aquaculture.   Igene's production for the year 2003 will depend
on the successful completion of production increases by their current manufacturing partner in Mexico City, in addition to
management   locating   additional   satisfactory    production
providers. Demand is currently projected to exceed the current contracted production capacity of Igene's current producer. However,there can be no assurance that the Company will be able to find and subsequently be able to utilize other additional sources of production capacity,or that, if it is able to obtain additional production capacity,that it will be able to do so on
terms favorable to Igene or that any  level  of   demand   will
continue.

     Igene, after successfully completing commercial trials of AstaXin(R) with fish farming companies in Chile, has achieved total sales in 2000, 2001 and 2002, of approximately $8,375,335 in the aggregate.

     Effective January 1, 2001, Igene appointed ProBio as its exclusive worldwide agent for the marketing,promotion and sales of all of its natural astaxanthin products. In December 2001, Igene purchased ProBio to further this development as well as the development of it's management structure. As a result of this purchase, Igene terminated its exclusive agreement with ProBio.

     During 1997, Archer-Daniels Midland, Inc. (ADM) filed suit against Igene alleging patent infringement regarding AstaXin(R). Igene filed a counter-suit against ADM alleging theft of trade
secrets.   This  litigation  is  on-going.  See  Item  3. Legal
Proceedings, incorporated herein by reference.

     During 2001 and 2002 Igene began investigating other possible commercial uses of astaxanthin, including its application as a human nutritional supplement. Igene has formulated natural astaxanthin as a super-antioxidant, AstaXin(R), for the North American dietary supplement market. Antioxidants are one of the largest product categories in the health and nutrition industry.

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

    All patents and trademarks are carefully reviewed and those with no foreseeable commercial value are abandoned to eliminate costly maintenance fees. Patents, trademarks on technology and products with recognized commercial value, and which Igene is currently maintaining, include those for AstaXin(R) ,which have remaining lives ranging from 6 to 10 years.

Competition

     Competitors in the biotechnology field in the United States and elsewhere are numerous and include major chemical, pharmaceutical and food companies, as well as specialized
biotechnology   companies.    Competition  can  be  expected  to
increase as small biotechnology companies continue to be purchased by major multinational corporations with substantial resources. Competition is also expected to increase with the introduction of more diverse products developed by biotechnology firms, increasing research cooperation among academic institutions and large corporations, and continued government funding of research and development activities in the biotechnology field, both in the United States and overseas. Unlike the majority of biotechnology companies, which are developing products principally for the pharmaceutical industry, Igene has focused its own activities on the development of proprietary products for use in aquaculture and nutritional supplement industries. In the future, however, competitors may offer products, that, by reason of price, or efficacy, or more substantial resources for technology advances, may be superior to Igene's existing or future products.

     A single large pharmaceutical company presently dominates the market for astaxanthin pigment for aquaculture in which Igene's product,AstaXin(R),is presently marketed and sold. Igene believes that AstaXin(R), which is made from yeast, will compete with this dominant producer, and other producers whose products are chemically synthesized, based on its use of natural ingredients. As consumers and producers of fish become more aware of other alternatives, Igene believes that they will desire natural ingredients, such as those in AstaXin(R).

     Several companies are also known to be developing and marketing other natural astaxanthin products. Some of these companies' products are made from algae, while others are made from yeast. Igene believes that AstaXin(R) will compete with other companies' astaxanthin products which are made from algae, due to Igene's higher production capacity and lower production costs, but can provide no assurances in that regard. Igene also believes that AstaXin(R) will compete with other companies' astaxanthin products which are also made from yeast due to our proprietary process to disrupt yeast cell walls, which, as studies have shown, makes AstaXin(R) more readily absorbed by the fish.

     Igene is also beginning to explore the possible use of AstaXin(R) as a human nutritional supplement. This market is attractive because of potentially higher profit margins. Other companies are known to also be developing and marketing astaxanthin products for the human nutritional supplement market. Igene can not yet predict how competitive it would be in this market.

Sources and Availability of Raw Materials

   Raw materials used in the manufacture of AstaXin(R) consist principally of agricultural commodities widely available in world markets from many suppliers, which may be used interchangeably. We do not anticipate material price fluctuations or changes in availability in these raw materials in the near future.

Employees

    At December 31, 2002, Igene had 15 full time and two part-time employees. Ten full time employees and one part-time employee are in administration and/or marketing, while the remainder are engaged in research, process development and support of manufacturing activities. The full time marketing employees include Igene's two sales and technical representatives in Chile and three representatives in Norway. Additionally, two of the employees located in Norway are administrative. With the disposition of ProBio the five individuals that are located in Norway will no longer be Igene employees. The remainder of the employees are based in the U.S. Igene also utilizes various consultants on an as-needed or short-term basis.

     None of Igene's employees are represented by a labor union and Igene has experienced no work stoppages. Igene believes its relations with its employees are satisfactory.


ITEM 2.     DESCRIPTION OF PROPERTY

     Igene leases approximately 8,500 square feet of space in the Oakland Ridge Industrial Park located at 9110 Red Branch
Road,  Columbia,  Maryland.   Igene occupies the space under a
lease extension expiring on January 31, 2004. The approximate rental expense for the remaining year is $93,600.Approximately 2,000 square feet of this space is used for executive and administrative offices and approximately 2,500 feet is used for research and development activities. The remaining 4,000 square
feet   of   space   is  used  for Igene's intermediate-stage or
scale-up pilot plant facility.

     Igene also leases, under a contract expiring May 2006, manufacturing capacity at Fermic S.A. de C.V. (Fermic)in Mexico City, Mexico and leases warehouse space for product storage in Mexico City. The lease for warehouse space is on an as needed basis, and Igene is under no obligation to lease space.

     Igene began a one year lease in December 2001, which renewed in December 2002, of approximately 220 square feet of office space, in Chile, for the conduct of marketing and technical support activities by its full-time technical representatives. Igene also leases warehouse space on a month to month basis as needed for product storage in Chile.

     During the fourth quarter of 2001, Igene executed a six month lease on a three bedroom residence in Annapolis, Maryland to be used by the representatives traveling from Norway, in order to reduce travel costs while those relocating are able to
get situated.   In January 2003 this lease was cancelled.

     Igene currently owns or leases sufficient equipment and facilities for its research operations and all of this equipment is in satisfactory condition and is adequately insured. There
are  no  current  plans for  improvement of this property.   If
demand for Igene's product continues to increase,Igene plans to lease additional manufacturing capacity and additional warehouse space as needed in both Mexico City and Chile and continue to
pursue   an  additional   manufacturing arrangement with third-
parties.

ITEM 3.     LEGAL PROCEEDINGS

     Archer Daniels Midland, Inc. ("ADM") sued Igene, alleging patent infringement and requesting injunctive relief as well as an unspecified amount of damages (suit filed July 21, 1997,U.S. District Court, Baltimore, MD). Igene has filed a $300,450,000 counterclaim concerning the theft of trade secrets (counter claim filed August 4, 1997). The court denied ADM's request for preliminary injunctive relief. Mediation efforts during 1999 did not resolve this dispute, which has been returned to the court for a judicial disposition. Presently, a stay on all discovery remains in effect while a court-appointed expert analyzes the yeast products of both parties. Igene believes that it is
not  probable  that   this    dispute   will   result  in   an
unfavorable outcome to Igene. Accordingly, no liability has been reflected in the December 31, 2002 balance sheet. Nonetheless, should ADM prevail, Igene could be liable for damages,and Igene could also lose the right to use a particular strain of yeast. However, Igene expects that this will not affect Igene's ability to make and sell its product,AstaXin(R). Igene had expenses of $47,159 and $65,258 in 2002 and 2001 respectively, associated with this on-going litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                          PART II

ITEM 5.     MARKET FOR COMMON  EQUITY AND  RELATED  STOCKHOLDER
            MATTERS.

Common Stock

     Commencing on or about June 12, 1989, Igene's common stock began trading on the over-the-counter market on a limited basis and is quoted on the National Quotation Bureau's OTC "bulletin board". The following table shows, by calendar quarter, the range of representative bid prices for Igene's common stock for 2002 and 2001.

           Calendar Quarter          High                Low
           ________________        ________            ________
2002:      First Quarter           $ .0800             $ .0400
           Second Quarter          $ .0575             $ .0230
           Third Quarter           $ .0400             $ .0200
           Fourth Quarter          $ .0270             $ .0070

2001:      First Quarter           $ .1700             $ .0620
           Second Quarter          $ .1000             $ .0575
           Third Quarter           $ .0795             $ .0480
           Fourth Quarter          $ .0575             $ .0341


     Igene obtained the above information through Pink Sheets, LLC, a national quotation bureau. Such quotations are inter-
dealer  quotations   without  retail  mark-up, mark-downs, or
commissions, and may not represent actual transactions. The above quotations do not reflect the "asking price" quotations of the stock.

     The approximate number of record holders of Igene's common stock as of February 24, 2003 was 250. As of February 24, 2003,the high bid and low offer prices for the common stock, as shown on the "over-the-counter bulletin board" were $0.035 and $0.02, respectively.

Preferred Stock

     There was no public market for Igene's preferred stock during 2002 and 2001 and since January 25, 1988, no quotations for the preferred stock have been reported on any market. The approximate number of record holders of preferred stock as of February 24, 2003 was 11.

Dividend Policy

     When and if funds are legally available for such payment under statutory restrictions, Igene may pay annual cumulative dividends on the preferred stock of $.64 per share on a quarterly basis. During 1988 Igene declared and paid a cash dividend of $.16 per share of its preferred stock. In December 1988,Igene suspended payment of the quarterly dividend of $.16 per share of preferred stock. No dividends have been declared or paid since 1988. Any resumption of dividend payments on preferred stock would require significant improvement in cash flow. Preferred stock dividends are payable when and if declared by Igene's board. Unpaid dividends accumulate for future payment or addition to the liquidation preference and redemption price of the preferred stock. As of December 31, 2002 the total amount of dividends in arrears with respect to Igene's preferred stock was $238,534 (or $9.12 per share).

     Dividends on common stock are currently prohibited because of the preferential rights of holders of preferred stock. Igene has paid no cash dividends on its common stock in the past and does not intend to declare or pay any dividends on its common stock in the foreseeable future.

Sales of Unregistered Securities

     On February 22nd 2002,Igene issued and sold $1,000,000 in
aggregate principal amount  of  8%   convertible debentures to
certain directors of Igene. These debentures are convertible into shares of Igene's common stock at $.04 per share based on the market price of Igene's shares at the time the debentures were agreed to. In consideration of the commitment to purchase the 8% convertible debenture, these directors also received an aggregate of 25,000,000 warrants to purchase common stock at $.04 per share. These debentures, if not converted earlier, become due on February 22nd 2012. Igene believes that the issuance and sale of the convertible debenture is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, based on, among other things, the fact that the purchasers of the securities were directors of Igene at the time of purchase.

     On July 17th 2002, Igene issued and sold $300,000 in aggregate principal amount of 8% convertible debentures to certain directors of Igene. These debentures are convertible into shares of Igene's common stock at $.03 per share based on the market price of Igene's shares at the time the debentures were agreed to. In consideration of the commitment to purchase the 8% convertible debenture, these directors also received an aggregate of 10,000,000 warrants to purchase common stock at $.03 per share. These debentures, if not converted earlier, become due on July 17th 2012. Igene believes that the issuance and sale of the convertible debenture is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, based on, among other things, the fact that the purchasers of the securities were directors of Igene at the time of purchase.

     On December 21st 2002, Igene issued and sold $250,000 in aggregate principal amount of 8% demand notes to certain directors of Igene. Should Igene be unable to repay them under the terms of the notes, they would become convertible into shares of Igene's common stock based on the market price of Igene's shares at the time the notes are due. Igene believes that the issuance and sale of the convertible debenture is exempt from registration under Section 4(2) of the Securities Act of 1933,as amended, based on, among other things, the fact that the purchasers of the securities were directors of Igene at the time of purchase.

     On August 13, 2002, the Board of Directors, in further attempts to ascertain a manufacturing partner, authorized
retention  of  the  services  of   Mr.  Martin   Gerson.   His
responsibility would be to locate and negotiate a deal with a manufacturing partner and act as liason for the expected two-year term of the service. In compensation for this service, Mr. Gerson was awarded 12,000,000 shares of Igene common stock. The 12,000,000 shares were issued on September 3, 2002 and expensed in the third quarter at fair value of approximately, $.01 per share, or $125,000, as compensation at the time of the award. The value of the services to be performed by Mr. Gerson was $125,000, as determined by the Board of Directors. In determining the number of shares issued for the services to be performed, consideration was given to such factors as blockage discounts and that the shares of common stock are restricted. The total amount was expensed immediately as there is no service requirement for Mr. Gerson. These shares were issued in reliance upon Rule 506 of Regulation D promulgated under the Securities Act of 1933, based upon certifications from Mr. Gerson that Mr. Gerson was an accredited investor at the time the shares were acquired.

     On August 13, 2002, the Board of Directors, in lieu of additional compensation,authorized the payment of shares to Mr. Stephen Hiu and Mr. Patrick Monahan. In compensation each of them was awarded 800,000 shares of Igene common stock. The aggregate 1,600,000 shares was issued on December 26, 2002 and expensed in the fourth quarter based on market value at the time of award, $.025 per share, or $40,000 as compensation.

     In December of 2001, Igene issued 8,000,000 shares of common stock in addition to $1,000,000 of convertible debentures and $400,000 in cash, as consideration for the purchase of its sales agent ProBio pursuant to a written purchase agreement. Based on the current market price of the shares in December,
2001, at the completion of the purchase, the transaction was recorded at $.05 per share. In consideration for the payment of stock, convertible debentures and cash as described above,Igene received all 10,000 of the issued and outstanding stock of ProBio. ProBio's assets were valued at $577,462. These assets included all tangible and intangible fixed assets as well as accounts payable, accounts receivable, and cash. Igene relied on Section 4(2) of the Securities Act of 1933, as amended, to issue the shares to the former stockholders of ProBio without
registration   under   that   act.    Igene   relied   on   the
representations and warranties of the selling stockholders in claiming the aforementioned exemption.

     During the course of 2002 and 2001, Fermic, Igene's manu-facturing agent, earned 3,260,246 and 5,043,019 shares, res-pectively, of common stock as part of the manufacturing agree-ment. Fermic earns 2,250 shares of common stock for each kilo-gram pure astaxanthin produced and delivered as part of the agreement.The average price is based on the market value of the
shares  at the time the product was produced.   Fermic can earn
up to 20,000,000 shares in  total   under   the  contract.  The
3,260,246 shares were earned at an average price of $.03 per share for 2002, and 5,043,019 shares were earned at an average price of $.06 per share over the period and issued at the end of
2001.   Through  December  31, 2002, 8,303,269 shares have been
earned. Any future shares earned by Fermic will be issued on a quarterly basis. Igene relied on Section 4(2) of the Securities Act of 1933, as amended, to issue the shares Fermic without
registration   under   that   act.    Igene   relied   on   the
representations   and   warranties   of   Fermic   made  in the
manufacturing agreement in claiming the aforementioned exemption.

    Igene issued 40,000 shares in 2002 and 80,000 shares in 2001 on a variable rate subordinated debenture with a principal balance of $1,500,000, in lieu of interest payable thereunder of $45,000 and $90,000 for 2002 and 2001, respectively. On October 1, 2002, Igene exercised its right to satisfy this debt in its entirety by paying the holder of the variable rate subordinated debenture 187,500 shares of its newly designated Series B 8% Cumulative Convertible Preferred Stock, valued pursuant to the terms of the debenture at a rate of $8.00 per share. Igene relied on Section 4(2) of the Securities Act of 1933, as amended, to issue the shares to the holder of the variable rate subordinated debenture without registration under the Securities Act of 1933, as amended.

ITEM 6.	    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION

     Certain statements in this report set forth management's intentions, plans, beliefs, expectations or predictions of the future based on current facts and analyses. Actual results may differ materially from those indicated in such statements, due to a variety of factors including competitive pressures from other companies and within the biotech industry, economic conditions in Igene's primary markets, exchange rate fluctuations, reduced product demand, increased competition, unavailability of production capacity, unavailability of financing, government action, weather conditions and other uncertainties, including those detailed in "Risk Factors" below and from time-to-time in Igene's Securities and Exchange Commission filings.

Recent Developments

     March  19,  2003,  Tate & Lyle PLC and Igene Biotechnology,
Inc. (Igene)  announced  a  50:50  joint   venture  to   produce
AstaXin(R), a natural source of the pigment astaxanthin, which is widely used in the aquaculture industry.

     AstaXin(R)  will  be  produced  utilizing  Tate  &  Lyle's fermentation capability together with unique technology developed by Igene. Part of Tate & Lyle's existing Selby, England, citric acid facility will be modified to include the production of 1,500 tons per annum of this new product. Tate & Lyle's investment of $25 million includes certain of its facility assets currently used in citric acid production. Commercial production is expected to commence in the calendar year 2004.

Results of Operations

Sales and other revenue

     Sales of AstaXin(R) for 2002 and 2001, were $3,491,765 and $4,181,037, respectively--a decrease of $689,272 or 16.5%. The reduction in sales is due to the lack of a satisfactory level of production coupled with current market condition pressures, including increased competition and a reduction in the sales price. It is expected sales for subsequent quarters will return to the levels of 2001, provided we will be able to achieve satisfactory production. However, there can be no assurance that these, or any increases in sales will occur, or that they will be material.

Cost of sales and gross profit

     Gross Profit on sales of AstaXin? was $324,131 for 2002. This is a decrease of $339,478 from the profit of $663,609 for
2001.   Gross  profit  was 9.3% of sales for 2002 and 15.9% for
2001.   Igene  attributes  the  fall  in  gross
profit to a combination of pricing pressures in the market and inefficiencies in production. Igene expects that gross profit can return to the 2001 levels and can be maintained at that percentage of sales, but can provide no assurances. It is expected that increased future production efficiencies will reduce the cost of product produced and offset the reduced sales price. In addition, these efficiencies would provide additional
product       to     meet     additional    demand,         but
Igene can provide no assurances in this regard. If demand for AstaXin(R) continues to increase, as Igene expects, sales and gross profits may be limited by the quantities of AstaXin(R) Igene is able to produce with its presently available capacity with its contract manufacturer, as has been the case during
the past year.   To avoid this limitation, Igene  is  presently
investigating  other additional sources of available production
capacity.   However, there can be no assurance that Igene  will
be able to find and subsequently be able to utilize other additional sources of production capacity as quickly as they are needed, and sales and gross profit growth may continue to
be   limited  unless  augmented  by  increases  in   production
efficiency resulting from process research and development.

     The preceding resulted in cost of sales for the year ended
December  31,  2002  and  2001  of  $3,167,634  and $3,517,428,
respectively, a decrease of $349,794 or 9.9%, due mainly to the reduced quantity produced.

Marketing and selling expenses

     Marketing and selling expenses for 2002 were $554,224, a decrease of $533,949, or 49.1% from the marketing and selling expenses of $1,088,173 for 2001. Marketing expenses for AstaXin(R) are expected to increase beyond 2002. In order to achieve increased sales, and to enter other markets for AstaXin(R), Igene will need to make additional marketing efforts. Levels in 2002 were partially reduced as production was unsure and stronger marketing efforts and trade show activities were curtailed. As additional production arises, the need to continue these types of marketing and sales activities will return. It is not expected that marketing will increase to the level of 2001 as 2001 marketing and selling expense includes $164,882 currency exchange loss resulting from sales in Chile. As a function of selling product in Chile, Igene is required to invoice it's customers in Chilean Peso, the currency loss is recorded as part of selling expense because it is incurred on the balance of accounts receivable outstanding for product sold in Chile, and maintaining the currency risk is necessitated as part of product sales in Chile. These additional expenses are expected to be funded by cash flow from operations or from additional financing, however neither of these sources are assured.

Research, development and pilot plant expenses

   Research, development and pilot plant expenses for 2002 and 2001 were $609,781 and $536,638, respectively, reflecting an increase of $73,143 or 13.6%. These costs are expected to continue to increase at a moderate rate in support of increasing
the  efficiency   of   the   manufacturing   process   through
experimentation  in   Igene's   pilot plant, developing higher
yielding  strains  of  yeast and other improvements in Igene's
AstaXin(R) technology.  These expenses  are  expected  to   be
funded through additional funding from stockholders, if any, and by cash flows from operations to the extent available for such purposes, though neither of these funding sources can be assured.

General and administrative expenses

     General and administrative expenses for 2002 and 2001 were $963,907 and $611,620, respectively, an increase of $352,287, or 57.6%. This increase is due mainly to a one time charge for shares issued as compensation. The Board of Directors, in further attempts to ascertain a manufacturing partner, authorized retention of the services of Mr. Martin Gerson. The expected term of the service is two (2) years. In compensation for this service, Mr. Gerson was awarded 12,000,000 shares of Igene common stock. As there is only an expectation for term of service, but not a requirement, the total amount of $125,000 was expensed during the third quarter. The value of the services to be performed by Mr. Gerson was $125,000, as determined by the Board of Directors. In determining the number of shares issued for the services to be performed, consideration was given to such factors as blockage discounts and that the shares of common stock are restricted.In addition, increases resulted from the purchase of ProBio Nutraceuticals and the additional management compensation expense, and the overhead incurred. Igene also experienced increases in its cost of insurance coverage, increased legal fees and expenses related to administrative travel due to the expansion of Igene. General and administrative expenses are expected to remain at the current level with the exception of the one time payment to Mr. Gerson. These expenses are expected to be funded by additional funding from stockholders, and by cash flows from operations, to the extent available for such purposes.

However, we can provide  no  assurances  that  such  additional
funding will   become  available or  that such funding, if any,
will be available upon terms favorable to us.

Litigation expenses

     Management expects to ultimately recover, through damage awards, some portion of litigation expenses previously incurred in connection with the suit filed against Igene by ADM and Igene's counterclaim, and expects to preserve its commercial
product   rights    associated      with        AstaXin(R).
However, there can be no assurance that Igene will receive damage or expense awards or that its rights will be preserved. Litigation expenses for 2002 and 2001 were $47,159 and $65,258, respectively. Expenses associated with this on-going litigation continued despite the fact that a stay on all discovery has remained in effect while a court appointed expert analyzes the yeast product of both parties to the suit. Costs of litigation may be incurred in the future at levels based on management's continuing assessments of the potential costs and benefits of various litigation strategies and alternatives. These expenses are expected to be funded by additional funding, if any, from stockholders and from expected cash flow from operations, though neither of these can be assured. A range of reasonably possible losses from the litigation cannot be estimated at this time, and accordingly, no liability has been reflected in the financial statements.

Interest expense (net of interest income)

     Interest expense (net of interest income) for 2002 and 2001 was $901,989 and $813,423 respectively, an increase of $88,566 or 10.9%. This interest expense (net of interest income) was almost entirely composed of interest on Igene's long term financing from its directors and other stockholders and interest on Igene's subordinated and convertible debentures, and has increased due to increased financing from directors. In addition, interest expense increased in 2002 due to the issuance of $1,000,000 of convertible debentures related to the purchase of ProBio.

Expense of contract termination

     Igene acquired all of the issued and outstanding shares of capital stock of ProBio Nutraceuticals, AS, a Norwegian corporation ("ProBio"),as of December 21, 2001. As a result of the stock purchase, ProBio became our wholly-owned subsidiary, and we intended to continue its historical business as a specialty marketing and sales company within the nutraceuticals and feed ingredients markets. As previously reported in our annual report on Form 10-KSB for the fiscal year ended December 31, 2000, we entered into an exclusive marketing agreement with ProBio as of January 1, 2001, which was terminated in December 2001.

     In connection with the acquisition, we acquired all 10,000 issued and outstanding shares of capital stock of from thirteen individual and corporate sellers in exchange for $1.8 million in aggregate consideration, consisting of $1 million in debentures convertible into our common stock at $.10 per share (reflecting the price at which our common stock was trading on the over-the-counter bulletin board when we agreed as to price), 8,000,000 shares of our common stock, valued for the purposes of the acquisition at $.05 per share, and $400,000 in cash. The cash
used  to  acquire  ProBio  constituted   proceeds  of   private
placements of our common stock received during 2001 and revenues from operations. Following the acquisition, Stein Ulve and Per Benjaminsen,the managing director and director of marketing and sales, respectively, of ProBio became our chief executive officer and chief marketing officer, respectively, pursuant to written employment agreements.

    Igene has accounted for the purchase under the requirements
of SFAS No. 141,  "Business Combinations."    It was determined
that the excess purchase price paid over the identifiable assets of ProBio would not meet the criteria under SFAS No. 142 "Goodwill and Other Intangible Assets" to be classified as goodwill. As a result, the excess purchase price paid over the identifiable assets was classified as the cost to terminate a-then-existing exclusive sales agreement contract between Igene and ProBio. As a result of the purchase and the elimination of the sales agency agreement, Igene recorded a one time contract termination charge of $1,231,176 in the year ended December 31, 2001. Igene believed the purchase was in its best interest for marketing and future company and management growth.

Disposition of ProBio Subsidary and net loss from discontinued operations

     As reported on Form 8-K, Igene, in an effort to focus on and grow its core business,disposed of all 10,000 of the issued and outstanding shares of capital stock of ProBio. Fermtech AS, a joint stock company incorporated in the Kingdom of Norway and owned equally by our former chief executive officer, Stein Ulve and our former chief marketing officer, Per Benjaminsen, purchased the shares of ProBio. Mr. Ulve has resigned as CEO and director of Igene while Mr. Benjaminsen continues to serve the Company as in independent consultant, effective as of December 31, 2002.


     Igene sold ProBio to Fermtech AS in exchange for aggregate consideration valued at approximately $343,000, consisting of 7,000,000 shares of Igene common stock that Fermtech received in consideration for the purchase of ProBio in January 2002 (including 2,000,000 shares that were placed into escrow and may be returned to Fermtech as described below), valued for the purposes of the acquisition at $.03 per share, plus forgiveness of approximately $168,000 of debt that Igene owed to ProBio at the time of purchase in 2001. Provided Mr. Benjaminsen remains employed by Igene through 2003,1,000,000 of the escrowed shares
of  common  stock  will  be  delivered  to  Fermtech.  If   Mr.
Benjaminsen  remains  employed  by  Igene  through  2004,   the
remaining 1,000,000 escrowed shares will be released from escrow and delivered to Fermtech. The remaining 5,000,000 shares of common stock of Igene were retired effective February 5, 2003.

     The amount of consideration paid for ProBio was determined through arms-length negotiations between Igene management, on behalf of Igene, and Mr. Ulve, on behalf of Fermtech. The principles followed in determining the amount paid for the ProBio shares involved a consideration of ProBio's cash flow, cash position, revenue and revenue prospects.

     The equipment and other physical property disposed of belonging to ProBio includes inventory, personal computers, a web site and trademark, other office equipment and furniture, and accounts receivables and accounts payables related to nutraceuticals. The 2002 net operating loss of the division being sold as ProBio are $437,051 ($0.01 loss per common share) on sales of $2,306,193 and are reflected on the 2002 consolidated statement of operations as loss from discontinued operations.

Net loss and basic and diluted net loss per common share

     As a result of the foregoing, Igene reported net losses of $3,189,980 and $3,672,959, respectively, for 2002 and 2001, a decreased loss of $482,979 or 13.1%, a loss of $(.04) and $(.06)
per  basic  and  diluted  common  share  in   2002   and  2001,
respectively.   The weighted average number of shares of common
stock outstanding of 81,544,079 and 62,657,780 respectively,for 2002 and 2001 has increased by 18,886,299 shares. This resulted from the weighted average adjustment of the issuance of 40,000 shares in lieu of interest payment on a subordinated debenture, the issuance of 1,600,000 shares of common stock in lieu of salary increases to certain officers of Igene, the issuance of 3,260,246 shares to Igene's manufacturer under the manufacturing agreement with Fermic, 194,400 shares in exercise of warrants, and 12,000,000 shares to Mr. Gerson under his consulting agreement with Igene.

Financial Position

     During 2002 and 2001, the following also affected Igene's financial position:

     - Igene maintained inventory from the manufacture of AstaXin(R) of $374,709 and $812,145, respectively, as of December 31, 2002 and 2001. Inventory of AstaXin(R) decreased by $437,436 during 2002.

     - Igene issued 40,000 shares in 2002 and 80,000 shares in 2001 on a variable rate subordinated debenture with a principal balance of $1,500,000, recording interest expense and increasing common stock and paid-in capital by $90,000 in 2002 and $180,000 in 2001. On October 1,
        2002, Igene exercised its right to satisfy this debt by paying the holder of the variable rate subordinated debenture 187,500 shares of Series B 8% Cumulative
        Convertible Preferred Stock, valued pursuant to the terms of the debenture at a rate of $8.00 per share.

     -  The carrying value of redeemable  preferred  stock  was increased and paid-in capital available to common shareholders was decreased by $16,900 in both 2002 and 2001, reflecting cumulative unpaid dividends on redeemable preferred stock.

     -  Holders of  Series  A  preferred  stock  converted  250 shares of  preferred stock in 2002 into 500  shares  of
        common  stock,  reducing   the   liquidation  value  of
        redeemable preferred stock by $4,280.

     - Accounts payable, accrued expenses and accrued interest increased in 2002 by $965,564. Of this, approximately
        $773,609 related to accrued and unpaid interest.


     - During the year ended December 31, 2002 and 2001, Igene purchased equipment in the amount of $113,025 and $211,380, respectively, to be used by its manufacturing agent related to an investment agreement of up to $500,000 to be spent by the manufacturing agent for improvements. These funds will be credited to Igene production costs over the remaining term of the manufacturing agreement.

     - During the year ended December 31, 2002, 194,400 warrants were exercised using $14,300 of 8% notes payable in a cashless exercise. 194,400 new shares of common stock were issued pursuant to these exercises of warrants and $14,300 of 8% notes were cancelled.

     - During the year ended December 31, 2001, 170,910 warrants were exercised using $17,091 of 8% notes payable in a cashless exercise. 170,910 new shares of common stock were issued pursuant to these exercises of warrants and $17,091 of 8% notes were cancelled.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred
stock.   As of December 31, 2002, total dividends in arrears on
Igene's preferred stock equal $238,534 (or $9.12 per share) and are included in the carrying value of the redeemable preferred stock.

Liquidity and Capital Resources

     Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of December 31, 2002, Igene had working capital of $818,402, and cash and cash equivalents of $497,711.

   Cash used by operating activities in 2002 and 2001 amounted to $1,312,880 and $2,139,517, respectively, a decrease in cash used of $826,637.

     Cash used by investing activities decreased by $399,856, from $536,814 in 2001 to $136,958 in 2002.

     Cash provided by financing activities decreased by $1,374,184 from $2,927,246 in 2001 to $1,553,062 in 2002.Cash provided by financing activities during 2001 included $1,900,000 from issuances of debentures to directors, $1,000,000 from issuances of debentures as part of the ProBio purchase, and the remainder was from the exercise of options, warrants, and long term debt. Cash provided by financing activities during 2002 included $1,550,000 from issuances of debentures to directors,and the remainder was net proceeds of a new equipment lease.

     As Igene attempts to develop the company over the coming years, Igene will need additional working capital. Additional funding will be required to finance increased customer receivables and inventory levels caused by expansion of sales and manufacturing and to continue operations as a going concern. However, there can be no assurance that additional funding from directors or stockholders will be available to Igene to fund its continued operations.

     Approximately $6,300,000 in long-term debt was scheduled to become payable in March 2003, and has been extended to March 2006. We do not have the ability to repay such debt at this time and management feels any attempts to satisfy the debt at this time would have adverse effects on the Company. Management is negotiating with the holders of the debt to extend the debt's maturity to a time when the Company is better able to satisfy it's obligation.

     Igene does not believe that inflation had a significant impact on its operations during 2002 and 2001.

Critical Accounting Policies

     The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make judgments,assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The following are critical accounting policies important to our financial condition and results presented in the financial statements and require management to make judgments and estimates that are inherently uncertain:

     Our inventories are stated at the lower of cost or market. Cost is determined using a weighted-average approach, which approximates the first-in first-out method. If the cost of the inventories exceeds their expected market value, provisions are recorded for the difference between the cost and the market value. Inventories consist of our currently marketed product, AstaXin(R).

     We are currently involved in certain legal proceedings as discussed in Item 3, "Legal Proceedings," in part I. As of December 31, 2002, Igene believes that it is not probable that this dispute will result in an unfavorable outcome to Igene. Accordingly, no liability has been reflected in the December 31, 2002 balance sheet.

     We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns and discounts.

Risk Factors

We have a history of losses and anticipate continued losses.

     Since our formation, we have incurred operating losses and negative cash flow. To the extent that we are unable to achieve profitability in the future, our business, prospects, financial condition and results of operations will suffer. In 2002, we incurred a net loss of $3,189,980,and have incurred accumulated net losses through December 31, 2002 of $37,120,502. We cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

We expect that our current strategy will result in continuing net losses for the foreseeable future.

     Our current focus is on expanding our client base in our current markets for fish feed additives, expanding our market for fish feed additives to other countries, and beginning to market our product globally as a human nutritional supplement. As a result, we will continue to make capital expenditures and incur substantial marketing and operating costs and increase our expenses in order to hire additional personnel to provide adequate levels of support to management. Our current strategy can be expected to have an adverse impact on our profit margins for at least the near-term,and we cannot assure you that we can increase our revenues and customer base sufficiently to recover the costs of these anticipated expenses. In addition, acceleration in the growth of our client base or changes in the way our clients use our products may also increase costs as a percentage of revenues.

We had a substantial amount of debt coming due in March 2003.

    Approximately $6,300,000 in long-term debt was scheduled to become payable in March 2003, it has been extended and is now due March 2006. Management felt any attempts to satisfy the debt at this time would have materially adverse effects on the Company. Management negotiated with the holders of the debt to extend the debt's maturity to a time when the Company is better able to satisfy its obligation. However the company can not guarantee that it will successfully be able to repay the debt at that time.

We  have  limited  manufacturing  capacity  that  impairs   our
ability to generate revenues.

     Our revenues in 2002 were limited by our ability to manufacture our principal product, AstaXin. While we are in discussions with sources of additional manufacturing capacity, including our current manufacturer, Fermic, we can provide no assurances that we will be successful in obtaining adequate manufacturing capacity at all or on terms that permit us to operate profitably. A failure to obtain adequate manufacturing capacity in the near term will have a material adverse effect on our business,financial condition and results of operations.

We have a history of negative cash flows, and will need to raise additional capital to continue as a going concern.


     Negative  cash  flow  from  operations for the year ended
December 31, 2002 was $1,312,880. Our operating activities continue to consume net cash. We believe that we will have sufficient cash liquidity to operate through December 31, 2003, provided no debt that is now or that will become due or callable during such period is in fact called for payment.

     In order for cash flow from operating activities to be sufficient to sustain our operations beyond that date, we will be required to achieve an increase in revenue or raise additional financing. There can be no assurance that such an increase in revenue will occur or that it will be sufficient to maintain adequate cash to continue operations beyond that date. Nor can we provide any assurance that we will obtain additional financing on terms favorable to us or at all. Any failure to obtain additional required financing would have a material adverse effect on our business, prospects, financial condition and results of operations, and may impair our ability to continue as a going concern.

We are not generating sufficient revenues from operations to make scheduled dividend payments on our preferred stock.

     We are not generating sufficient revenues from operations to cover our fixed charges, including scheduled dividend payments on our preferred stock, or to fund the ultimate redemption of all of the preferred stock. In December 1988, we suspended payment of the fourth quarter dividend payable on our preferred stock and have not paid any such dividends since that date.Any resumption of dividend payments on our preferred stock would require significant improvements in cash flow. As of December 31, 2002, total dividends in arrears on Igene's preferred stock total $238,534 ($9.12 per share) and are included in the carrying value of the redeemable preferred stock. Until we pay our accrued dividends, we cannot pay any dividends on our common stock. We cannot provide any assurance that our cash flow will improve, and we were unable to redeem the preferred stock at the required mandatory redemption date of October 2002, and will be unable to pay dividends on our common stock until the aggregate amount expected to be required to redeem,$447,774, has been satisfied. In any event, we do not intend to pay dividends on our common stock in the foreseeable future.

We received a "going concern" opinion from our independent auditors.

     Due to our past history of losses, the independent auditors' report for the year ended December 31, 2002 contains an explanatory paragraph that states that our recurring losses and limited capitalization raise substantial doubt about our ability to continue as a going concern. In addition, our independent auditor issued a going concern opinion for Igene.

We have substantial debt obligations, which we may not be able to service.

     We have debt obligations maturing in 2003 and beyond of approximately $11 million dollars as of December 31, 2002, and will continue to have significant preferred stock dividend obligations. Our ability to meet our debt service obligations will depend on a number of factors, including our ability to generate operating cash flow. There can be no assurance that targeted levels of operating cash flow, or any cash flow, will actually be achieved. We had a debt to capitalization ratio which is negativeas of December 31, 2002.

The issuance of all 371,013,409 shares of common stock upon exercise of all options, warrants and other rights to purchase common stock could adversely affect the market price of our common stock.

     The issuance of 371,013,409 shares of common stock pursuant to outstanding options, warrants and other rights to purchase our common stock would expand our issued and outstanding stock as of December 31,2002 by approximately 500% and could adversely affect the market price of our common stock.

We do not anticipate paying dividends on common stock in the foreseeable future.

     We do not anticipate paying any cash dividends in the foreseeable future. In addition, unless full cumulative dividends have been paid on the outstanding preferred stock, we will not be entitled to pay dividends on the common stock.


Your investment may have limited liquidity if an active trading market does not develop and continue and the price of our common stock may fall.

     The trading market for,and liquidity of, our common stock is limited. The average daily trading volume for the common stock during the period from January 1, 2002 through December 31, 2002 was approximately 21,281 shares. This represents approximately 0.02% of our presently issued and outstanding common stock.

     Your purchase of our common stock may not be a liquid investment because our securities trade over the counter with quotes on the bulletin board. You should consider carefully the limited liquidity of your investment before purchasing any shares of our common stock. We have no obligation and do not plan to apply for quotation of our common stock on the NASDAQ Stock Market or for listing of our common stock on any national securities exchange. An active and liquid market for our common stock may not develop or if it does develop, continue, and investors in our common stock may not be able to resell their shares as a result of:

     --     our limited earnings history,
     --     our large debt burden,
     --     the absence of reasonable expectations of
            dividends in the near future, or
     --     the fact that our common stock will not be listed.

     In addition, the free transferability of the common stock will depend on the securities laws of the various states in which it is proposed that a sale of the common stock be made.

Volatility in our stock price may adversely affect our business.

     Fluctuations in the market price of our stock may adversely affect our ability to complete any acquisitions, our access to capital and financing and our ability to attract and retain qualified personnel. Our common stock price and trading volume has fluctuated widely, with a closing price range over the past 52 weeks of $.08 to $.007, as of February 24, 2003. The price of our common stock may decline in future quarters if:

     --   we fail to meet market expectations of our quarterly
          or annual revenues, net income or earnings per share,
     --   we fail to obtain additional financing,
     --   we fail to service our debt,
     --   we lose significant customers,
     --   we or our competitors announce new products or
          technological innovations, or
     --   our products do not gain market acceptance.

     In addition, technology stocks such as ours experience significant price and volume fluctuations that are often unrelated to operating performance.

We rely on one product for 100% of our revenues.

     Our success is dependent upon the successful development and sale of AstaXin(R), a yeast product used as a feed supplement in aquaculture, and which may also be used as a human nutritional supplement. We believe AstaXin(R) will be profitable based on material costs, manufacturing costs, selling price and estimated global demand. However, no assurance can be given that sufficient quantities of AstaXin(R) will be available to meet demand or that such demand will materialize. To date, we have sold commercial quantities of AstaXin(R) as a feed supplement in aquaculture in the amount of $10,410,397, through December 31, 2002. We have not produced or sold significant commercial quantities of any other products. Expenses associated with research and product development and manufacturing and marketing activities will continue to impact profitability in the near future.

We are dependent on others to manufacture our primary product.

     We have no manufacturing facilities other than our pilot plant facility in Columbia, Maryland. Thus, to manufacture commercial quantities of our product, we have entered into production arrangements with a third-party manufacturer.

     The manufacture of our product by a single contract manufacturer, in a single location outside the United States, subjects us to certain risks. For example, it is possible that this contract manufacturer may become unable or unwilling to fulfill its production obligations for reasons beyond our control.This production facility is located outside the United States, in Mexico City, Mexico, and it is also possible that political, legal, environmental, weather or other factors may cause us to be unable to continue production arrangements with this manufacturer. However, we have not thus far experienced any of the preceding problems and have no information that would lead us to believe that the manufacturing operations will be disrupted. We do not plan, in the near-term, to construct our own manufacturing facilities, however we are engaging in discussions with other sources of manufacturing capacity.

Technological change may profoundly affect our business.

     We expect technological developments in the biotechnology field to continue at a rapid pace and that our commercial success will depend upon our ability to be at the leading edge of specialized biotechnologies and to attain a competitive technological position in specialized product areas.

We  face intense competition with greater resources than ours.

     Competitors in the biotechnology field in the United States and elsewhere are numerous and include major chemical, pharmaceutical and food companies, as well as specialized biotechnology companies. Competition can be expected to increase as small biotechnology companies continue to be purchased by major multinational corporations with resources much greater than ours. Competition is also expected to increase with the introduction of more diverse products developed by biotechnology firms, increasing research cooperation among academic institutions and large corporations,and continued government funding of research and development activities in the biotechnology field,both in the United States and overseas. Unlike the majority of biotechnology companies, which are developing products principally for the pharmaceutical industry, we have focused our own activities on the development of proprietary products for use in food, fermentation and agricultural industries. In the future, however, competitors may offer products, which by reason of price or efficacy or more adequate resources for technology advances, may be superior to our existing or future products.

    A single large pharmaceutical company presently dominates the market for feed supplements used for pigmentation in aquaculture. The market into which our product, AstaXin(R), will be sold is highly competitive worldwide and several other companies are presently known to be developing and marketing competitive products.

We rely upon patents and proprietary information.

     It is our policy to protect our intellectual property rights by a variety of means, including applying for patents and trademarks in the United States and other countries. We also rely upon trade secrets and improvements, unpatented proprietary know-how and continuing technological innovation to develop and maintain our competitive position. In this regard, we place restrictions on our agreements with third parties with respect to the use and disclosure of any of our proprietary technology. We also have internal nondisclosure safeguards, including confidentiality agreements with employees and consultants. All patents and trademarks are carefully reviewed and those with no foreseeable commercial value are abandoned to eliminate costly maintenance fees. We maintain patents (and applications) and/or trademarks on technology with potential commercial value, for AstaXin(R). U.S. and foreign patents for AstaXin(R) and related technology have already been obtained, and additional applications for patents and trademarks for AstaXin(R) and related technology have been submitted and are in process.

We may face stringent government regulation.

     The manufacturing and marketing of the products we have developed or intend to develop will likely be subject to regulation by various governmental agencies in the United States, including the Food and Drug Administration, the Department of Agriculture, the Environmental Protection Agency, and comparable agencies in other countries. AstaXin(R) has to date been approved by the FDA and by its
Canadian       counterpart         agency        as        a
color additive in aquaculture feeds. AstaXin(R) has also obtained market clearance from the FDA as a human nutritional supplement. Our product must conform to current Good Manufacturing Practices (as defined under the Federal Food, Drug and Cosmetic Act and the rules and regulations thereunder), and we believe our product so conforms. There can he no assurance, however, that such assertions and affirmations will not be reversed by the FDA, the USDA or the EPA and that we will not then be required to obtain costly and time-consuming approvals from these agencies or comparable agencies in foreign countries. The extent of any adverse governmental regulation that might arise from future administrative or legislative action,including current rules and regulations, cannot be predicted.

We  must  attract and retain key personnel to be successful.

     Our  ability  to  develop  marketable  products and to
maintain  a  competitive position in light of technological
developments will depend,in part, on our ability to attract
and retain  highly  qualified  scientific,  technical   and
management personnel.  Intense present competition for such
personnel is expected to  continue  into  the   future.  We
believe that we have been  successful in attracting skilled
and experienced personnel.    Retention  of  such personnel
will depend on our ability to provide such personnel with competitive compensation arrangements, equity participation and other benefits.

Litigation with Archer Daniels Midland may affect our business.

    Archer Daniels Midland,Inc. has sued us,alleging patent infringement and requesting injunctive relief as well as an unspecified amount of damages. We have filed a $300,450,000 counterclaim concerning the alleged theft of trade secrets.
The court denied ADM's request for preliminary injunctive relief. Mediation efforts during 1999 did not resolve this dispute,which has been returned to the court for a judicial disposition. Presently, a stay on all discovery remains in effect while a court-appointed expert analyzes the yeast products of both parties.We believe that it is not probable that this dispute will result in an unfavorable outcome to Igene. Nonetheless, should ADM prevail, we could be liable for damages, and we could also lose the right to use a particular strain of yeast. However, we expect that this will not affect our ability to make and sell our product, AstaXin(R).

Trading in our common stock is subject to additional regulation because of its low trading price.

     Trading in our common stock is subject to a Commission
rule that imposes additional sales practice requirements on
broker-dealers  who  sell  such securities to persons other
than established customers and accredited investors. "Penny
Stock" is  defined  as a  stock  that  trades  below $5 per
share. For  transactions  covered by this rule, the broker-
dealer must make a special  suitability  determination  for
the purchaser and have  received  the  purchaser's  written
consent to the transaction prior to sale. The rules require
the delivery, prior to any  transaction  involving  a penny
stock, of a disclosure schedule  prepared by the Commission
explaining important concepts  involving  the
penny  stock
market, the nature of such market,  terms  used   in   such
market, broker-dealer's duties to the customer, a toll-free telephone number for inquiries about the broker-dealer's disciplinary history and the customer's rights and remedies in case of fraud or abuse in the sale. Disclosure must also be made about commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally,monthly statements must be sent disclosing recent price information for penny stock held in the account and information on the limited market in penny stocks.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements appear after Part III of this Report and are incorporated herein by reference.

                        PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL
        PERSONS, AND KEY EMPLOYEES

     Igene's  directors  are  elected  annually   by   the
stockholders of Igene. The directors, executive officers and key employees of Igene as of December 31, 2002 are as follows:

Name                     Age     Position with Igene
_____________________    ______  _____________________________
Michael G. Kimelman      64      Chairman of the Board of
                                 Directors,
                                 member of audit committee

Thomas L. Kempner        75      Vice Chairman of the
                                 Board of Directors,
                                 member of finance committee

Stephen F. Hiu           46      Director, President,
                                 Treasurer,
                                 Chief Technical Officer,
                                 and Director of Research and
                                 Development

Patrick F. Monahan       52      Director, Vice-President,
                                 Secretary, and
                                 Director of Manufacturing

Sidney R. Knafel         72      Director, member of finance
                                 committee

Stein G. Ulve            36      Chief Executive Officer

Edward J. Weisberger     38      Chief Financial Officer

Per A. Benjaminsen       34      Chief Marketing Officer


Each of our directors was elected for a one-year term at our most recent annual meeting, held on July 16, 2002. Our officers serve at the pleasure of the Board of Directors and until their respective successors are elected and qualified. As a result of the ProBio disposition, Stein G. Ulve resigned as Chief Executive Officer and Director, and Per A. Benjaminsen resigned as Chief Marketing Officer, becoming an independent consultant for Igene.

MICHAEL G. KIMELMAN has served as a Director of Igene since February 1991 and as Chairman of the Board of Directors since March 1991. He has also served as the Managing Partner of Kimelman & Baird, LLC. Mr. Kimelman is currently a Director of the Harness Horse Breeders of New York State and serves on the Board of the Hambletonian Society.

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

STEPHEN F. HIU was appointed Chief Technical Officer in 2002, and has served as President and Treasurer since March 1991,and elected a Director in August 1990. He has been Director of Research and Development since January 1989 and,prior thereto, was Senior Scientist since December 1985,when he joined Igene. He was a post-doctoral Research Associate at the Virginia Polytechnic Institute and State University, Blacksburg, Virginia,from January 1984 until December 1985. Dr. Hiu holds a Ph.D. degree in microbiology from Oregon State University and a B.S. degree in biological sciences from the University of California, Irvine.

PATRICK F. MONAHAN has served as Vice-President since 2002, and as Director of Manufacturing and as a Director of Igene since April 1991. He has served as Secretary since September 1998. He has managed Igene's fermentation pilot plant since 1982. Prior thereto, he was a technical specialist in the fermentation pilot plant of W.R. Grace and Co. from 1975 to 1982. He received an Associate of Arts degree in biology from Allegheny Community College and a B.S. degree in biology with a minor in Chemistry from Frostburg State College, Frostburg, Maryland.

SIDNEY R. KNAFEL, has served as a Director of Igene since 1982, has also been Managing Partner of SRK Management Company, a private investment concern located in New York City,since 1981. He has also served Chairman of Insight Communications, Inc. since 1985, and of BioReliance Corporation since 1982. He is also currently a Director of General American I nvestors Company, Inc. as well as a number of private companies.

STEIN G. ULVE served as Chief Executive Officer and as a Director of Igene from December 2001 through December 2002. He has a master's degree in international finance from the London School of Economics. He also has experience in managing companies in the seafood processing and aquaculture industry, as well as within the feed and food ingredients area.

EDWARD J. WEISBERGER  was appointed Chief Financial Officer of
Igene in December 2001. He is a CPA with multiple years of financial experience in the public and private sectors with both smaller and fortune 100 companies.

PER A. BENJAMINSEN served as Chief Marketing Officer of Igene from December 2001 through December 2002. He received his degree in fisheries science at the University of Tromso, Norway. He was the founder and entrepreneur of a specialty refining company of essential fatty acids in Norway.


Section 16(a) Beneficial Ownership Reporting Compliance

     Igene believes that during 2002 and through March of 2003 all of its officers and directors of more than 10% of its common stock, have filed all past due reports and come into compliance with Section 16(a) reporting requirements with respect to acquisitions and dispositions of Igene's securities.

     Igene believes that, during 2001, all of its officers, directors and holders of more than 10% of its common stock complied with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, except as follows: In 1997 and 2001 certain directors of Igene made various loans to Igene. The loans are evidenced by notes convertible into common stock,and in 2001 received warrants in conjunction with the loan agreement. Certain directors also received warrants to purchase shares of common stock in 1997 and 1998 in conjunction with the 1997 notes and with a 1998 rights offering. During 1999 and 2000, certain directors and other accredited investors also purchased original issue stock from Igene and received warrants in conjunction with these purchases. Igene believes that none of the foregoing securities have been reported by Messrs. Kimelman, Abeles, Cenerazzo or Knafel on Forms 3, 4 or Forms 5 pursuant to
Section 16(a) of the Exchange Act. In making this disclosure, Igene has relied solely on written representations of its directors, officers and more than 10% holders and on copies furnished to Igene of reports that have been filed with the Securities and Exchange Commission.

ITEM 10.     EXECUTIVE COMPENSATION

     The following tables show (a) the compensation paid or accrued by Igene to the Chief Executive Officer, and each of the four most highly compensated officers other than the CEO. During 2002, no Directors were compensated for their Board or Committee activities. Other than the 1986 and 1997, and 2001 Stock Incentive Plan and the Simple Retirement Plan described below, Igene has no profit sharing or incentive compensation plans.

               SUMMARY COMPENSATION TABLE
Name and Principal Position      Year    Salary Compensation
                                                 ($)
___________________________      ____    ___________________
Stein Ulve.................      2002        $100,000
Chief executive officer

Stephen Hiu................      2002        $114,200
President

Patrick Monahan............      2002        $106,840
Director

Per Bejaminsen.............      2002        $100,000
Chief Marketing officer

Edward Weisberger..........      2002        $103,340
Chief Financial officer


     Through December 2001, no executive officer's annual cash compensation exceeded $100,000. Prior to December, 2001, the functions of chief executive officer have been performed by Igene's Board of Directors (see Item 9), acting as a group. During 2000, no Directors were compensated for their Board or Committee activities.

Simple Retirement Plan
______________________

     Effective February 1, 1997 Igene adopted a Simple Retirement Plan under Internal Revenue Code Section 408(p). The plan is a defined contribution plan, which covers all of Igene's U.S. employees who receive at least $5,000 of compensation for the preceding year. The plan permits elective employee contributions. For the years ended December 31, 2002 and 2001, Igene made an elective contribution of 2% of each eligible employee's compensation for each year. Effective January 1, 2003, Igene made an elective contribution of 3% of each eligible employee's compensation for each year. Igene's contributions to the plan for 2002 were $11,201, which is expensed in the 2002 statement of operations. Igene's contributions to the plan for 2001 were $7,997 which is expensed in the 2001 statement of operations.

Stock Option Plans
__________________

     Igene currently maintains two stock incentive plans. Igene's 2001 Stock Incentive Plan (the "2001 Plan"),which was approved by Igene's stockholders on June 12, 2001, authorized 55,000,000 options and shares of restricted stock for issuance under that plan. Igene's 1997 Stock Option Plan (the "1997 Plan"), which was approved by Igene's stockholders on November 17, 1997, authorized 20,000,000 options for issuance under that plan. A committee of the Board of Directors administers the Plans.

     The purpose of the Plans is to further the long term stability and financial success of Igene by attracting and retaining employees and consultants through the use of stock-based incentives, and to provide non-employee members of the Board of Directors with an additional incentive to promote the success of Igene. It is believed that ownership of Igene common stock will stimulate the efforts of those employees, consultants and non-employee directors upon whose judgment and interests Igene is and will be largely dependent for the successful conduct of its business. It is also believed that incentive awards granted to employees under these plans will strengthen their desire to remain employed with Igene and will further the identification of employees' interests with those of Igene.

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

     The Board of Directors may at any time withdraw from, or amend, the Plans and any options not heretofore granted. Stockholder approval is required to (i) increase the number of shares issuable under the Plans, (ii) increase the number of options which may be granted to any individual during a year,(iii) or change the class of persons to whom options may be granted. No options shall be granted under the 2001 Plan after April 30, 2011 and under the 1997 Plan after September 19, 2007. Igene previously maintained its 1986 Stock Option Plan, but additional options may no longer be granted under that plan.

    Options to acquire 35,983,750 shares of common stock have been granted under the three Stock Option Plans and 35,588,250 options are still outstanding under the Plans as of December 31, 2002. 8,045,000 options were granted during 2001, and 18,200,000 options were granted during 2002.

         Option/SAR Grants In Last Fiscal Year
                                      Individual Grants(a)
                                                   Percent of
                                    Number of    Total Options
                                   Securities    SARs Granted
                                   Underlying         To
                                  Options/SARs     Employees     Exercise or
                     Date of         Granted        in Fiscal    Base Price
Name                  Grant            (#)            Year          ($/Sh)     Expiration Date
___________________  ________     ____________   _____________   ____________  _______________
Michael G. Kimelman  8/13/02       7,000,000       38.89%          $.025         8/13/12
Stephen F. Hiu       8/13/02       5,000,000       27.47%          $.025         8/13/12
Patrick F. Monahan   8/13/02       3,000,000       16.48%          $.025         8/13/12
All Employees
 as a Group            (b)        18,200,000      100.00%            (b)           (b)


(a) Options granted under the ESOP to the Company's executive officers named in the Summary Compensation Table are first exercisable on the date of grant. The Company did not issue any stock repricing during 2002.
(b) Options granted under the ESOP throughout 2002 with immediate vesting that expire in 2012. The exercise price of all options granted to employees in 2002 is $.025.


Compensation of Directors
_________________________

     During 2000, Directors were not compensated for their Board or Committee activities. During 2001 and 2002 Michael
G. Kimelman was granted 5,500,000 and 7,000,000 options respectively, as part of the stock option plan, as compensation for his services as Igene's Chairman of the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The following table sets forth information as of February 24, 2003 with respect to beneficial ownership of shares of Igene's outstanding common stock and preferred stock by (i) each person known to Igene to own or beneficially own more than five percent of its common stock or preferred stock,(ii) each Director, and (iii) each officer named in the Summary Compensation Table provided in Part II Item 10 above, and
(iv) all Directors and such officers  as a group.

                                 Common Stock             Preferred Stock
                            __________________________   _____________________
                            Number of                    Number of
Name and Address             Shares         Percent *     Shares     Percent
______________________      ___________     _________   _________    _________
Directors and officers
______________________

Joseph C. Abeles             15,012,789<F1>   15.19       7,375        27.93
  220 E. 42nd Street
  New York, NY  10017

John A. Cenerazzo             1,912,456<F2>    2.18        ---          ---
  PO Box 4067
  Reading, PA  19606

Stephen F. Hiu               10,865,300<F3>    11.32       ---          ---
  9110 Red Branch Road
  Columbia, MD  21045

Thomas L. Kempner           141,679,138<F4>    67.62       ---          ---
  61 Broadway
  New York, NY  10006

Michael G. Kimelman          22,321,950<F5>    20.86       ---          ---
  100 Park Avenue
  New York, NY  10017

Sidney R. Knafel            140,087,578<F6>    67.40       ---          ---
  810 Seventh Avenue
  New York, NY  10019

Patrick F. Monahan            6,864,200<F7>     7.47       ---          ---
  9110 Red Branch Road
  Columbia, MD  21045

Stein G. Ulve                 3,833,333<F8>     4.29       ---          ---
  9110 Red Branch Road
  Columbia, MD 21045

Per A. Benjaminsen            3,833,333<F9>     4.29       ---          ---
  9110 Red Branch Road
  Columbia, MD 21045

Edward J. Weisberger          2,570,000<F10>    2.91       ---          ---
  9110 Red Branch Road
  Columbia, MD 21045

All Directors and Officers  348,910,076<F11>   88.97       7,375       27.93
  as a Group (10 persons)

Others
______

Fraydun Manocherian           7,905,135<F12>    8.76       ---          ---
  3 New York Plaza
  New York, NY  10004


Fermic                        8,303,265         9.66       ---          ---

* Under the rules of the Securities and Exchange Commission, the calculation of the percentage assumes for each person that only that person's rights, warrants, options or convertible notes or preferred stock are exercised or converted, and that no other person exercises or converts outstanding rights, warrants, options or convertible notes or preferred stock.

<F1>  Includes the following: 2,113,544 shares held directly or indirectly by Mr. Abeles, 14,750 shares issuable upon the conversion of 7,375 shares of preferred stock, 3,782,083 shares issuable upon the conversion of $311,663 of long-term notes issued by Igene, and 9,102,412 shares issuable upon exercise of warrants held by Mr. Abeles.

<F2>  Includes the following: 283,458 shares held directly or indirectly by Mr. Cenarazzo, 32,750 shares issuable upon exercise of options currently exercisable, 492,321 shares issuable upon the conversion of $40,622 of long-term notes issued by Igene and 1,103,513 warrants held by Mr. Cenerazzo. Also includes 414 shares held by Mr. Cenerazzo's wife.

<F3>  Includes the following: 865,300 shares held directly or indirectly by Mr. Hiu and 10,000,000 shares issuable pursuant to options held by Dr. Hiu that are currently exercisable.

<F4>  Includes 386,972 shares and 536,920 shares issuable upon exercise of warrants held by Mr. Kempner that are currently exercisable. Also includes 8,661,245 shares held directly by Mr. Kempner, 18,222,978 shares issuable upon conversion of notes issued by Igene and held by Mr. Kempner, and 58,485,630 shares issuable upon exercise of warrants held by a trust under which Mr. Kempner is one of two trustees and the sole beneficiary, which are currently exercisable. Also includes 8,621,247 shares held directly by Mr. Kempner, 18,222,980 shares issuable upon the conversion of notes issued by Igene and held by Mr. Kempner and 58,442,423 shares issuable upon exercise of warrants held a trust under which Mr. Kempner is one of two trustees and one of his brothers is the sole
  beneficiary, which are currently exercisable.    Also includes
  1,147,667 shares issuable upon the conversion of $79,200 of notes issued by Igene and held by Mr. Kempner and 2,079,411 shares issuable upon exercise of warrants held by trusts under which Mr. Kempner is one of two trustees and is a one-third beneficiary that are currently exercisable. Also includes 243, 360 shares and 131,414 shares issuable upon exercise of warrants held by trusts under which Mr. Kempner is executer and is a one-third beneficiary that are currently exercisable. Also includes 182,526 shares and 98,565 warrants held by Mr. Kempner's wife.

<F5>  Includes 1,264,360 shares held directly or indirectly by Mr.
  Kimelman, 14,000,000 shares issuable upon exercise of options currently exercisable, 804,568 shares issuable upon the conversion of $63,070 of notes issued by Igene and held by Mr.
  Kimelman, and 6,253,022 shares issuable upon exercise of warrants held directly or indirectly by Mr. Kimelman.

<F6>  Includes 18,190,551 shares, 36,929,532 shares issuable upon the conversion of notes issued by Igene and held by Mr. Knafel and 84,967,495 shares issuable upon the exercise of warrants owned or beneficially owned by Mr. Knafel that are currently exercisable.

<F7>  Includes 864,200 shares held directly or indirectly by Mr.
  Monahan and 6,000,000 shares issuable upon the exercise of options held by Mr. Monahan that are currently exercisable.

<F8>  Includes 500,000 shares of common stock and 3,333,333 shares issuable upon exercise of options held by Mr. Ulve that are currently exercisable.

<F9>  Includes 500,000 shares of common stock and 3,333,333 shares issuable upon exercise of options held by Mr. Benjaminsen that are currently exercisable.


<F10>  Includes 70,000 shares held directly by Mr. Weisberger and
  2,500,000 shares issuable upon exercise of options that are currently exercisable.

<F11>  Includes 42,677,177 shares of common stock, 14,750 shares issuable upon the conversion of 7,375 shares of preferred stock; 39,199,416 shares issuable upon exercise of options that are currently exercisable, 79,602,129 shares issuable upon the conversion of notes issued by Igene and 187,416,604 shares issuable upon the exercise of warrants that are currently exercisable.

<F12>  Includes 3,625,935 shares of common stock owned directly or indirectly by Mr. Manocherian and 4,279,200 shares issuable upon the exercise of warrants owned directly or indirectly by Mr.
  Manocherian that are currently exercisable.


            Equity Compensation Plan Information as of December 31, 2002
                                                            Number of Securities
                                                            remaining available for
                Number of Securities                        future issuance under
                issued or to            Weighted Average    equity compensation
                be issued upon exercise exercise price of   plans (excluding
                of outstanding options, outstanding options securities reflected in
Plan category   warrants and rights     warrants and rights column)
_____________   _______________________ ___________________ _______________________
Equity          18.2 million<F1>        $0.025<F2>          39.016 million<F3>
compensation
plans approved
by security
holders

Equity           3.26 million<F5>       $0.03<F5>           11.697 million<F6>
compensation
plans not
approved by
security
holders(4)

Total            21.46 million          $0.0257              50.713 million

<F1> Total shares issued under employee stock option plan.
<F2> Exercise price of outstanding options under compensation plans.
<F3> All shares remaining issuable under employee option plan.
<F4> Shares represent those issued under the Fermic
  Manufacturing Agreement.
<F5> Total shares earned by Fermic in 2002 and the average
  price at which they were earned
<F6> All Shares remaining earnable under the Fermic
  manufacturing agreement.


Fermic, Igene's manufacturing agent, earns shares, respectively, of common stock as part of the manufacturing agreement. Fermic earns 2,250 shares of common stock for each kilogram pure astaxanthin produced and delivered as part of the agreement. The average price is based on the market value of the shares at the time the product was produced. Fermic can earn up to 20,000,000 shares in total under the contract. The 3,260,246 shares were earned at an average price of $.03 per share for 2002, and 5,043,019 shares were earned at an average price of $.06 per share over the period and issued at the end of 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On February 22nd 2002, Igene issued and sold $1,000,000 in aggregate principal amount of 8% convertible debentures, to Mr. Kempner, a director of Igene,and to Mr. Knafel, also a director of Igene, in equal amounts of $500,000 each. These debentures are convertible into shares of Igene's common stock at $.04 per share based on the market price of Igene's shares at the time the purchase of the debentures was agreed to. In consideration of the commitment to purchase the 8% convertible debenture,each of these directors also received 12,500,000 warrants to purchase common stock at $.04 per share. These debentures, if not converted earlier, become due on February 22nd 2012.

     On July 17th 2002, Igene issued and sold $300,000 in aggregate principal amount of 8% convertible debentures, to Mr. Kempner, a director of Igene,and to Mr. Knafel, also a director of Igene, in equal amounts of $150,000 each. These debentures are convertible into shares of Igene's common stock at $.03 per share based on the market price of Igene's shares at the time the purchase of the debentures was agreed to. In consideration of the commitment to purchase the 8% convertible debenture,each of these directors also received 5,000,000 warrants to purchase common stock at $.03 per share. These debentures, if not converted earlier, become due on July 17th 2012.

     In August 2002, Igene issued 7,000,000 warrants to purchase
Igene common stock at $.025 per share to its Chairman of the Board, Mr. Kimelman as part of the stock option plan, as compensation for his services as Chairman of the Board.

     On December 21st 2002, Igene issued and sold $250,000 in aggregate principal amount of 8% demand notes to certain directors of Igene. Should Igene be unable to pay them as they are called these notes would become convertible into shares of Igene's common stock based on the market price of Igene's shares at the time they are called.

     In March 2001, Igene issued $1,014,211 of 8% convertible debentures to Mr. Kempner and Mr. Knafel, directors of Igene, in exchange for the cancellation of $800,000 of demand notes payable (including accrued interest of $14,212) and $200,000 in cash. $600,000 of these demand notes were issued during 2000 and $200,000 were issued subsequently. These debentures are convertible into 10,142,110 shares of Igene's common stock at $.08 per share. Messrs. Kempner and Knafel also received 10,142,110 warrants to purchase common stock at $.08 per share. In these transactions, $507,105 of convertible debentures and 5,071,055 warrants were issued to Mr. Kempner or entities controlled by him, and $507,105 of convertible debentures and 5,071,055 warrants were issued to Mr. Knafel or entities controlled by him.

     In March 2001, Igene issued 5,500,000 warrants to  purchase
Igene   common   stock  at $.08 per share to its Chairman of the
Board,   Mr.  Kimelman  as   part   of the stock option plan, as
compensation for his services as Chairman of the Board.

     In March 2001, Messrs. Kempner and Knafel, directors of Igene, committed to provide additional funding in the form of 8% convertible debentures in the aggregate amount of $1,500,000 over the next nine months. In consideration of this commitment, these directors also received 18,750,000 warrants to purchase common stock at $.08 per share. These debentures are convertible into 18,750,000 shares of Igene's common stock at $.08 per share. In these transactions, $750,000 of convertible debentures and 9,375,000 warrants were issued to Mr. Kempner or entities controlled by him and $750,000 of convertible debentures and 9,375,000 warrants were issued to Mr. Knafel or entities controlled by him.

     In connection with the acquisition of ProBio, Igene acquired all 10,000 issued and outstanding shares of capital stock of ProBio from thirteen individual and corporate sellers in exchange for $1.8 million in aggregate consideration, consisting of $1 million in debentures convertible into our common stock at $.10 per share (reflecting the price at which our common stock was trading on the over-the-counter bulletin board when we agreed as to price in June of 2001), 8,000,000 shares of our common stock, valued for the purposes of the acquisition in December 2001 at $.05 per share, and $400,000 in cash. The cash used to acquire ProBio constituted proceeds of private placements of our common stock received during 2001 and revenues from operations. Following the acquisition,

Stein Ulve
and Per Benjaminsen, the managing director and director of marketing and sales, respectively, of ProBio became our chief executive officer and chief marketing officer, respectively, pursuant to written employment agreements. Prior to the sale of ProBio to Igene both Stein Ulve and Per Benjaminsen were both owners of in excess of 10% of ProBio.

     As reported on Form 8-K filed February 20, 2003, Igene, in an effort to focus on and grow its core business, sold all 10,000 of the issued and outstanding shares of capital stock of ProBio as of February 4, 2003 to Fermtech AS, a joint stock company incorporated in the Kingdom of Norway and owned equally by our former chief executive officer, Stein Ulve, and by Per Benjaminsen, our Chief Marketing Officer. Mr. Ulve resigned as CEO and director of Igene and Mr. Benjaminsen resigned as our chief marketing officer, effective December 31, 2002. Mr. Benjaminsen has agreed to continue to provide sales and marketing services to Igene as an independent contractor.

     Igene sold ProBio to Fermtech AS in exchange for aggregate consideration valued at approximately $343,000, a portion of the consideration received by Igene consisted of 7,000,000 shares of common stock of Igene that Fermtech owned as a result of Igene's purchase of ProBio in January 2001, (including 2,000,000 shares which have been placed into escrow and may be returned to Fermtech as described below), valued for the purposes of the acquisition at $.03 per share,plus forgiveness of approximately $168,000 of debt that Igene owed to ProBio at the time of purchase in 2001. Provided Mr. Benjaminsen remains employed by Igene through 2003, 1,000,000 of the escrowed shares of common stock will be delivered to Fermtech. If Mr. Benjaminsen remains employed by Igene through 2004,the remaining 1,000,000 escrowed shares will be released from escrow and delivered to Fermtech. The remaining 5,000,000 shares of Igene common stock were retired on February 5, 2003.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS
         ON FORM 8-K

(a)(1) The following financial statements relating to 2002 and 2001 are filed as a part of this Report:

         Independent Auditors' Report.

         Consolidated Balance Sheet as of December 31, 2002.

         Consolidated Statements of Operations for the years ended December 31, 2002 and December 31, 2001.

         Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2002 and December 31, 2001.

         Consolidated Statements of Cash Flows for the years ended December 31, 2002 and December 31, 2001.

         Notes to Consolidated Financial Statements.

(a)(2) Exhibits filed herewith or incorporated by reference herein are set forth in the following table prepared in accordance with Item 601 of Regulations S-K.

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

         10.7 Toll manufacturing agreement effective as of May 20, 2000 between Igene Biotechnology, Inc. and Fermic S.A. de C.V. constituting exhibit 10.7 to Igene's annual report on Form 10-KSB filed on April 2, 2001, is incorporated herein by reference. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

          10.8 First amendment to lease made September 13, 2000 between Igene Biotechnology, Inc. and Red Branch Center, LLC constituting Exhibit 10.8 to Igene's annual report on Form 10-KSB filed on April 2, 2001, is incorporated herein by reference.

          10.9 Consulting Agreement between Igene and Martin L. Gerson filed herewith.

         10.10 Stock Purchase and Severance Agreement dated as of the 4th day of February 2003 among Igene, Fermtech AS, Stein Ulve and Per Benjaminsen, constituting Exhibit
               10.10 to Igene's annual report on Form 10-KSB filed on March 28, 2003, is incorporated herein by reference filed herewith.

         21.   Subsidiaries

               Igene Chile Comercial, Ltda.
               Igene Norway AS (divested pursuant to Stock Purchase and Severance Agreement dated February 4, 2003 attached hereto as Exhibit 10.10)

         23.a. Consent of Stegman & Company

(b) On February 5, 2003, Igene filed an 8-K disclosing the disposition of its subsidiary ProBio Nutraceuticals.

Item 14. Controls and Procedures

     Based on their most recent review, which was completed within 90 days of the filing of this report, Igene's principal executive officer and principal financial officer have concluded that Igene's disclosure controls and procedures are effective to ensure that information required to be disclosed by Igene in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to Igene's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in Igene's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                  INDEPENDENT AUDITORS' REPORT





To the Stockholders and Board of Directors
IGENE Biotechnology, Inc.

We have audited the accompanying consolidated balance sheet of IGENE Biotechnology, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two year in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We did not audit the balance sheet of ProBio, Inc., a wholly owned subsidiary, which reflects total assets of $628,326 as of December 31, 2002. This statement was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for ProBio, Inc. is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IGENE Biotechnology, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for each of the two year in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company's recurring losses, production limitations and limited capitalization raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      Stegman & Company
                                      _________________
                                      Stegman & Company

Baltimore, Maryland
February 26, 2003

             IGENE Biotechnology, Inc. and Subsidiary
                  Consolidated Balance Sheet
                      December 31, 2002

ASSETS
______
CURRENT ASSETS
  Cash and cash equivalents                         $     497,711
  Accounts receivable, net of allowances of $24,000       528,065
  Inventory                                               374,709
  Prepaid expenses and other current assets               192,993
  Deferred costs, current portion                          74,160
                                                     ____________

    TOTAL CURRENT ASSETS                                1,667,638

OTHER ASSETS
  Property and equipment, net                             196,258
  Deferred costs, net of current portion                  187,753
  Equipment deposits                                      199,685
  Loan receivable from manufacturing agent                324,405
  Assets to be disposed of                                628,326
  Other assets                                              5,188
                                                     ____________

      TOTAL ASSETS                                   $  3,209,253
                                                     ============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
_________________________________________________________________
CURRENT LIABILITIES
  Accounts payable and accrued expenses              $    595,646
  Notes payable - directors                               250,000
  Equipment lease payable - current portion                 3,590
                                                     ____________
     TOTAL CURRENT LIABILITIES                            849,236

LONG-TERM DEBT
  Notes payable                                         6,043,659
  Convertible Debentures                                4,814,212
  Equipment lease payable, net of current portion           1,205
  Liabilities to be disposed of                           655,763
  Accrued interest                                      2,700,865
                                                      ___________
     TOTAL LIABILITIES                                 15,064,940

COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock,
  8% cumulative, convertible, voting, series A,
  $.01 par value per share.  Stated value $17.12
  per share.   Authorized 1,312,500 shares;   issued
  and outstanding 26,155 shares. Redemption amount
  $447,774.                                               447,774
                                                      ___________

  Carrying amount of redeemable preferred stock,
  8% cumulative,   convertible, voting, series B,
  $.01 par value per share.  Stated value $8.00
  per share.   Authorized, issued and outstanding
  187,000 shares. Redemption amount $1,500,000.         1,500,000
                                                      ___________

STOCKHOLDERS' DEFICIT
  Common stock -- $.01 par value per share.
    Authorized 750,000,000 shares; issued and
    outstanding  92,943,746 shares                        929,437
  Additional paid-in capital                           22,387,604
   Deficit                                            (37,120,502)
                                                      ____________
     TOTAL STOCKHOLDERS' DEFICIT                      (13,803,461)
                                                      ____________

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $   3,209,253
                                                     =============

The accompanying notes are an integral part of the consolidated financial statements.

                  IGENE Biotechnology, Inc. and Subsidiary
                    Consolidated Statements of Operations
                                              Years ended December 31,
                                                 2002            2001
                                            ______________   ______________
REVENUE
_______

     Sales                                  $   3,491,765    $   4,181,037
     Cost of sales                              3,167,634        3,517,428
                                            ______________   ______________

     GROSS PROFIT                                 324,131          663,609

OPERATING EXPENSES
__________________

     Marketing and selling5                        54,224        1,088,173
     Research, development and pilot plant        609,781          536,638
     General and administrative                   963,907          611,620
     Litigation expenses                           47,159           65,258
                                            ______________   ______________

     TOTAL OPERATING EXPENSES                   2,175,071        2,301,689
                                            ______________   ______________

     OPERATING LOSS                            (1,850,940)      (1,638,080)

OTHER INCOME (EXPENSES)
______________________

     Miscellaneous income                             ---            6,000
     Gain on disposal of equipment                    ---            3,720
     Contract termination expense                     ---       (1,231,176)
     Interest expense (net of interest income of
      $1,373 and $10,349 respectively,
      in 2002 and 2001)                          (901,989)        (813,423)
                                            ______________   ______________

          TOTAL OTHER INCOME (EXPENSE)           (901,989)      (2,034,879)
                                            ______________   ______________

     NET LOSS FROM CONTINUING OPERATIONS
       BEFORE INCOME TAX BENEFIT               (2,752,929)      (3,672,959)

     INCOME TAX BENEFIT                               ---              ---
                                            ______________   ______________


     NET LOSS FROM CONTINUING OPERATIONS       (2,752,929)      (3,672,959)

     NET LOSS FROM DISCONTINUED OPERATIONS       (437,051)             ---
                                            ______________   ______________


     NET LOSS                               $  (3,189,980)   $  (3,672,959)
                                            ==============   ==============
    BASIC AND DILUTED NET LOSS PER COMMON
    SHARE FROM CONTINUING OPERATIONS        $       (0.03)   $       (0.06)

    BASIC AND DILUTED NET LOSS PER COMMON
    SHARE FROM DISCONTINUED OPERATIONS              (0.01)             ---
                                            ______________   ______________

    BASIC AND DILUTED NET LOSS PER COMMON
    SHARE                                   $       (0.04)   $       (0.06)
                                            ==============   ==============


The accompanying notes are an integral part of the consolidated financial statements.


                 IGENE Biotechnology, Inc. and Subsidiary
              Consolidated Statements of Stockholders' Deficit

                                                              Additional                  Total
                                         Common Stock         Paid-in                     Stockholders'
                                      # Shares 	   Amount     Capital        Deficit      Deficit
                                      ___________  __________ ____________  ____________  _____________
BALANCE AT JANUARY 1, 2001             62,249,005  $  622,490 $ 21,411,645  $(30,257,563) $ (8,223,428)

Issuance of common stock in lieu
  of cash in payment of interest on
  subordinated debenture                   80,000         800      179,200           ---       180,000

Cumulative undeclared dividends
  on redeemable preferred stock               ---         ---      (16,900)          ---       (16,900)

Exercise of employee stock options        305,666       3,057       12,227           ---        15,284

Exercise of warrants                      170,910       1,709       15,382           ---        17,091

Shares issued for purchase of ProBio    8,000,000      80,000      320,000           ---       400,000

Shares issued for manufacturing
  agreement                             5,043,019      50,430      267,283           ---       317,713

Net loss for 2001                             ---         ---         ---     (3,672,959)   (3,672,959)
                                       ___________  __________ ____________  ____________  ____________

BALANCE AT DECEMBER 31, 2001            75,848,600 $  758,486  $ 22,188,837  $(33,930,522) $(10,983,199)

Issuance of common stock in lieu
  of cash in payment of interest on
  subordinated debenture                    40,000         400       89,600           ---        90,000

Cumulative undeclared dividends
  on redeemable preferred stock                ---         ---      (16,900)          ---       (16,900)

Conversion of redeemable
  preferred stock into common stock            500           5        4,275           ---         4,280

Exercise of warrants                       194,400       1,944       12,356           ---        14,300

Shares issued to S. Hiu and P. Monahan
  In lieu of compensation                1,600,000      16,000       24,000           ---        40,000

Shares issued to M. Gerson  for
  Consulting agreement                  12,000,000     120,000        5,000           ---       125,000

Shares issued for manufacturing
  agreement                              3,260,246      32,602       80,436           ---        13,038

Net loss for 2002                              ---         ---          ---    (3,189,980)   (3,189,980)
                                       ___________  __________ ____________  ____________   ____________

BALANCE AT DECEMBER 31, 2002            92,943,746  $ 929,437  $ 22,387,604  $(37,120,502)  $(13,803,461)
                                       ===========  ========== ============  =============  =============

The accompanying notes are an integral part of the consolidated financial statements.

                          IGENE Biotechnology, Inc. and Subsidiary
                            Consolidated Statements of Cash Flows
                                                                Years ended December 31,
                                                                2002              2001
                                                              _______________   ______________
CASH FLOWS FROM OPERATING ACTIVITIES
____________________________________
  Net loss                                                    $   (3,189,980)   $  (3,672,959)
  Adjustments to reconcile net loss to net
   Cash used by operating activities:
   Depreciation                                                       60,914           16,979
   Amortization of deferred costs                                    116,514          116,514
   Loss on disposal of assets                                            ---            3,720
   Compensation paid in shares of common stock  	              40,000              ---
   Consulting cost paid in shares of common stock                    125,000              ---
   Manufacturing cost paid in shares of common stock                 113,037          317,713
   ProBio contract termination costs paid in common stock                ---           22,538
   Interest on debenture paid in shares of common stock               90,000          180,000
   Decrease (increase) in:
     Accounts receivable       	                                     (30,917)         (21,117)
     Inventory                                                       352,367          (49,714)
     Prepaid expenses and other assets                                44,620         (273,574)
   Increase in:
     Accounts payable and other accrued expenses                     965,565        1,020,383
                                                               ______________   ______________

                 NET CASH USED IN OPERATING ACTIVITIES            (1,312,880)      (2,139,517)
                                                               ______________   ______________

CASH FLOWS FROM INVESTING ACTIVITIES
____________________________________

      Capital expenditures                                          (100,159)         (69,470)
      Deposits on manufacturing equipment                           (113,025)        (211,380)
      Cash retained from asset held for disposition                   76,226              ---
      Purchase of ProBio - less cash received                            ---         (255,964)
                                                               ______________   ______________

                 NET CASH USED IN INVESTING ACTIVITIES              (136,958)        (536,814)
                                                               ______________   ______________

CASH FLOWS FROM FINANCING ACTIVITIES
____________________________________

      Proceeds from issuance of convertible debentures             1,300,000        1,900,000
      Proceeds from ProBio issuance of convertible debentures            ---        1,000,000
      Net borrowing of equipment lease payable                         3,062              ---
      Proceeds from exercise of employee stock options                   ---           13,034
      Proceeds from exercise of warrants                                 ---           14,212
      Proceeds from issuance of note payable                         250,000              ---
                                                               ______________   ______________

                NET CASH PROVIDED BY FINANCING ACTIVITIES          1,553,062        2,927,246
                                                               ______________   ______________

NET INCREASE IN CASH AND CASH EQUIVALENTS                            103,224          250,915

CASH AND CASH EQUIVALENTS-BEGINNING OF THE YEAR                      394,487          143,572
                                                               ______________   ______________

CASH AND CASH EQUIVALENTS-END OF THE YEAR                      $     497,711    $     394,487
                                                               ==============   ==============

SUPPLEMENTARY DISCLOSURE AND CASH FLOW INFORMATION
__________________________________________________

  Cash paid during the year for interest                        $     42,409     $      1,511
  Cash paid during the year for income taxes                             ---              ---

See Note 2 for non-cash investing and financing activities.

The accompanying notes are an integral part of the consolidated financial statements.

               IGENE Biotechnology, Inc. and Subsidiary
              Notes to Consolidated Financial Statements
                         (continued)

(1)  Summary of Significant Accounting Policies
     __________________________________________

     Nature of Operations
     ____________________

     Igene Biotechnology, Inc. ("Igene") was incorporated under the laws of the State of Maryland on October 27, 1981 as "Industrial Genetics, Inc." Igene changed its name to "IGI Biotechnology, Inc." on August 17, 1983 and to "Igene Biotechnology, Inc." on April 14, 1986. Igene is located in Columbia, Maryland and is engaged in the business of industrial microbiology and related biotechnologies. As a result of the stock purchase, ProBio became our wholly-owned subsidiary. Igene has operational subsidiaries in Norway and Chile.

     Principles of Consolidation
     ___________________________

     In December 2001 Igene purchased it's sales agent ProBio Nutraceuticals, AS, A Norwegian corporation ("ProBio"). During 2002 Igene had developed a formal plan to dispose of ProBio, on February 5th 2003, Igene executed a formal agreement to dispose of this subsidiary. For these consolidated financial statements, assets and liabilities of this subsidiary are treated as assets and liabilities to be disposed of. The earnings and losses have been treated as
     loss from discontinued operations.   The accounts of our
     other wholly-owned subsidiary, Igene Chile are included for the consolidation of these financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash and cash equivalents
     _________________________

     Igene considers cash equivalents to be short-term, highly liquid investments that have maturities of less than 90 days. These include interest bearing money market accounts.

     Accounts Receivable
     ___________________

     Accounts receivable are stated at the amount management expects to collect from the outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based upon its assessment of the current collection status of individual accounts. Delinquent amounts that are outstanding after management has conducted reasonable collection efforts, are written off through a charge to the valuation allowance and a credit to accounts receivable. The valuation allowance did not change in the current period.

     Inventories
     ___________

     Inventory, stated at lower of cost, on a first-in first-out basis, or market value, work in process, and finished goods represents product manufactured and held for sale, is as follows:

          Raw materials                   $       ---
          Work-in-process - AstaXin(R)         11,308
          Finished goods - AstaXin(R)         363,401
                                          ___________

          Total inventory                 $   374,709

                                          ===========

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


      Property and Equipment
      ______________________

      Property and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method. Premises and equipment are depreciated over the useful lives of the assets, which generally range from three to ten years for furniture, fixtures and equipment, three to five years for computer software and hardware, and ten to forty years for building and building improvements. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The cost of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred.

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

      Foreign Currency Translation and Transactions
      _____________________________________________

      Since the day-to-day operations of Igene's foreign subsidiary in Chile are dependent on the economic environment of the parent's currency, the financial position and results of operations of Igene's foreign subsidiary are determined using Igene's reporting currency (US dollars) as the functional currency. All exchange gains and losses from remeasurement of monetary assets and liabilities that are not denominated in US dollars are recognized currently in income. These losses were approximately US $165,000 in amount during the year ended December 31, 2001, due to large fluctuations in the Chilean Peso during the second half of the year. A gain of $1,000 was reported for the year ended December 31, 2002.

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

      Interest on Variable Rate Subordinated Debenture
      ________________________________________________

      Igene recorded interest on its variable rate subordinated debenture (see also note 7) at a level rate of 8% through October 1, 1996 and at 12% thereafter; rather than at the fair-market value of shares which have been issued in lieu of cash payments of interest. This is an estimated average rate based on Igene's plan to continue (as it has since October 1, 1989) to pay interest on the debenture by issuing shares of common stock at the higher of $2.25 per share or the current market value of Igene's shares, as allowed under the terms of the debenture. As the market value of Igene's stock remained below $2.25 per share (during the period from October 1989 through December 1999 its highest price was $1.25), Igene continued to issue stock in lieu of cash payments at $2.25 per share.

      Accounting for stock based compensation
      _______________________________________

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", but applies Accounting Principals Board Opinion No. 25 and related interpretations in accounting for its stock option plans. No compensation expense related to the Company's stock option plans were recorded during two years ended December 31, 2002.

      New accounting pronouncements
      _____________________________

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses in long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.
      121. The provisions of SFAS No. 144 are effective for years beginning after December 15, 2001, and its adoption did not have any effect on the financial position or results of operations of the Company.

      In December 2002, The Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" . SFAS No. 148 provides alternative methods for stock-based employee compensation. In addition, SFAS No 148 amends the disclosure requirements of SFAS No. 123 to require additional and more frequent disclosure in financial statements about the effects of stock based compensation. Adoption of SFAS No. 148 had no effect on the financial position or results of operations of the Company.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                        (continued)

(2)   Non-cash investing and financing activities:
      ____________________________________________

      During 2002 and 2001, Igene issued 40,000 and 80,000 shares of common stock, respectively, in payment of interest on a variable rate subordinated debenture. If paid in cash, the interest would have been payable at 12%, or $90,000 and $180,000, respectively. Shares may be issued in lieu of cash under the debenture agreement at the higher of $2.25 per share or market price per share. The stock was issued and related interest was paid in 2000 and 1999 at $2.25 per share, or $180,000, in each year. (see also note 7) .

      In addition, Igene exercised it's right to satisfy this debt on the variable rate subordinate debenture on October 1, 2002. Igene gave notice to the holder of the $1,500,000 variable rate subordinated debenture, that pursuant to the debenture agreement, "Payment of Principal upon Maturity", Igene is exercising our right to discharge the principal due by converting the Debenture into 187,500 Shares of Cumulative Convertible Preferred stock at $8.00 per share. (see also note 7) .

      On February 22nd 2002, Igene issued and sold $1,000,000 in aggregate principal amount of 8% convertible debentures, 50% to certain directors of Igene. These debentures are convertible into shares of Igene's common stock at $.04 per share based on the market price of Igene's shares at the time the debentures were agreed to. In consideration of the commitment to purchase the 8% convertible debenture, these directors also received an aggregate of 25,000,000 warrants to purchase common stock at $.04 per share. These debentures, if not converted earlier, become due on February 22nd 2012. Igene believes that the issuance and sale of the convertible debenture is exempt from registration under
      Section 4(2) of the Securities Act of 1933, as amended, based on, among other things, the fact that the purchasers of the securities were directors of the company at the time of purchase.

      On July 17th 2002, Igene issued and sold $300,000 in aggregate principal amount of 8% convertible debentures, 50% to certain directors of Igene. These debentures are convertible into shares of Igene's common stock at $.03 per share based on the market price of Igene's shares at the time the debentures were agreed to. In consideration of the commitment to purchase the 8% convertible debenture, these directors also received an aggregate of 10,000,000 warrants to purchase common stock at $.03 per share. These debentures, if not converted earlier, become due on July 17th 2012. Igene believes that the issuance and sale of the convertible debenture is exempt from registration under
      Section 4(2) of the Securities Act of 1933, as amended, based on, among other things, the fact that the purchasers of the securities were directors of the company at the time of purchase.

      On August 13, 2002, the Board of Directors, in further attempts to ascertain a manufacturing partner, authorized retention of the services of Mr. Martin Gerson. His responsibility would be to locate and negotiate a deal with a manufacturing partner and act as liason for the expected term of the service, two (2) years. In compensation for this service, Mr. Gerson was awarded 12,000,000 shares of Igene common stock. The 12,000,000 shares was issued on September 3, 2002 and expensed in the third quarter at fair value of approximately, $.01 per share, or $125,000 as compensation at the time of the award. The value of the services to be performed by Mr. Gerson was $125,000, as determined by the Board of Directors. In determining the number of shares issued for the services to be performed, consideration was given to such factors as blockage discounts
      and that the shares of common stock are restricted.   The
      total was expensed immediately as there is no service requirement for Mr. Gerson.

      During 2002 and 2001, the Company capitalized leased equipment by recording lease obligations payable of $6,537 and $20,500, respectively, under capital lease.

      During 2001, the Company satisfied its obligations under demand notes payable of $1,000,000 and related accrued interest of $14,211 by issuing new 8% convertible debentures in the aggregate principal amount of $1,014,211.


            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                        (continued)

(2)   Non-cash investing and financing activities (continued):
      ________________________________________________________

      During 2001, employees exercised 55,666 stock options using $2,250 of 8% notes payable plus accrued interest of $533.30 in a cashless exercise. 55,666 new shares of common stock were issued pursuant to these exercises of options and $2,250 of 8% notes were cancelled.

      During the year ended December 31, 2002, 194,400 warrants were exercised using $14,300 of 8% notes payable in a cashless exercise. 194,400 new shares of common stock were issued pursuant to these exercises of options and $14,300 of 8% notes were cancelled.

      During 2001, 170,910 warrants were exercised using $17,091 of 8% notes payable in a cashless exercise. 170,910 new shares of common stock were issued pursuant to these exercises of options and $17,091 of 8% notes were cancelled.

      During 2002 and 2001, Igene recorded dividends in arrears on 8% redeemable preferred stock at $.64 per share aggregating $16,900 in each year, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock. (see also note 10)

(3)   Concentration of Credit Risk
      ____________________________

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

(4)   Property and Equipment
      ______________________

      Property and equipment are stated at cost and are summarized as follows:

      Laboratory equipment and fixtures          $  181,043
      Pilot plant equipment and fixtures             91,503
      Idle equipment                                 56,150
      Office furniture and fixtures                  68,308
                                                 __________

                                                    397,004
      Less accumulated depreciation                (200,746)
                                                 __________

                                                 $  196,258
                                                 ==========

      Idle equipment represents manufacturing equipment, which is not presently needed for production of AstaXin(R). Igene plans to retain the equipment for use when needed due to increased production volume or failure of presently used equipment.
      This equipment is not currently being depreciated and its net carrying amount approximates its fair value.



            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                        (continued)

(5)   Deferred Costs
      ______________

      Deferred costs include deferred manufacturing costs of $444,995, which represents the value of a note receivable and accrued interest of $218,984 and manufacturing equipment with a net book value of $226,011. These assets have been cancelled and sold, respectively, in consideration for a reduction in manufacturing fees over the six year term of a new manufacturing contract, which became effective in May 2000. These deferred manufacturing costs are being amortized over the term of the contract, and as such have accumulated amortization, in the amount of $193,668 and $119,496 for the years ended December 31, 2002 and 2001, respectively. Expenses are included in cost of sales and inventory. Deferred costs also includes debt issue costs relating to long-term notes payable. Costs amounting to $211,713 were capitalized and are being amortized over the term of the debt, which is 5 years, on the straight-line method.

      Deferred costs as of December 31, 2002 are detailed as follows:


                                       Manufacturing       Debt Issue
                                         Costs               Costs           Total
                                       _____________     ______________   _____________
Original amount                        $    444,995      $     211,713    $    656,708
Accumulated amortization                   (193,668)          (201,127)       (394,795)
                                       _____________     ______________   _____________

Deferred costs, net                         251,327             10,586         261,913
Less: current portion                       (74,160)               ---         (74,160)
                                       _____________     ______________   _____________

Non-current portion                    $    177,167      $      10,586    $    187,753
                                       =============     ==============   =============

(6)   Accounts Payable and Accrued Expenses
      _____________________________________

      Accounts payable and accrued expenses consist of the following:

      Accounts payable, trade             $   565,841
      Other accrued expenses                   29,805
                                          ___________

                                          $   595,646
                                          ===========

(7)   Variable Rate Subordinated Debenture
      ____________________________________

      Igene exercised its right to satisfy the variable rate subordinate debenture on October 1, 2002 by converting the principal due under the variable rate subordinated debenture into 187,500 Shares of 8% Cumulative Convertible Preferred stock, Series B at $8.00 per share.

      The debenture bore interest at a rate of 8% per annum through September 30, 1996 and thereafter at a rate of 12% per annum. Interest was payable in cash through October 1, 1989. Thereafter, the debenture agreement provided that at the option and at the discretion of Igene, interest may be paid in shares of Igene's common stock at the greater of $2.25 per share or the average market value per share. During 2002 and 2001 Igene issued 40,000 and 80,000 shares, respectively, of its common stock as payment of interest on the debenture. The debenture was convertible into common stock of Igene at any time at the option of the holder at an initial rate of $4 per share of common stock. The debenture was redeemable at the option of Igene at any interest payment date at par value plus accrued interest.


            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                        (continued)

(8)   Convertible Debentures
      ______________________

      On July 17th 2002, Igene issued and sold $300,000 in aggregate principal amount of 8% convertible debentures, 50% to certain directors of Igene. These debentures are convertible into shares of Igene's common stock at $.03 per share based on the market price of Igene's shares at the time the debentures were agreed to. In consideration of the commitment to purchase the 8% convertible debenture, these directors also received an aggregate of 10,000,000 warrants to purchase common stock at $.03 per share. These debentures, if not converted earlier, become due on July 17th 2012. Igene believes that the issuance and sale of the convertible debenture is exempt from registration under
      Section 4(2) of the Securities Act of 1933, as amended, based on, among other things, the fact that the purchasers of the securities were directors of the company at the time of purchase.

      On February 22nd 2002, Igene issued and sold $1,000,000 in aggregate principal amount of 8% convertible debentures, 50% to certain directors of Igene. These debentures are convertible into shares of Igene's common stock at $.04 per share based on the market price of Igene's shares at the time the debentures were agreed to. In consideration of the commitment to purchase the 8% convertible debenture, these directors also received an aggregate of 25,000,000 warrants to purchase common stock at $.04 per share. These debentures, if not converted earlier, become due on February 22nd 2012. Igene believes that the issuance and sale of the convertible debenture is exempt from registration under
      Section 4(2) of the Securities Act of 1933, as amended, based on, among other things, the fact that the purchasers of the securities were directors of the company at the time of purchase.

      On December 21st 2002, Igene issued and sold $250,000 in aggregate principal amount of 8% demand notes to certain directors of Igene. Should Igene be unable to pay them as they are called these notes would become convertible into shares of Igene's common stock based on the market price of Igene's shares at the time they are called.

      During 2000, Igene issued $600,000 in 8% demand notes to certain directors of Igene. As of December 31, 2000, Igene has accrued $4,500 of interest payable on these notes, which are payable on demand. During 2001, the Company satisfied its obligations under demand notes payable and related accrued interest by issuing new 8%, 10-year, convertible debentures.

      In March 2001, Igene issued $1,014,211 of 8%, 10-year, convertible debentures to certain directors of Igene in exchange for the cancellation of $800,000 of demand notes payable (including accrued interest of $14,212) and $200,000 in cash. $600,000 of these demand notes were issued during 2000 and $200,000 were issued subsequently. These debentures are convertible into 10,142,110 shares of Igene's common stock at $.08 per share. These directors also received 10,142,110 warrants to purchase common stock at $.08 per share. Interest is payable at maturity.

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

      In December 2001, Igene issued $1,000,000 of 6%, 3-year convertible debentures in connection with the purchase of ProBio, now known as Igene Norway AS. These convertible debentures are convertible into the Company's stock at a price of $.10 per share, 10,000,000 shares in total. Accrued interest on this note is due every six months.


            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                        (continued)

(8)   Convertible Debentures (continued)
      __________________________________

      Convertible debentures are summarized as follows as of December 31, 2002:

                                                                          Accrued
                                                         Principal        Interest
                                                        ___________     ___________
8%, 10-year, convertible debenture issued 7/17/02       $  300,000      $   10,352
8%, 10-year, convertible debenture issued 2/22/02        1,000,000          67,481
8%, 10-year, convertible debenture issued 3/1/01         1,014,212         148,174
8%, 10-year, convertible debenture issued 3/27/01        1,500,000         173,688
6%, 3-year, convertible debenture issued 11/30/01        1,000,000          40,000
                                                        ___________     ___________

                                                        $4,814,212       $ 439,695
                                                        ===========     ===========


(9)   Notes Payable
      _____________

      Beginning November 16, 1995 and continuing through May 8, 1997, Igene issued promissory notes to certain directors for aggregate consideration of $1,082,500. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of Igene at prices ranging from $0.05 per share to $0.135 per share, based on the market price of common shares at the respective issue dates. The notes are convertible in total to 13,174,478 shares of common stock. Concurrently, with each of the $1,082,500 of promissory notes, the holders also received 13,174,478 warrants for an equivalent number of shares at the equivalent price per share. The warrants expire ten years from the issue of the notes. These notes were modified in conjunction with the 1998 rights offering and are now due on March 31, 2003. The notes bear interest at the prime rate.

      In conjunction with the rights offering in March 1998, Igene issued $5,000,000 of 8% Notes due March 31, 2003 and
      50,000,000 warrants to purchase one share of common stock at an exercise price of $0.10 per share expiring March 31, 2008.

      _________________________

      Notes Payable are summarized as follows as of December 31, 2002:

                                                                      Accrued
                                                      Principal       Interest
                                                     ____________   ____________
8%, notes due to directors issued 12/21/02           $   250,000    $       ---
Long-term notes payable, bearing interest
      at prime, scheduled to maturing
      March 31, 2003, extended to March 31,
      2006, convertible into common stock              1,082,500        411,350
Long-term notes payable, bearing interest
      at 8%, scheduled to maturing
      March 31, 2003, extended to March 31,
      2006                                             4,961,159      1,849,820
                                                     ____________    ___________

                                                     $ 6,293,659     $ 2,261,170
                                                     ============    ===========


     Combined aggregate amounts of maturities for all convertible debentures and notes payable are as follows:

                Year                  Amount
                ____                ___________

                2003                $ 6,293,659
                2004                  1,000,000
                2005                        ---
                2006                        ---
                2007                        ---
                Thereafter          $ 3,814,212

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                        (continued)

(10) Redeemable Preferred Stock
     __________________________

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

     Shares of redeemable preferred stock are redeemable for cash in whole or in part at the option of Igene at any time at the stated value plus accrued and unpaid dividends to the redemption date. Dividends are cumulative and payable quarterly on January 1, April 1, July 1 and October 1, since January 1, 1988 (See note 7 relating to the exchange of certain redeemable preferred stock for a debenture).

     Igene exercised it's right to satisfy the $1,500,000 principal amount of debt outstanding on its variable rate subordinate debenture on October 1, 2002. Igene discharged the principal due by converting the debenture into 187,500 Shares of 8% Cumulative Convertible Preferred stock, Series B at a rate of $8.00 per share (See note 7 relating to the exchange of certain redeemable preferred stock for a debenture).

     ______________________________________

     Mandatory redemption of Preferred stock Series A was by agreement due by Igene in October 2002. As Igene is operating at a negative cash flow and negative earnings, Maryland law does not allow for the redemption of these shares. As such they will remain outstanding and continue to accrue interest until such time as Igene is able to undertake redemption, though there can be no assurance this will develop.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock.
     Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of December 31, 2002, total dividends in arrears on Igene's preferred stock total $238,534 ($9.12 per share) and are included in the carrying value of the redeemable preferred stock.

(11) Stockholders' Equity
     ____________________

     Options
     _______

     In June of 2001, the stockholders approved the 2001 Stock Option Plan (the "2001 Plan"), which succeeds the 1997 Stock Option Plan (the "1997 Plan"), which succeeded Igene's 1986 Stock Option Plan (the "1986 Plan"), as amended. All outstanding, unexercised options granted under the 1997 and 1986 Plans remain outstanding with unchanged terms. The number of shares authorized for issuance under the 2001 Plan is 55,000,000. This is in addition to the 20,000,000 shares authorized for issuance under the 1997 Plan, and the 2,000,000 shares authorized for issuance under the 1986 Plan.

     The following is a summary of options granted and outstanding under the plans as of December 31, 2002 and 2001:


(11) Stockholders' Equity
      ____________________

     Options
     _______

                                                2002                                  2001
                                 ___________________________________    ________________________________
                                                       Weighted                              Weighted
                                                       Average                               Average
                                                       Exercise                              Exercise
                                    Number             Price               Number            Price
                                 _____________    __________________    _____________    _______________
Options outstanding
   and exercisable,
   beginning of year              19,037,584       $      .064          11,298,250   	 $    .059

Options granted                   18,200,000       $      .025           8,045,000       $    .071

Options exercised                        ---               ---            (305,666)      $    .050

Options forfeited,
   or withdrawn with
   consent of holders             (1,649,334)      $      .038                 ---             ---

Options expired                          ---               ---                 ---             ---
                                  _____________    _________________    ______________    ______________

Options outstanding
   and exercisable,
   end of year                     35,588,250      $      .039          19,037,584        $   .064
                                  =============    =================    ==============    ==============


                 IGENE Biotechnology, Inc. and Subsidiary
                 Notes to Consolidated Financial Statments
                             (continued)

(11)  Stockholders' Equity (continued)
      ________________________________

      Options
      _______

                      Option Outstanding
                                     Weighted Average
    Exercise Price     Shares        Remaining Life (Years)
    ______________     ____________  ______________________
    $  .025            17,200,000    9.6
    $  .050             9,342,666    6.9
    $  .053                97,719    4.0
    $  .060               162,865    4.0
    $  .065                45,000    6.5
    $  .080             5,500,000    8.8
    $  .100             3,240,000    5.3
                       ____________

    $  .039            35,588,250
                       ============


     In addition to the options listed above, the following additional unregistered options were issued outside of the 2001, 1997 and 1986 plans. Per Benjaminsen and Stein Ulve, were each granted 10,000,000 options, as part of their Igene employment agreement signed concurrently with the ProBio purchase. The options vest over a three year period. Mr. Ulve had vested in the first third of his options and with his resignation from Igene forfeited the balance, he has until December 31, 2003 to exercise the options that had vested. Mr. Benjaminsen has vested in the first third of his options and will vest in the remaining portion evenly on December 31, 2003 and December 31, 2004, these options expire October 9, 2011. All 20,000,000 options are exercisable at $0.08 per share.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the two years ended December 31:

                                            2002              2001
                                       ______________    ______________
     Dividend yield                             ---               ---
       Expected volatility                   437.67%           147.77%
       Risk-free interest rate                 4.47%             4.91%
       Expected lives in years                   10                10
       Fair value of options granted          $0.04             $0.06


     The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock option based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", to stock-based employee compensation for the two years ended December 31:

                  IGENE Biotechnology, Inc. and Subsidiary
                 Notes to Consolidated Financial Statments
                             (continued)

(11)  Stockholders' Equity (continued)
      ________________________________

      Options
      _______

                                                                 2002                2001
                                                           _________________    _________________
         Net loss, as reported$                            $    (3,364,980)     $    (3,672,959)

         Less pro forma stock-based employee compensation
          expense determined under fair value based method
          net of related tax effects                              (685,001)            (674,959)
                                                           _________________    _________________

         Pro forma net loss                                $    (4,049,981)     $    (4,347,918)
                                                           =================    =================
         Net loss per Share:
          Basic-as reported                                $        (.0.04)     $         (0.06)
          Basic-pro forma                                  $        (.0.05)     $         (0.07)

          Diluted-as reported                              $        (.0.04)     $         (0.06)
          Diluted-pro forma                                $        (.0.05)     $         (0.07)


     Warrants
     ________

     On February 22nd 2002, Igene issued and sold $1,000,000 in aggregate principal amount of 8% convertible debentures, 50% to certain directors of Igene. These debentures are convertible into shares of Igene's common stock at $.04 per share based on the market price of Igene's shares at the time the debentures were agreed to. In consideration of the commitment to purchase the 8% convertible debenture, these directors also received an aggregate of 25,000,000 warrants to purchase common stock at $.04 per share. These debentures, if not converted earlier, become due on February 22nd 2012. Igene believes that the issuance and sale of the convertible debenture is exempt from registration under
     Section 4(2) of the Securities Act of 1933, as amended, based on, among other things, the fact that the purchasers of the securities were directors of the company at the time of purchase.

     On July 17th 2002, Igene issued and sold $300,000 in aggregate principal amount of 8% convertible debentures, 50% to certain directors of Igene. These debentures are convertible into shares of Igene's common stock at $.03 per share based on the market price of Igene's shares at the time the debentures were agreed to. In consideration of the commitment to purchase the 8% convertible debenture, these directors also received an aggregate of 10,000,000 warrants to purchase common stock at $.03 per share. These debentures, if not converted earlier, become due on July 17th 2012. Igene believes that the issuance and sale of the convertible debenture is exempt from registration under
     Section 4(2) of the Securities Act of 1933, as amended, based on, among other things, the fact that the purchasers of the securities were directors of the company at the time of purchase.

     During 2000, Igene issued 10,000,000 warrants, expiring in ten years, to certain directors who purchased 10,000,000 new shares of common stock through direct purchases for a total price of $1,000,000. The shares of stock and warrants were issued at $.10 per share, based on the market value of Igene's stock at the time of the commitment to purchase the stock.

          IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(11) Stockholders' Equity (continued)
     ________________________________

     Warrants
     ________

     In March 2001, Igene issued $1,014,211 of 8% convertible debentures to certain directors of Igene in exchange for the cancellation of $800,000 of demand notes payable (including accrued interest of $14,212) and $200,000 in cash. $600,000 of these demand notes were issued during 2000 and $200,000 were issued subsequently. These debentures are convertible into 10,142,110 shares of Igene's common stock at $.08 per share. These directors also received 10,142,110 warrants to purchase common stock at $.08 per share

     In March 2001, certain directors of Igene also committed to provide additional funding in the form of 8% convertible debentures in the amount of $1,500,000. In consideration of this commitment, these directors also received 18,750,000 warrants to purchase common stock at $.08 per share. These debentures are convertible into 18,750,000 shares of Igene's common stock at $.08 per share.

    The following table summarizes warrants issued, outstanding and exercisable:

                                     As of December 31,
                           ______________________________
                               2002               2001
                           ____________       ____________
     Issued                198,016,073        163,016,075
     Outstanding           198,016,073        163,016,075
     Exercisable           198,016,073        163,016,075


     Common Stock
     ____________

     At December 31, 2002, 198,016,073 shares of authorized but unissued common stock were reserved for exercise of outstanding warrants, 35,588,250 shares of authorized but unissued common stock were reserved for exercise pursuant to the 1986, 1997 and 2001 Stock Option Plans, 52,310 shares of authorized but unissued common stock were reserved for issuance upon conversion of Igene's outstanding preferred stock, 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the Preferred Stock series B issued in conversion of the variable rate subordinated debenture, 11,696,731 shares were reserved for issue in accordance with Igene's manufacturing agreement with Fermic (see note 13) and 79,602,129 shares of authorized but unissued stock were reserved for issuance upon conversion of outstanding convertible notes.


     Preferred Stock
     _______________

     Igene exercised its right to satisfy the variable rate subordinate debenture on October 1, 2002 by converting the principal due under the variable rate subordinated debenture into 187,500 Shares of 8% Cumulative Convertible Preferred stock, Series B at $8.00 per share.

     The debenture bore interest at a rate of 8% per annum through September 30, 1996 and thereafter at a rate of 12% per annum. Interest was payable in cash through October 1, 1989. Thereafter, the debenture agreement provided that at the option and at the discretion of Igene, interest may be paid in shares of Igene's common stock at the greater of $2.25 per share or the average market value per share. During 2002 and 2001 Igene issued 40,000 and 80,000 shares, respectively, of its common stock as payment of interest on the debenture. The debenture was convertible into common stock of Igene at any time at the option of the holder at an initial rate of $4 per share of common stock. The debenture was redeemable at the option of Igene at any interest payment date at par value plus accrued interest. (See note 7 relating to the exchange of certain redeemable preferred stock for a debenture).

          IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(11) Stockholders' Equity (continued)
     ________________________________

     Preferred Stock
     _______________


     At December 31, 2002, cumulative dividends in arrears totaled $238,534 ($9.12 per share) and were included in the aggregate involuntary liquidation value of the preferred stock.

(12) Net Loss Per Common Share
     _________________________

     Net loss per common share for 2002 and 2001 is based on 81,544,079 and 62,657,779 weighted average shares, respectively. For purposes of computing net loss per common share, the amount of net loss has been increased by dividends declared and cumulative undeclared dividends in arrears on preferred stock.

     Common stock equivalents, including: options, warrants, convertible debt, convertible preferred stock, and exercisable rights have not been included in the computation of earnings per share in 2002 and 2001 because to do so would have been anti-dilutive. However, these common stock equivalents could have potentially dilutive effects in the future (see also notes 7, 8, 10 and 11).

(13) Commitments
     ___________

     Igene is obligated for office and laboratory facilities and other rentals under operating lease agreements, which expire in 2004. The basic annual rentals are expected to be approximately $93,600 under such leases. Annual rent expense relating to the leases for the years ended December 31, 2002 and 2001 approximated $90,000 and $86,500, respectively.

     Future minimum rental payments, in the aggregate and for each of the next five years are as follows:

            Year            Amount
           ______          ________
           2003            93,600
           2004	              ---
           2005	              ---
           2006	              ---
           2007	              ---
           2008	              ---


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

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                        (continued)

(13) Commitments (continued)
     _______________________

     Based on production of AstaXin(R), Igene has committed to issue to Fermic up to a maximum of 20,000,000 shares of Igene common stock during a six year period expiring May 20, 2006 in accordance with the new manufacturing agreement. Based on quantities of AstaXin(R) produced 8,303,269 shares of Igene common stock has been issued to Fermic. This stock has been recorded as a manufacturing expense and also as increase in common stock and additional paid in capital of $430,751. This amount has been computed based on the fair value of the stock as of the period in which the shares were earned.

     Igene has agreed to a capital investment agreement with its manufacturing partner Fermic. The agreement commits Igene to purchase up to $500,000 of equipment on Fermic's behalf. To date Igene has purchased $324,405 worth of equipment, which is reported on the balance sheet as other assets. It is presumed that no additional funds will be disbursed regarding this agreement. The investment will be credited back to Igene against manufacturing fees incurred over the remainder of the May 20, 2000 manufacturing agreement.

(14) Contingencies
     _____________

     Archer Daniels Midland, Inc. ("ADM") has sued Igene, alleging patent infringement and requesting injunctive relief as well as an unspecified amount of damages (filed July 21, 1997, U.S. District Court, Baltimore, MD). Igene has filed a $300,450,000 counterclaim concerning the theft of trade secrets (filed August 4, 1997). The court denied ADM's request for preliminary injunctive relief.
     Mediation efforts during 1999 did not resolve this dispute, which has been returned to the court for a judicial disposition. Presently, a stay on all discovery remains in effect while a court-appointed expert analyzes the yeast products of both parties. Management believes that it is not probable that this dispute will result in an unfavorable outcome to Igene.  Accordingly, no liability
     has been reflected in the December 31, 2002 and 2001
     balance sheets. Nonetheless, should ADM prevail, Igene
     could be liable for damages, and Igene could also lose the right to use a particular strain of yeast. However, Management expects that this will not affect Igene's ability to make and sell its product, AstaXin(R).  Igene had
     expenses of   $47,159 and $65,258, respectively in 2002 and
     2001 associated with this on-going litigation.

(15) Income Taxes
     ____________

     No income tax benefit or deferred tax asset is reflected in the financial statements. Deferred tax assets are recognized for future deductible temporary difference and tax loss carry forwards if their realization is "more likely than not".

     At December 31, 2002, Igene has federal and state net operating loss carry-forwards of approximately
     $24,032,000 that expire at various dates from 2002 through 2022. The recorded deferred tax asset, representing the expected benefit from the future realization of the net operating losses, net of the valuation allowance, was $-0- for 2002 and 2001.


     The sources of the deferred tax asset are approximately as follows:

       Net operating loss carry-forward benefit  $   9,281,000
       Valuation allowance                          (9,281,000)
                                                 ______________
       Deferred tax asset, net                   $         ---
                                                 ==============

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                        (continued)


(16) Uncertainty
     ___________

     Igene has incurred net losses in each year of its existence, aggregating approximately $37,000,000 from inception to December 31, 2002 and its liabilities and redeemable preferred stock exceeded its assets by approximately $13,803,461 at that date. These factors indicate that Igene will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

     The continuing successful marketing of Igene's product, AstaXin(R), may permit Igene to attract additional capital and enable it to continue.

     Igene began manufacturing and selling AstaXin(R) during 1998 and has continued to do so to date, attempting to increase sales and manufacturing levels. Igene believes this technology to be highly marketable. Igene hopes to continue increasing sales of AstaXin(R), eventually achieving gross profits and, subsequently, profitable operations. Though the achievement of these can not be assured.

     During 2002 and 2001, Igene continued to fund its operations through the issuance of warrants and convertible debentures through direct purchases and loans by directors and other accredited investors. This provided additional capital of $1,550,000 and $2,514,212, respectively.

(17) Nature of Risks and Concentrations
     __________________________________

     Igene derived revenue during 2002 and 2001 from sales of the product, AstaXin(R). Substantially all of Igene's 2002 and 2001 sales were to fish producers in the aquaculture industry in Chile. During 2002, three customers, who are located in Chile, represented over 10% of sales each, for a total of 83% in the aggregate, accordingly, all of Igene
     Chile's receivables are located in Chile.   All of Igene's
     manufacturing operations for AstaXin(R) are conducted in a single manufacturing facility in Mexico City, Mexico.

     All of the preceding concentrations subject Igene to certain risks. For example, it is considered at least reasonably possible that any particular customer, distributor, product line, or provider of services or facilities could be lost in the near term. It is also considered at least reasonably possible that operations located outside the United States could be disrupted in the near term. However, Igene has at present no information that would lead it to believe that it will lose its principal product, principal customers, or its contracted manufacturer; or that its operations in Mexico City or Chile will be disrupted, though this belief can not be assured.

     Following is a schedule of the approximate carrying value of assets located in foreign countries by geographic area:

           Chile                                      $   850,000
           Mexico                                         350,000
           Norway                                         650,000
                                                      ___________

           Total assets located in foreign countries  $ 1,850,000
                                                      ===========

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                         (continued)

(18) Simple Retirement Plan
     ______________________

     Effective January 1, 1997, Igene adopted a Simple Retirement Plan under Internal Revenue Code Section 408(p). The Plan is a defined contribution plan, which covers all of Igene's U.S. employees who receive at least $5,000 of compensation for the preceding year. The Plan permits elective employee contributions. Igene made nonelective contributions of 2% of each eligible employee's compensation for each year for the period January 1, 1997 through until December 31, 2001. On January 1, 2002 Igene began making nonelective contributions of 3% of each eligible employee's compensation. Igene's contributions to the Plan for 2002 and 2001 were $10,749 and $7,997, respectively, which are expensed in the 2002 and 2001 statements of operations.

(19) Subsequent Event
     ________________

     On February 5, 2003, Igene Biotechnology Inc., in an effort to focus on and grow its core business, disposed of all 10,000 of the issued and outstanding shares of capital stock of its subsidiary, ProBio Nutraceuticals, AS, a Norwegian corporation. Fermtech AS, a joint stock company incorporated in the Kingdom of Norway and owned equally by Igene's then chief executive officer, Stein Ulve and then-chief marketing officer, Per Benjaminsen, purchased the shares of ProBio.
     Mr. Ulve has resigned as CEO while Mr. Benjaminsen continues to serve the Company as in independent consultant, effective as of December 31, 2002.

     Igene sold ProBio to Fermtech AS in exchange for aggregate consideration valued at approximately $343,000. A portion of the consideration received by Igene consisted of 7,000,000 shares of common stock of Igene that Fermtech owned as a result of Igene's purchase of ProBio in January 2002 (including 2,000,000 shares that were placed into escrow and may be returned to Fermtech as described below), valued for the purposes of the acquisition at $.03 per share, plus forgiveness of approximately $168,000 of debt that Igene owed to ProBio at the time of purchase in 2001. Provided Mr. Benjaminsen remains employed by Igene through 2003, 1,000,000 of the escrowed shares of common stock will be delivered to Fermtech. If Mr. Benjaminsen remains employed by Igene through 2004, the remaining 1,000,000 escrowed shares will be released from escrow and delivered to Fermtech. The remaining 5,000,000 shares of Igene common stock were retired on February 5, 2002.

     The amount of consideration paid for ProBio was determined through arms-length negotiations between Igene Biotechnology, Inc. management, on behalf of Igene, and Mr. Ulve, on behalf of Fermtech. The principles followed in determining the amount paid for the Pro Bio shares involved a consideration of ProBio's cash flow, cash position, revenue and revenue prospects.

     The equipment and other physical property disposed of belonging to ProBio includes inventory, personal computers, a web site and trademark, other office equipment and furniture, and accounts receivables and accounts payables related to nutraceuticals. The 2002 net operating loss of the division being sold as ProBio was $437,051 on sales of $2,306,193 and is reflected in the 2002 consolidated statements of operations as loss from discontinued operations.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                         (continued)

                         SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities
     Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Columbia, Howard County, State of Maryland on March 26, 2003.


                                IGENE Biotechnology, Inc.
                                ______________________________
                                (Registrant)

                                By:  Stephen F. Hiu, President
                                     _________________________
                                     Stephen F. Hiu

                                Date March 26, 2003
                                     _________________________

                                By:  Edward J. Weisberger
                                     _________________________
                                     Edward J. Weisberger

                                Date March 26, 2003
                                     _________________________



     In accordance with the Exchange Act, this report is to be signed below by the following persons on behalf of the registrant and in the capacities indicated.


     Signature               Title                      Date
     _____________________   ________________________   ______________


     Stephen F. Hiu          Director, President,       March 26, 2003
     _____________________   Chief Technical Officer,
     Stephen F. Hiu          Treasurer

     Thomas L. Kempner       Vice Chairman of Board     March 26, 2003
     _____________________   of Directors
     Thomas L. Kempner

     Michael G. Kimelman     Chairman of the Board      March 26, 2003
     _____________________   of Directors
     Michael G. Kimelman

     Sidney R. Knafel        Director                   March 26, 2003
     _____________________   Sidney R. Knafel

     Patrick F. Monahan      Director, Vice President   March 26, 2003
     _____________________   Secretary and
    Patrick F. Monahan       Director of Manufacturing

I, Stephen F. Hiu, certify that:

1.     I have reviewed this Annual report on Form 10-KSB of Igene
       Biotechnology, Inc.;

2. Based on my knowledge, annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ STEPHEN F. HIU
______________________
    STEPHEN F. HIU
    President

I, Edward J. Weisberger, certify that:

1.     I have reviewed this annual report on Form 10-KSB of Igene
       Biotechnology, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/  EDWARD J. WEISBERGER
_________________________
     EDWARD J. WEISBERGER
     Chief Financial Officer