Form 10QSB
period 2003-03-31
IGENE BIOTECHNOLOGY INC
filed 2003-05-14
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 10549
                             FORM 10-QSB


(Mark One)

[ x ] Quarterly report under Section 13 or 15(D) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2003

[   ]    Transition report under Section 13 or 15(D) of the Exchange Act

        For the transition period from __________ to __________


                   Commission file number 0-15888
                                          _______


                      IGENE Biotechnology, Inc.
   _________________________________________________________________
   (Exact name of Small Business Issuer as Specified in its Charter)


            Maryland                              52-1230461
_________________________________   ____________________________________
(State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or organization)               Identification No.)


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

Yes     x              No
      _____                 _____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
94,943,746 shares as of April 4, 2003.
_____________________________________


Transitional Small Business Disclosure Format (check one):

Yes     x              No     x
      _____                 _____

                             FORM 10-QSB
                      IGENE Biotechnology, Inc.

                               INDEX



PART I  - FINANCIAL INFORMATION
                                                              Page

     Consolidated Balance Sheets ............................  5-6

     Consolidated Statements of Operations ..................  7

     Consolidated Statements of Stockholders' Deficit........  8-9

     Consolidated Statements of Cash Flows ..................  10

     Notes to Consolidated Financial Statements .............  11-13

     Management's Discussion and Analysis of Financial
     Conditions and Results of Operations ...................  14-19

PART II  - OTHER INFORMATION ................................  20-21

SIGNATURES ..................................................  22-24

EXHIBIT INDEX ...............................................  25

                      IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

               OF THE SECURITIES EXCHANGE ACT OF 1934

                               PART I

                        FINANCIAL INFORMATION

           IGENE Biotechnology, Inc.  and Subsidiaries
                   Consolidated Balance Sheets

                                                                         March 31,    December 31,
                                                                             2003            2002
                                                                      ____________    ____________
                                                                       (Unaudited)
ASSETS
CURRENT ASSETS

  Cash and cash equivalents                                           $   117,891     $   497,711
  Accounts receivable, (net of allowances of $24,000; 2003 and 2002)      216,794         528,065
  Inventory                                                               549,101         374,709
  Prepaid expenses and other current assets                               221,871         192,993
  Assets to be disposed of                                                    ---         628,326
  Deferred costs, current portion                                          74,160          74,160
                                                                      ____________    ____________

                                                                        1,179,817       2,295,964
OTHER ASSETS
  Property and equipment, net                                             186,663         196,258
  Deferred costs, net of current portion                                  158,624         187,753
  Equipment deposits                                                      199,685         199,685
  Loans receivable from manufacturing agent                               317,550         324,405
  Other assets                                                              4,886           5,188
                                                                      ____________    ____________

     TOTAL ASSETS                                                     $ 2,047,225     $ 3,209,253
                                                                      ============    ============



























The accompanying notes are an integral part of the financial statements.

           IGENE Biotechnology, Inc. and Subsidiaries
                   Consolidated Balance Sheets
                           (continued)
                                                                         March 31,    December 31,
                                                                             2003            2002
                                                                      ____________    ____________
                                                                       (Unaudited)
LIABILITIES, REDEEMABLE PREFERED STOCK
  AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                               $   376,088     $   595,646
  Notes payable - directors                                               350,000         250,000
  Liabilities to be disposed of                                               ---         655,763
  Equipment lease payable                                                   4,795           3,590
                                                                      ____________    ____________

     TOTAL CURRENT LIABILITIES                                            730,883       1,504,999

LONG-TERM LIABILITIES
  Notes payable                                                         6,043,659       6,043,659
  Convertible debentures                                                4,814,212       4,814,212
  Equipment lease payable, net of current portion                             ---           1,205
  Accrued interest                                                      2,865,810       2,700,865
                                                                      ____________    ____________

     TOTAL LIABILITIES                                                 14,454,564      15,064,940
                                                                      ____________    ____________

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred
     stock, 8% cumulative, convertible,
     voting, series A, $.01 par value per
     share. Stated value was $ 17.28
     and $17.12, respectively.  Authorized
     1,312,500 shares, issued 26,155 shares                               451,959         447,774
                                                                      ____________    ____________

Carrying amount of redeemable preferred stock,
  8% cumulative, convertible, voting, series B,
  $.01 par value per share.  Stated value $8.00 per share.
  Authorized, issued and outstanding 187,000 shares.
  Redemption amount $1,500,000                                          1,500,000       1,500,000
                                                                      ____________    ____________

STOCKHOLDERS' DEFICIT
  Common stock --- $.01 par value per share.
     Authorized 750,000,000 shares;
     issued and outstanding 86,524,457
     and 92,943,746 shares, respectively.                                 865,245         929,437
  Additional paid-in capital                                           22,252,128      22,387,604
  Deficit                                                             (37,476,671)    (37,120,502)
                                                                      ____________    ____________


     TOTAL STOCKHOLDERS' DEFICIT                                      (14,359,298)    (13,803,461)
                                                                      ____________    ____________

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $ 2,047,225     $ 3,209,253
                                                                      ============    ============


The accompanying notes are an integral part of the financial statements.

           IGENE Biotechnology, Inc. and Subsidiaries
              Consolidated Statements of Operations
                           (Unaudited)



                                                      Three months ended
                                                _______________________________

                                                    March 31,          March 31,
                                                        2003               2002
                                                _____________     _____________

REVENUE
_______

  Sales - AstaXin(R)                            $    310,781      $    508,251
  Cost of sales - AstaXin(R)                        (300,534)         (430,660)
                                                _____________     _____________

  GROSS PROFIT                                        10,247            77,591

OPERATING EXPENSES
__________________

  Marketing and selling                              101,286           144,797
  Research, development and pilot plant              155,397           180,391
  General and administrative                         141,939           232,825
                                                _____________     _____________

       TOTAL OPERATING EXPENSES                      398,622           558,013
                                                _____________     _____________

       OPERATING LOSS                               (388,375)         (480,422)
                                                _____________     _____________

INTEREST EXPENSE                                    (205,231)         (218,141)
________________

  NET LOSS FROM CONTINUING OPERATIONS               (593,606)         (698,563)
                                                _____________     _____________

DISCONTINUED OPERATIONS
_______________________

Net loss from discontinued operations                    ---           (17,672)
Gain on disposal of discontinued operations          237,437               ---
                                                _____________     _____________

  NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS       237,437           (17,672)
                                                _____________     _____________

      NET LOSS                                  $   (356,169)     $   (716,235)
                                                =============     =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE
  FROM CONTINUING OPERATION                     $      (0.01)     $      (0.01)
                                                _____________     _____________

BASIC AND DILUTED NET LOSS PER COMMON SHARE
   FROM DISCONTINUED OPERATIONS                 $      (0.00)     $      (O.00)
                                                _____________     _____________

BASIC AND DILUTED NET LOSS PER COMMON SHARE     $      (0.01)     $      (0.01)
                                                =============     =============








The accompanying notes are an integral part of the financial statements.

           IGENE Biotechnology, Inc. and Subsidiaries
        Consolidated Statements of Stockholders' Deficit
                           (Unaudited)



                                                Redeemable Preferred Stock
                                                     (shares/amount)
                                                __________________________

Balance at January 1, 2002                          26,405    $   435,154

Cumulative undeclared dividends
  on redeemable preferred stock                        ---          4,225

Exercise of employee stock options                     ---            ---

Exercise of warrants                                   ---            ---

Net loss for the three months ended
  March 31, 2002                                       ---            ---
                                                ___________    ____________

Balance at March 31, 2002                           26,405     $   439,379
                                                ===========    ============


Balance at January 1, 2003                         213,155     $ 1,947,774

Cumulative undeclared dividends
  on redeemable preferred stock                        ---           4,185

Exercise of employee stock options                     ---             ---

Exercise of warrants                                   ---             ---

Net loss for the three months ended
  March 31, 2003                                       ---             ---
                                                ___________   _____________

Balance at March 31, 2003                          213,155    $  1,951,959
                                                ===========   =============





















The accompanying notes are an integral part of the financial statements.

                                  IGENE Biotechnology, Inc. and Subsidiaries
                               Consolidated Statements of Stockholders' Deficit
                                         (Unaudited - Continued)


                                                                         Additional                      Total
                                                     Common Stock         Paid-in                    Stockholders'
                                                    (shares/amount)       Capital       Deficit         Deficit
                                                ______________________  ____________  _____________  _____________

Balance at January 1, 2002                       75,848,600  $758,486   $22,188,836   $(33,930,523)  $(10,983,201)

Cumulative undeclared dividends
  on redeemable preferred stock                         ---       ---        (4,225)           ---         (4,225)

Shares issued for manufacturing agreement         1,157,018    11,570        46,282            ---         57,852

Net loss for the three months ended
  March 31, 2002                                        ---       ---           ---       (716,235)      (716,235)
                                                 __________ __________  ____________  _____________  _____________

Balance at March 31, 2002                        77,005,618 $ 770,056   $22,230,893   $(34,646,758)  $(11,645,809)
                                                 ========== ==========  ============  =============  =============


Balance at January 1, 2003                       92,943,746 $ 929,437   $22,387,604   $(37,120,502)  $(13,803,461)

Cumulative undeclared dividends
  On redeemable preferred stock                         ---       ---        (4,185)           ---         (4,185)

Shares received and retired in ProBio Sale       (7,000,000)  (70,000)     (140,000)           ---       (210,000)

Shares issued for manufacturing Agreement           580,711     5,808         8,709            ---         14,517

Net loss for the three months ended
  March 31, 2003                                        ---       ---           ---       (356,169)      (356,169)
                                                 __________ __________  ____________  _____________  _____________

Balance at March 31, 2003                        86,524,457 $ 865,245   $22,252,128   $(37,476,671)  $(14,359,298)
                                                 ========== ==========  ============  =============  =============






















The accompanying notes are an integral part of the financial statements.

                        IGENE Biotechnology, Inc. and Subsidiaries
                          Consolidated Statements of Cash Flows
                                      (Unaudited)


                                                                     Three months ended
                                                                   March 31,        March 31,
                                                                       2003             2002
                                                                _____________    _____________

Cash flows from operating activities
   Net loss                                                     $   (356,169)    $   (716,235)
   Adjustments to reconcile net loss to net cash used
   by operating activities:
     Depreciation                                                      5,892           12,183
     Amortization                                                     29,129           29,129
     Manufacturing cost paid in shares of common stock                14,517           57,852
     Interest on debenture paid in shares of common stock                ---           45,000
     Decrease (increase) in:
       Accounts receivable                                           544,051          239,965
       Inventory                                                    (407,172)        (494,231)
       Prepaid expenses and other current assets                     (49,158)        (158,665)
     Increase (decrease) in:
       Accounts payable and accrued expenses                        (260,910)          10,106
                                                                _____________    _____________

       Net cash used in operating activities                        (479,820)        (974,896)
                                                                _____________    _____________

Cash flows from investing activities
   Capital expenditures & sales                                          ---          (23,823)
         Deposits and other assets                                       ---          (26,051)
                                                                _____________    _____________

       Net cash used in investing activities                             ---          (49,874)
                                                                _____________    _____________

Cash flows from financing activities
   Proceeds from borrowing                                           100,000          750,000
   Repayment of long-term debt                                           ---           (1,733)
                                                                _____________    _____________

       Net cash provided by financing activities                     100,000          748,267
                                                                _____________    _____________

       Net (decrease) increase in cash and cash equivalents         (379,820)        (267,503)

       Cash and cash equivalents at beginning of period              497,711          394,487
                                                                _____________    _____________

       Cash and cash equivalents at end of period               $    117,891     $    117,984
                                                                =============    =============

Supplementary disclosure and cash flow information
__________________________________________________

Cash paid for interest                                          $        141     $        224
Cash paid for income taxes                                               ---              ---

See Note (2) for non-cash investing and financing activities.






The accompanying notes are an integral part of the financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
                  Notes to Financial Statements

(1)  Unaudited consolidated financial statements

     The March 31, 2003, consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operation and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of
     America. This quarterly report on Form 10-QSB should be read in conjunction with Igene's Annual Report on Form 10-KSB for the year ended December 31, 2002.

(2)  Noncash investing and financing activities

     During the three months ended March 31, 2003 and 2002, the Company recorded in each quarter dividends in arrears on 8% redeemable preferred stock at $.16 per share aggregating $4,185 and $4,225, respectively, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

     During the three months ended March 31, 2003, Igene sold ProBio to Fermtech AS in exchange for aggregate consideration valued at approximately $343,000, consisting of 7,000,000 shares of Igene common stock (including 2,000,000 shares that were placed into escrow and may be returned to Fermtech as described below), valued for the purposes of the acquisition at $.03 per share, plus forgiveness of approximately $168,000 of debt that Igene owed to ProBio at the time of purchase in 2001. Provided Mr. Benjaminsen remains employed by Igene through 2003, 1,000,000 of the escrowed shares of common stock will be delivered to Fermtech. If Mr. Benjaminsen remains employed by Igene through 2004, the remaining 1,000,000 escrowed shares will be released from escrow and delivered to Fermtech.

     During the three months ended March 31, 2003, the Company extended repayment on demand notes of $6,043,659 and related accrued interest of $2,865,810 until March 31, 2006.

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


(4)  Inventories

     Inventory, stated at lower of cost, on a first-in first-out basis, or market value, work in process, and finished goods represents product manufactured and held for sale, is as follows:


                                      March 31,    December 31,
                                          2003            2002
                                   _____________  _____________
     Work-in-process - AstaXin(R)  $     11,308   $     11,308
     Finished goods - AstaXin(R)        537,793        363,401
                                   _____________  _____________

          Total inventory          $    549,101   $    374,709



           IGENE Biotechnology, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                           (continued)



(5)  Stockholders' Equity (Deficit)

     As  of  March  31, 2003 and 2002, 427,310 and 52,810  shares respectively  of authorized but unissued common  stock  were
     reserved   for  issue  upon  conversion  of  the   Company's
     outstanding preferred stock.

     As  of  March  31,  2003  and  2002  74,604,500  shares,  of authorized but unissued common stock were reserved for distribution and exercise pursuant to the Company's Employee
     Stock Option Plans.

     As of March 31, 2003, 6,666,666 shares, of authorized but unissued common stock were reserved for distribution and exercise pursuant to a stock option agreement with past officers of the Company.

     As  of  March  31,  2003  and  2002,  17,565,970  shares  of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $1,082,500 held by directors of the Company.

     As of March 31, 2003 66,427,651 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes held by directors of the Company.

     As   of  March  31,  2003  and  2002  10,000,000  shares  of
     authorized but unissued common stock were reserved  for  the
     conversion  of  outstanding  convertible  promissory   notes
     issued as part of the purchase of ProBio.

     As  of  March 31, 2003 and 2002, 198,016,073 and 188,016,085
     shares,  respectively,  of authorized  but  unissued  common
     stock   were   reserved  for  the  exercise  of  outstanding
     warrants.

     As  of  March  31, 2003 and 2002, 11,696,731 and  13,799,963
     shares, respectively, of authorized but unissued common stock were reserved for issuance to the Company's contract manufacturer pursuant to the terms of the current manufacturing contract.

(6)  Basic and diluted net loss per common share

     Basic and diluted net loss per common share for the three-month periods ended March 31, 2003 and 2002 is based on 86,524,457 and 75,848,600, respectively, of weighted average common shares outstanding. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends in arrears on preferred stock. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

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

           IGENE Biotechnology, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                           (continued)

(8)  Contingency - Litigation

     Archer Daniels Midland, Inc. ("ADM") has sued Igene, alleging patent infringement and requesting injunctive relief as well as an unspecified amount of damages (suit filed July 21, 1997, U.S. District Court, Baltimore, MD). Igene has filed a $300,450,000 counterclaim concerning the theft of trade secrets (counter claim filed August 4, 1997). The court denied ADM's request for preliminary injunctive relief. Mediation efforts during 1999 did not resolve this dispute, which has been returned to the court for a judicial disposition. Presently, a stay on all discovery remains in effect while a court-appointed expert analyzes the yeast products of both parties. Igene believes that it is not probable that this dispute will result in an unfavorable outcome to Igene. Accordingly, no liability has been reflected in the March 31, 2003 balance sheet. Nonetheless, should ADM prevail, Igene could be liable for damages, and Igene could also lose the right to use a particular strain of yeast. However, Igene expects that this will not affect Igene's ability to make and sell its product, AstaXin(R). Igene had expenses of $0 in the three months ended March 31, 2003 and 2002 relating to this on-going litigation.

(9)  Uncertainty

     Igene has incurred net losses in each year of its existence, aggregating approximately $37,000,000 from inception to March 31, 2003 and its liabilities and redeemable preferred stock exceeded its assets by approximately $14,359,298 at that date. These factors indicate that Igene will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

     The continuing successful marketing of Igene's product, AstaXin(R), may permit Igene to attract additional capital and enable it to continue. Igene began manufacturing and selling AstaXin(R) during 1998 and has continued to do so to date, attempting to increase sales and manufacturing levels. Igene believes this technology to be highly marketable. Igene hopes to continue increasing sales of AstaXin(R), eventually achieving gross profits and, subsequently, profitable operations. Though the achievement of these cannot be assured.

     During 2002 and 2003, Igene continued to fund its operations through the issuance of warrants and convertible debentures through direct purchases and loans by directors and other accredited investors. This provided additional capital of $1,550,000, and $100,000 respectively.

(10) Stock Based Compensation

     The company accounts for those plans under the recognition and measurement principles of APB opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock option based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect of the net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123,
     "Accounting for Stock-Based Compensation" and disclosure provisions of SFAS No. 148, "Accounting for Stock-Based
     Compensation-Transition and Disclosure", to stock-based employee compensation for the periods ended March 31:


                                                                 2003              2002
                                                         _____________     _____________
      Net loss:
        As reported                                      $   (356,169)     $   (716,235)
      Less pro forma stock-based employee
        compensation expense determined under fair
        value based method net of related tax effects        (171,250)         (104,584)
                                                         _____________     _____________

      Net loss per common share:                             (527,419)         (820,819)
                                                         =============     =============
      Net loss per Share:
        Basic - as reported                              $      (0.01)     $      (0.01)
        Basic - pro forma                                $      (0.01)     $      (0.01)

        Diluted - as reported                            $      (0.01)     $      (0.01)
        Diluted - pro forma                              $      (0.01)     $      (0.01)

                              -13-

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

     Our inventories are stated at the lower of cost or market. Cost is determined using a weighted-average approach, which approximates the first-in first-out method. If the cost of the inventories exceeds their expected market value, provisions are recorded for the difference between the cost and the market value. Inventories consist of currently marketed products.

     We are currently involved in certain legal proceedings as discussed in Item 3, "Legal Proceedings," in Part I. As of March 31, 2003, Igene believes that it is not probable that this dispute will result in an unfavorable outcome to Igene. Accordingly, no liability has been reflected in the March 31, 2003 balance sheet.

      We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns and discounts.

     The new Joint Venture as referred to in the following Recent Developments paragraph, will enter into a lease of real property with an affiliate of Tate in Selby, England upon which a new manufacturing facility will be constructed and operated by the Joint Venture.

                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Recent Developments
___________________

     On March 18, 2003, Igene Biotechnology, Inc. (the "Company") entered into a Joint Venture Agreement (the "JV Agreement") with Tate & Lyle Fermentation Products Ltd. ("Tate"). Pursuant to the JV Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate has agreed to contribute $24,614,000 in cash to the Joint Venture, while the Company has agreed to transfer to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as used by the Company. Each of Igene and Tate will have a 50% ownership interest in the Joint Venture and will have equal representation on the Board of Directors of the JV Company.

Results of Operations
_____________________

Sales and other revenue

     Sales of AstaXin(R) during the quarter ended March 31, 2003 and 2002, were $310,781 and $508,251, respectively, a decrease of $197,470 or 39%. Sales have been limited in the past quarters due to unsatisfactory production quantity and are expected to increase as production increases. Management anticipates that the Joint Venture with Tate & Lyle will provide a more dependable product flow. However, there can be no assurance of the dependability of production, or that any increases in sales will occur, or that they will be material.

Cost of sales and gross profit

     Gross profit on sales of AstaXin(R) was $10,247 and $77,591 for the quarters ended March 31, 2003 and 2002, respectively, reflecting a decrease of $67,344 for the quarter ended March 31, 2003 as compared to the prior comparable period. Gross profit for the quarters ended March 31, 2003 and 2002 was 3% and 15% of sales for such quarters, respectively. Management expects the level of gross profit to improve in the future as a percentage of sales, with expected increases in production efficiency received from the joint venture with Tate & Lyle offsetting pricing competition, but can provide no assurances in that regard. Demand is expected to increase both due to seasonal increases in customer usage and increases in our market share. Management expects that sales and gross profits may be limited by the quantities of AstaXin the Company is able to produce with its presently available capacity with its contract manufacturer, while the joint venture prepares to produce product. Sales and gross profit growth, if any, may be limited unless augmented by increases in production efficiency resulting from process research and development.

    The  preceding  resulted in cost of  sales  for  the  quarter
ended   March  31,  2003  and  2002  of  $300,534  and  $430,660,
respectively, a decrease of $130,126 or 30%. The reduction in cost was a result of reduced quantity produced, not a result of increased production efficiencies.

Marketing and selling expenses

     Marketing expenses are expected to continue to return to prior increased levels, since to achieve continuing and increasing sales, and to enter other markets for AstaXin(R), the Company will need to make additional marketing efforts. These additional expenses are expected to be funded by gross profits from product sales. However, there can be no assurance that these sales will occur, that they will be material or that gross profits will result. Marketing and selling expenses for the quarter ended March 31, 2003 were $101,286, a decrease of $43,511, or 30% over the marketing and selling expenses of $144,797 for the quarter ended March 31, 2002.

                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Research, development and pilot plant expenses

     Research, development and pilot plant expenses are expected to be maintained at the current level in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, development of higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology. For the first quarter of 2003 and 2002, these expenses were $155,397 and $180,391, respectively, a decrease of $24,994 or 14%. However, there can be no assurance that any improvements in efficiency or yield will occur, or that if they occur they will be material. In the future, these expenses are expected to be funded through the joint venture, and by profitable operations, if profitable operations occur.

Operating expenses

     General and administrative expenses for the first quarter of 2003 and 2002 were $141,939 and $232,825, respectively, a decrease of $90,886 or 39%. This decrease results concurrently with the disposition of ProBio Nutraceuticals, reducing additional management and the related overhead incurred. General and administrative expenses are expected to continue at the current rate in the near future. These expenses are expected to be funded through the joint venture and by profitable operations, if profitable operations occur.


Litigation expenses

     Management expects to ultimately recover some portion of litigation expenses previously incurred, which are associated with the suit filed against the Company by ADM and the Company's counterclaim, through damage awards and to preserve the commercial product rights associated with AstaXin(R). However, there can be no assurance that the Company will receive damage awards or that its rights will be preserved. The Company incurred no litigation expenses for the quarters ended March 31, 2003 and 2002. Costs of litigation will continue in the future at levels based on management's continuing assessments of the potential costs and benefits of various litigation strategies and alternatives. These expenses are expected to be funded by additional funding from stockholders, if any. A range of reasonably possible losses from the litigation cannot be estimated at this time, and accordingly, no liability has been reflected in the March 31, 2003 financial statements.

Interest expense

     Interest expense for the first quarter of 2003 and 2002 was $205,231 and $218,141, respectively, a decrease of $12,910 or 6%. This interest expense was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debenture in both periods.

                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Disposition of ProBio Subsidiary from discontinued operations

     As reported on Form 8-K, the Company, in an effort to focus on and grow its core business, has disposed of all 10,000 of the issued and outstanding shares of capital stock of its former subsidiary, ProBio Nutraceuticals, AS, a Norwegian corporation. Fermtech AS, a joint stock company incorporated in the Kingdom of Norway and owned equally by our then chief executive officer, Stein Ulve and our then-chief marketing officer, Per Benjaminsen, purchased the shares of ProBio. Mr. Ulve has resigned as CEO and director of Igene and Mr. Benjaminsen continues to serve the Company as a consultant, effective as of December 31, 2002.

     The amount of consideration paid for ProBio was determined through arms-length negotiations between Igene Biotechnology, Inc. management, on behalf of Igene, and Mr. Ulve, on behalf of Fermtech. The principles followed in determining the amount paid for the ProBio shares involved a consideration of ProBio's cash flow, cash position, revenue and revenue prospects.

     The equipment and other physical property disposed of belonging to ProBio includes inventory, personal computers, a web site and trademark, other office equipment and furniture, and accounts receivables and accounts payables related to nutraceuticals. The 2002 net operating loss of the division being sold as ProBio are $437,051 on sales of $2,306,193 and are reflected on the 2002 income statement as loss from discontinued operations.

Gain on disposition

     Igene sold ProBio to Fermtech AS in exchange for aggregate consideration valued at approximately $343,000, consisting of 7,000,000 shares of Igene common stock (including 2,000,000 shares that were placed into escrow and may be returned to Fermtech as described below), valued for the purposes of the acquisition at $.03 per share, plus forgiveness of approximately $168,000 of debt that Igene owed to ProBio at the time of purchase in 2001. Provided Mr. Benjaminsen remains employed by Igene through 2003, 1,000,000 of the escrowed shares of common stock will be delivered to Fermtech. If Mr. Benjaminsen remains employed by Igene through 2004, the remaining 1,000,000 escrowed shares will be released from escrow and delivered to Fermtech. Gain on disposal for the first quarter of 2003 was $237,427. This gain is a one-time occurrence as a result of the disposition of the assets and liabilities associated with ProBio Nutraceuticals.

Net loss and basic and diluted net loss per common share

     As a result of the foregoing, the Company reported net losses of $356,169 and $716,235, respectively, for the first quarters of 2003 and 2002, a decrease in the loss of $360,066 or 50%. This represents a loss of $.01 per basic and diluted common share in each of the first quarters of 2003 and 2002. The weighted average number of shares of common stock outstanding of 86,524,457 and 75,848,600, for the first quarters of 2003 and 2002, respectively, has increased by 10,675,857 shares. This resulted from the issuance of 40,000 shares in lieu of interest payment on a subordinated debenture, the issuance of 194,400 shares of common stock in exercise of warrant, 12,000,000 shares issued to Mr. Gerson as manufacturing agent, 1,600,000 shares in total issued to Mr. Hiu and Mr. Monahan in lieu of compensation, reduced by the retirement of 7,000,000 shares retired as part of the disposition of ProBio.

                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Financial Position

     During  the  quarters ended March 31,  2003  and  2002,  the
following   actions  also  materially  affected   the   Company's
financial position:

   - Igene increased inventory from manufacture during the quarter ended March 31, 2002 by $407,172.

   - The carrying value of redeemable preferred stock was increased and paid-in capital available to common shareholders was decreased by $4,185 in 2003 and 2002, reflecting cumulative unpaid dividends on redeemable preferred stock.

   - Accounts receivable collections during the first quarter of 2002 provided $544,051 in cash to the Company.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of March 31, 2003, total dividends in arrears on Igene's preferred stock total $242,718 ($9.28 per share) and are included in the carrying value of the redeemable preferred stock.

Liquidity and Capital Resources

     Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of March 31, 2003, Igene had working capital of $448,934, and cash and cash equivalents of $117,891.

     Cash used by operating activities during the quarters  ended
March  31,  2003  and  2002 amounted to  $479,820  and  $947,896, respectively, a decrease in cash used of $468,076.

     No cash was used by investing activities during the quarter ended March 31, 2003, decreasing from $49,874 for the quarter ended March 31, 2002.

     Cash provided by financing activities decreased by $648,627, from $742,267 for the quarter ended March 31, 2002 to $100,000 for the quarter ended March 31, 2003. Financing activities consisted principally of notes from directors. For the quarters ended March 31, 2003 and 2002, the contributions were $100,000 and $750,000, respectively.

     Over the next twelve months, Igene believes it will need additional working capital. Igene hopes to achieve profits from sales of AstaXin(R), but additional funding will also be required to finance increased customer receivables and inventory levels caused by expansion of sales and manufacturing. These fundings are expected to be received from the new venture with Tate & Lyle. However, there can be no assurance that projected profits, if any, from sales, or additional funding from the joint venture will be sufficient to Igene to fund its continued operations.

     The Company does not believe that inflation has had a significant impact on its operations during the quarters ended
March 31, 2003 and 2002.

                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Item 3. Controls and Procedures

Based on their most recent review, which was completed within 90 days of the filing of this report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in Igene's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                    IGENE Biotechnology, Inc.
                             PART II
                        OTHER INFORMATION

Item 1.  Legal Proceedings

Archer Daniels Midland, Inc. ("ADM") has sued Igene, alleging patent infringement and requesting injunctive relief as well as an unspecified amount of damages (suit filed July 21, 1997, U.S. District Court, Baltimore, MD). Igene has filed a $300,450,000 counterclaim concerning the theft of trade secrets (counter claim filed August 4, 1997). The court denied ADM's request for preliminary injunctive relief. Mediation efforts during 1999 did not resolve this dispute, which has been returned to the court for a judicial disposition. Presently, a stay on all discovery remains in effect while a court-appointed expert analyzes the yeast products of both parties. Igene believes that it is not probable that this dispute will result in an unfavorable outcome to Igene. Accordingly, no liability has been reflected in the March 31, 2003 balance sheet. Nonetheless, should ADM prevail, Igene could be liable for damages, and Igene could also lose the right to use a particular strain of yeast. However, Igene expects that this will not affect Igene's ability to make and sell its product, AstaXin(R). The Company had expenses of $-0-, in the three months ended March 31, 2003 and 2002 relating to this on-going litigation.

Item 2.  Changes in Securities and Use of Proceeds

Limitation on Payment of Dividends
__________________________________

Dividends on Common Stock are currently prohibited because of the preferential rights of holders of Preferred Stock. The Company has paid no cash dividends on its Common Stock in the past and does not intend to declare or pay any dividends on its Common stock in the foreseeable future.

Item 3.  Defaults Upon Senior Securities

In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of March 31, 2003, total dividends in arrears on the Company's preferred stock total $242,718 ($9.28 per share) and are included in the carrying value of the redeemable preferred stock.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits

          Exhibit   10.11   -  First  Amendment   to   Indenture,
          Securities, Warrant Agreement and Warrant Certificates dated as of March 18, 2003.

          Exhibit 10.12 -- Joint Venture Agreement between the Company and Tate & Lyle Fermentation Products Ltd. dated as of March 18, 2003, incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission on May 13, 2003.

          Exhibit   99(a)  -  Certification  of  Chief  Executive
          Officer pursuant to 18 U.S.C. SECTION 1350.

          Exhibit   99(b)  -  Certification  of  Chief  Financial
          Officer pursuant to 18 U.S.C. SECTION 1350.

 (b) Reports on Form 8-K

     On February 20, 2003, Igene filed a Current Report on Form 8-K disclosing the Stock Purchase and Severance Agreement by and among Igene Biotechnology, Inc., Fermtech AS, Stein Ulve and Per Benjaminsen, as well as a press release relating to the ProBio disposition.

                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   IGENE Biotechnology, Inc.
                                   ____________________________
                                   (Registrant)




Date   May 14, 2003           By   /s/STEPHEN F. HIU
       ____________                _____________________________
                                      STEPHEN F. HIU
                                      President




Date   May 14, 2003           By   /s/EDWARD J. WEISBERGER
       ____________                _____________________________
                                      EDWARD J. WEISBERGER
                                      Chief Financial Officer

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ EDWARD J. WEISBERGER
______________________________
    EDWARD J. WEISBERGER
    Chief Financial Officer

                          EXHIBIT INDEX

     Exhibit  10.11  - First Amendment to Indenture,  Securities,
     Warrant Agreement and Warrant Certificates dated as of March
     18, 2003.

     Exhibit 10.12 -- Joint Venture Agreement between the Company and Tate & Lyle Fermentation Products Ltd. dated as of March 18, 2003, incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission on May 13, 2003.

     Exhibit 99(a) - Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350.

     Exhibit 99(b) - Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350.