Form 10QSB
period 2003-06-30
IGENE BIOTECHNOLOGY INC
filed 2003-08-14
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 10549
                             FORM 10-QSB


(Mark One)

[x]  Quarterly report under Section 13 or 15(D) of the Securities
     Exchange Act of 1934

            For the quarterly period ended June 30, 2003

[ ]  Transition report under Section 13 or 15(D) of the Exchange Act

      For the transition period from ____________ to ____________


                   Commission file number 0-15888

                      IGENE Biotechnology, Inc.
   _________________________________________________________________
   (Exact name of Small Business Issuer as Specified in its Charter)


               Maryland                           52-1230461
    ________________________________       _______________________
    (State or Other Jurisdiction of            (I.R.S. Employer
     Incorporation or organization)           Identification No.)


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

Yes   x              No
     ___                  ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
87,073,769 shares as of August 10, 2003.
_______________________________________

Transitional Small Business Disclosure Format (check one):

Yes                  No    x
     ___                  ___

                            FORM 10-QSB
                      IGENE Biotechnology, Inc.


                               INDEX



PART I    -    FINANCIAL INFORMATION
                                                              Page

     Consolidated Balance Sheets ............................  5-6

     Consolidated Statements of Operations ..................  7

     Consolidated Statements of Stockholders' Deficit........  8-9

     Consolidated Statements of Cash Flows ..................  10

     Notes to Consolidated Financial Statements .............  11-14

     Management's Discussion and Analysis of Financial
     Conditions and Results of Operations ...................  15-20

PART II   -    OTHER INFORMATION ............................  21-22

SIGNATURES ..................................................  23

EXHIBIT INDEX ...............................................  24

                      IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

               OF THE SECURITIES EXCHANGE ACT OF 1934

                               PART I

                        FINANCIAL INFORMATION

           IGENE Biotechnology, Inc.  and Subsidiaries
                   Consolidated Balance Sheets

                                                                  June 30,  December 31,
                                                                     2003          2002
                                                              ____________  ____________
                                                              (Unaudited)
ASSETS
CURRENT ASSETS

  Cash and cash equivalents                                   $   366,634   $   497,711
  Accounts receivable (net of allowances of $24,000 in 2002)      576,655       528,065
  Inventory                                                           ---       374,709
  Prepaid expenses and other current assets                       178,683       192,993
  Assets to be disposed of                                            ---       628,326
  Deferred costs, current portion                                     ---        74,160
                                                              ____________  ____________

                                                                1,121,972     2,295,964

OTHER ASSETS
  Property and equipment, net                                     177,562       196,258
  Deferred costs, net of current portion                              ---       187,753
  Equipment deposits                                               90,000       199,685
  Investment in unconsolidated joint venture                   11,953,000           ---
  Loans receivable from manufacturing agent                       267,851       324,405
  Other assets                                                      4,886         5,188
                                                              ____________  ____________

     TOTAL ASSETS                                             $13,615,271   $ 3,209,253
                                                              ============  ============

The accompanying notes are an integral part of the financial statements.

           IGENE Biotechnology, Inc. and Subsidiaries
                   Consolidated Balance Sheets
                           (continued)

                                                                  June 30,  December 31,
                                                                     2003          2002
                                                              ____________  ____________
                                                               (Unaudited)
LIABILITIES, REDEEMABLE PREFERED STOCK
  AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                       $   496,996   $   595,646
  Notes payable - directors                                       150,000       250,000
  Liabilities to be disposed of                                       ---       655,763
  Equipment lease payable                                           3,249         3,590
                                                              ____________  ____________

     TOTAL CURRENT LIABILITIES                                    650,245     1,504,999

LONG-TERM LIABILITIES
  Notes payable                                                 6,043,659     6,043,659
  Convertible debentures                                        4,814,212     4,814,212
  Equipment lease payable, net of current portion                     ---         1,205
  Accrued interest                                              3,037,332     2,700,865
                                                              ____________  ____________

     TOTAL LIABILITIES                                         14,545,448    15,064,940
                                                              ____________  ____________

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred
     stock, 8% cumulative, convertible,
     voting, series A, $.01 par value per
     share. Stated value was $ 17.44
     and $17.12, respectively.  Authorized
     1,312,500 shares, issued 26,155 shares                       456,223       447,774
                                                              ____________  ____________

Carrying amount of redeemable preferred stock,
  8% cumulative, convertible, voting, series B,
  $.01 par value per share.  Stated value $8.00 per share.
  Authorized, issued and outstanding 187,000 shares.
  Redemption amount $1,500,000                                  1,500,000     1,500,000
                                                              ____________  ____________

STOCKHOLDERS' DEFICIT
  Common stock --- $.01 par value per share.
     Authorized 750,000,000 shares;
     issued and outstanding 87,073,769
     and 92,943,746 shares, respectively.                         870,738       929,437
  Additional paid-in capital                                   34,255,721    22,387,604
  Deficit                                                     (38,012,859)  (37,120,502)
                                                              ____________  ____________

     TOTAL STOCKHOLDERS' DEFICIT                               (2,886,400)  (13,803,461)
                                                              ____________  ____________

     TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                                  $13,615,271   $ 3,209,253
                                                              ============  ============

The accompanying notes are an integral part of the financial statements.

                   IGENE Biotechnology, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                                                            Three months ended              Six months ended
                                                       ___________________________     ___________________________

                                                          June 30,       June 30,         June 30,       June 30,
                                                             2003           2002             2003           2002
                                                       ____________   ____________     ____________   ____________
REVENUE
_______

  Sales - AstaXin(R)                                   $   152,705    $   660,664      $   463,486    $ 1,168,915
  Cost of sales - AstaXin(R)                               143,962        603,981          444,946      1,034,641
                                                       ____________   ____________     ____________   ____________

          GROSS PROFIT                                       8,743         56,683           18,540        134,274
                                                       ____________   ____________     ____________   ____________


OPERATING EXPENSES
__________________

  Marketing and selling                                    (32,530)       126,620           68,756        271,417
  Research, development and pilot plant                    (27,702)       141,626          127,695        322,017
  General and administrative                                79,812        155,170          221,751        387,995
                                                       ____________   ____________     ____________   ____________

         TOTAL OPERATING EXPENSES                           19,580        423,416          418,202        981,429
                                                       ____________   ____________     ____________   ____________

         OPERATING LOSS                                    (10,837)      (366,733)        (399,662)      (847,155)
                                                       ____________   ____________     ____________   ____________

EQUITY IN EARNINGS(LOSS)OF UNCONSOLIDATED SUB             (347,000)           ---         (347,000)           ---

INTEREST EXPENSE                                          (177,901)      (305,350)        (383,132)      (523,491)
                                                       ____________   ____________     ____________   ____________

     NET LOSS FROM CONTINUING OPERATIONS                  (535,738)      (672,083)      (1,129,794)    (1,370,646)
                                                       ____________   ____________     ____________   ____________

DISCONTINUED OPERATIONS
_______________________

Net loss from discontinued operations                          ---       (115,331)             ---       (133,003)
Gain on disposal of discontinued operations                    ---            ---          237,437            ---
                                                       ____________   ____________     ____________   ____________

     NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS            ---       (115,331)         237,437       (133,003)
                                                       ____________   ____________     ____________   ____________

              NET LOSS                                 $  (535,738)   $  (787,414)     $  (892,357)   $(1,503,649)
                                                       ____________   ____________     ____________   ____________

BASIC AND DILUTED NET LOSS PER COMMON SHARE
    FROM CONTINUING OPERATIONS                         $     (0.01)   $     (0.01)     $     (0.01)   $     (0.02)
                                                       ____________   ____________     ____________   ____________

BASIC AND DILUTED NET INCOME (LOSS)PER COMMON SHARE
    FROM DISCONTINUED OPERATIONS                       $     (0.00)   $     (0.00)     $     (0.00)   $     (0.00)
                                                       ____________   ____________     ____________   ____________

BASIC AND DILUTED NET LOSS PER COMMON SHARE            $     (0.01)   $     (0.01)     $     (0.01)   $     (0.02)
                                                       ============   ============     ============   ============

The accompanying notes are an integral part of the financial statements.

                   IGENE Biotechnology, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Deficit
                                   (Unaudited)

                                                                         Redeemable Preferred Stock
                                                                              (shares/amount)
                                                                       _______________________________
Balance at January 1, 2002                                                    26,405    $     435,154

Cumulative undeclared dividends
  on redeemable preferred stock                                                  ---            8,450

Exercise of employee stock options                                               ---              ---

Exercise of warrants                                                             ---              ---

Net loss for the six months ended June 30, 2002                                  ---              ---
                                                                       ______________   ______________

Balance at June 30, 2002                                                      26,405    $     443,604
                                                                       ==============   ==============

Balance at January 1, 2003                                                   213,155    $   1,947,774

Cumulative undeclared dividends
  on redeemable preferred stock                                                  ---            8,449

Exercise of employee stock options                                               ---              ---

Exercise of warrants                                                             ---              ---

Net loss for the six months ended June 30, 2003                                  ---              ---
                                                                       ______________   ______________

Balance at June 30, 2003                                                     213,155    $   1,956,223
                                                                       ==============   ==============


The accompanying notes are an integral part of the financial statements.

                   IGENE Biotechnology, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Deficit
                             (Unaudited - Continued)

                                                                                                                      Accumulated
                                                                         Additional                      Other           Total
                                                   Common Stock           Paid-in                     Comprehensive  Stockholders'
                                                  (shares/amount)         Capital        Deficit      Income(Loss)      Deficit
                                               _______________________  _____________  _____________  _____________  _____________
Balance at January 1, 2002                     75,848,600  $  758,486   $ 22,188,836   $(33,930,523)           ---   $(10,983,201)

Cumulative undeclared dividends
  on redeemable preferred stock                       ---         ---         (8,450)           ---            ---         (8,450)

Issuance of common stock in
  lieu of cash in payment of
  interest on subordinate debenture                40,000         400         89,600            ---            ---         90,000

Shares issued for manufacturing agreement       2,468,768      24,688         72,521            ---            ---         97,209

Comprehensive loss:

  Net loss for the six months ended
    June 30, 2002                                    ---          ---            ---     (1,503,649)    (1,503,649)    (1,503,649)

Other comprehensive income-
  Foreign currency translation                       ---          ---            ---            ---        106,422        106,422

     Total comprehensive loss                        ---          ---            ---            ---            ---     (1,397,227)
                                              ___________  ___________  _____________  _____________  _____________  _____________

Balance at June 30, 2002                      78,357,368   $  783,574   $ 22,342,507   $(35,434,172)  $    106,422   $(12,201,669)
                                              ===========  ===========  =============  =============  =============  =============

Balance at January 1, 2003                    92,943,746   $  929,437   $ 22,387,604   $(37,120,502)           ---   $(13,803,461)

Cumulative undeclared dividends
  on redeemable preferred stock                      ---          ---         (8,450)           ---            ---         (8,450)

Shares received and retired in
   ProBio Sale                                (7,000,000)     (70,000)      (140,000)           ---            ---       (210,000)

Investment in unconsolidated joint venture           ---          ---     11,983,131            ---            ---     11,983,131

Shares issued for manufacturing agreement      1,130,023       11,301         33,435            ---            ---         44,736

Net loss for the six months ended
  June 30, 2003                                      ---          ---            ---       (892,357)           ---       (892,357)
                                              ___________  ___________  _____________  _____________  _____________  _____________

Balance at June 30, 2003                      87,073,769   $  870,738   $ 34,255,721   $(38,012,859)  $        ---   $ (2,886,400)
                                              ===========  ===========  =============  =============  =============  =============

    The accompanying notes are an integral part of the financial statements.

                   IGENE Biotechnology, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                            Six months ended
                                                                   __________________________________
                                                                        June 30,             June 30,
                                                                           2003                 2002
                                                                   _____________        _____________
Cash flows from operating activities
     Net loss                                                      $   (892,357)        $ (1,503,649)
     Adjustments to reconcile net loss to net cash used
     by operating activities:
        Depreciation                                                     11,784               26,455
        Amortization                                                     54,729               58,257
        Foreign currency translation adjustment                             ---              106,422
        Manufacturing cost paid in shares of common stock                44,736               97,209
        Interest on debenture paid in shares of common stock                ---               90,000
        Equity in earnings of unconsolidated sub                        347,000                  ---
        Decrease (increase) in:
          Accounts receivable                                           (48,590)             221,359
          Inventory                                                     374,709             (791,899)
          Prepaid expenses and other current assets                      43,729             (183,491)
        Increase (decrease) in:
          Accounts payable and accrued expenses                          29,974           (1,003,797)
                                                                   _____________        _____________

          Net cash used in operating activities                         (34,286)            (875,540)
                                                                   _____________        _____________

Cash flows from investing activities
     Capital (expenditures) & sales                                       3,209             (425,334)
     Deposits and other assets                                              ---              (93,722)
                                                                   _____________        _____________

          Net cash (used) provided by investing activities                3,209             (519,106)
                                                                   _____________        _____________

Cash flows from financing activities
     Proceeds (repayment) from borrowing                               (100,000)           1,000,000
     Proceeds of long-term debt                                             ---              301,600
                                                                   _____________        _____________

     Net cash (used) provided by financing activities                  (100,000)           1,301,600
                                                                   _____________        _____________

     Net decrease in cash and cash equivalents                         (131,077)             (93,046)

     Cash and cash equivalents at beginning of period                   497,711              394,487
                                                                   _____________        _____________

     Cash and cash equivalents at end of period                    $    366,634         $    301,441
                                                                   =============        =============

Supplementary disclosure and cash flow information
__________________________________________________

Cash paid for interest                                             $     30,994         $        508
Cash paid for income taxes                                                  ---                  ---

See Note (2) for non-cash investing and financing activities.

    The accompanying notes are an integral part of the financial statements.

                IGENE Biotechnology, Inc. and Subsidiary
                      Notes to Financial Statements

(1)  Unaudited consolidated financial statements

     The June 30, 2003, consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operation and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This quarterly report on Form 10-QSB should be read in conjunction with Igene's Annual Report on Form 10-KSB for the year ended December 31, 2002.

(2)  Noncash investing and financing activities

     During the six months ended June 30, 2003 and 2002, the Company recorded in each quarter dividends in arrears on 8% redeemable preferred stock cumulating at $.16 per share aggregating $8,449, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

     During the six months ended June 30, 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate") Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company has agreed to transfer to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Company. The value of the Company's technology investment was deemed equivalent to cash contribution of Tate & Lyle. Unamortized production costs in the amount of $316,869 were contributed to the Joint Venture reducing the adjustment to additional paid in capital.

     During the six months ended June 30, 2003, Igene sold its subsidiary ProBio to Fermtech AS in exchange for aggregate consideration valued at approximately $343,000, consisting of 7,000,000 shares of Igene common stock (including 2,000,000 shares that were placed into escrow and may be reissued to Fermtech as described below), valued for the purposes of the acquisition at $.03 per share, plus forgiveness of approximately $168,000 of debt that Igene owed to ProBio at the time of purchase in 2001. Provided Mr. Benjaminsen remains employed by Igene through 2003, 1,000,000 of the escrowed shares of common stock will be delivered to Fermtech. If Mr. Benjaminsen remains employed by Igene through 2004, the remaining 1,000,000 escrowed shares will be released from escrow and delivered to Fermtech.

     During the six months ended June 30, 2003, the Company extended repayment on demand notes of $6,043,659 and related accrued interest of $2,865,810 until March 31, 2006.

     During the six months ended June 30, 2002 the company issued 40,000 shares of common stock in payment of interest on the variable rate subordinated debenture. If paid in cash, the interest would have been payable at 12% in the amount of $90,000 in each period. Shares may be issued in lieu of cash under the terms of the debenture agreement at the higher of $2.25 per share or market price per share. The stock was issued and related interest was paid at $2.25 per share, or $90,000, in each period.

(3)  Foreign Currency Translation and Transactions

     Since the day-to-day operations of Igene's foreign subsidiary in Chile are dependent on the economic environment of the parent's currency, the financial position and results of operations of Igene Chile are determined using Igene's reporting currency (US dollars) as the functional currency. All exchange gains and losses from remeasurement of monetary assets and liabilities that are not denominated in US dollars are recognized currently in income. These losses and gains occurred primarily as a result of the effect of valuation of the Chilean Peso on Igene's accounts receivables, which are mostly denominated in Pesos.

               IGENE Biotechnology, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements
                               (continued)

(4)  Inventories

     As part of the Joint Venture Agreement, inventory will be maintained by the joint venture. As a result Igene sold the remainder of it's inventory and plans to no longer maintain inventory. December 31, 2002 figures for inventory are stated at lower of cost, on a first-in first-out basis, or market value; work in process, and finished goods represents product manufactured and held for sale are as follows:

                                               June 30,    December 31,
                                                  2003            2002
                                           ____________    ____________
           Work-in-process - AstaXin(R)    $       ---     $    11,308
           Finished goods - AstaXin(R)             ---         363,401
                                           ____________    ____________

                  Total inventory          $       ---     $   374,709

(5)  Stockholders' Equity (Deficit)

     As of June 30, 2003 and 2002, 52,310 and 52,810 shares respectively of authorized but unissued common stock were reserved for issue upon conversion of the Company's outstanding preferred stock.

     As of June 30, 2003 and 2002, 74,604,500 shares, of authorized but unissued common stock were reserved for distribution and exercise pursuant to the Company's Employee Stock Option Plans.

     As of June 30, 2003, 6,666,666 shares, of authorized but unissued common stock were reserved for distribution and exercise pursuant to a stock option agreement with past officers of the Company, which options shall be valid and executable until January 22, 2004.

     As of June 30, 2002, 40,000 shares of authorized but unissued common stock were reserved for issuance for payment of interest on the variable rate subordinated debenture.

     As of June 30, 2003 and 2002, 17,565,970 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $1,082,500 held by directors of the Company.

     As  of  June  30,  2003 and 2002, 66,427,651 and 31,427,651  shares, respectively, of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes held by directors of the Company.

     As of June 30, 2003 and 2002 10,000,000 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes issued as part of the purchase of ProBio.

     As  of  June 30, 2003 and 2002, 198,016,073 and 188,016,085  shares, respectively, of authorized but unissued common stock were reserved for the exercise of outstanding warrants.

     As  of  June  30,  2003 and 2002, 10,566,708 and 12,488,213  shares, respectively, of authorized but unissued common stock were reserved for issuance to the Company's contract manufacturer pursuant to the terms of the current manufacturing contract.

(6)  Basic and diluted net loss per common share

     Basic and diluted net loss per common share for the six-month periods ended June 30, 2003 and 2002 is based on 86,524,457 and 76,207,730, respectively, of weighted average common shares outstanding. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends in arrears on preferred stock in the amount of $8,449 and $8,450 for the six months ended June 30, 2003 and 2002, respectively. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

               Notes to Consolidated Financial Statements
               IGENE Biotechnology, Inc. and Subsidiaries
                               (continued)

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

(8)  Contingency - Litigation

     Archer Daniels Midland, Inc. ("ADM") has sued Igene, alleging patent infringement and requesting injunctive relief as well as an unspecified amount of damages (suit filed July 21, 1997, U.S. District Court, Baltimore, MD). Igene has filed a $300,450,000 counterclaim concerning the theft of trade secrets (counter claim filed August 4, 1997). The court denied ADM's request for preliminary injunctive relief. Mediation efforts during 1999 did not resolve this dispute, which has been returned to the court for a judicial disposition. On July 3, 2003 the presiding judge set a court date of July 5, 2004 to return to trail. Igene believes that it is not probable that this dispute will result in an unfavorable outcome to Igene. Accordingly, no liability has been reflected in the June 30, 2003 balance sheet. Nonetheless, should ADM prevail, Igene could be liable for damages, and Igene could also lose the right to use a particular strain of yeast. However, Igene expects that this will not affect Igene's ability to make and sell its product, AstaXin(R). Igene has had no expenses for the six months ended June 30, 2003 and 2002 relating to this on-going litigation. With the resumption of matters it is expected Igene will again need to bear legal cost related to this matter.

(9)  Uncertainty

     Igene has incurred net losses in each year of its existence, aggregating approximately $38,000,000 from inception to June 30, 2003 and its liabilities and redeemable preferred stock exceeded its assets by approximately $2,886,400 at that date. These factors indicate that Igene will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

     The continuing successful marketing of Igene's product, AstaXin(R), has permitted Igene the opportunity to attract additional capital through it's venture with Tate and Lyle. Igene began manufacturing and selling AstaXin(R) during 1998 and has continued to do so to date, attempting to increase sales and manufacturing levels. Igene believes this technology to be highly marketable. Igene hopes to continue increasing sales of AstaXin(R), eventually achieving gross profits and, subsequently, profitable operations, although the achievement of these cannot be assured.

     During 2002 Igene continued to fund its operations through the issuance of warrants and convertible debentures through direct purchases and loans by directors and other accredited investors. This provided additional capital of $1,550,000.

               Notes to Consolidated Financial Statements
               IGENE Biotechnology, Inc. and Subsidiaries
                               (continued)


(10) Stock Based Compensation

     The company accounts for those plans under the recognition and measurement principles of APB opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock option based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", to stock-based employee compensation for the three and six months ended June 30:

                                                       Three months ended           Six months ended
                                                   __________________________  __________________________
                                                       June 30,      June 30,      June 30,      June 30,
                                                          2003          2002          2003          2002
                                                   ____________  ____________  ____________  ____________
      Net loss:
        As reported                                $  (535,738)  $  (787,414)  $  (892,357)  $(1,503,649)
      Less pro forma stock-based employee
        compensation expense determined under fair
        value based method net of related tax
        effects                                       (159,578)     (171,250)     (264,162)     (342,500)
                                                   ____________  ____________  ____________  ____________

      Net loss                                     $  (695,316)  $  (958,664)  $(1,156,519)  $(1,846,149)
                                                   ============  ============  ============  ============
        Net loss per Share:
          Basic - as reported                      $     (0.01)  $     (0.01)  $     (0.01)  $     (0.02)
          Basic - pro forma                        $     (0.01)  $     (0.01)  $     (0.01)  $     (0.02)

          Diluted - as reported                    $     (0.01)  $     (0.01)  $     (0.01)  $     (0.02)
          Diluted - pro forma                      $     (0.01)  $     (0.01)  $     (0.01)  $     (0.02)


(11) Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46 "Consolidation of Variable Interest Entities" which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". The provision of FIN No. 46 are effective July 1, 2003 for variable interest entities created before January 31, 2003. The company believes that the implementation of the standard will not have a material effect on its financial statements.

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

      We are currently involved in certain legal proceedings as discussed in Item 3, "Legal Proceedings," in Part I. As of June 30, 2003, Igene believes that it is not probable that this dispute will result in an unfavorable outcome to Igene. Accordingly, no liability has been reflected in the June 30, 2003 balance sheet.

      We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns and discounts.

     The Joint Venture as referred to in the following Recent Developments paragraph, will enter into a lease of real property with an affiliate of Tate in Selby, England upon which a new manufacturing facility will be constructed and operated by the Joint Venture.

                        IGENE Biotechnology, Inc.
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                               (continued)

Recent Developments
___________________

     On March 18, 2003, Igene Biotechnology, Inc. (the "Company") entered into a Joint Venture Agreement (the "JV Agreement") with Tate & Lyle Fermentation Products Ltd. ("Tate"). Pursuant to the JV Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate has agreed to contribute $24,614,000 in cash to the Joint Venture, while the Company has agreed to transfer to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as used by the Company. Each of Igene and Tate will have a 50% ownership interest in the Joint Venture and will have equal representation on the Board of Directors of the Company.

Results of Operations
_____________________

Sales and other revenue

     Sales of AstaXin(R) during the quarter ended June 30, 2003 and 2002, were $152,705 and $660,664, respectively, a decrease of $507,959 or 77%. Sales for the six-month periods ended June 30, 2003 and 2002, were $463,486 and $1,168,915, respectively, a decrease of $705,429 or 60%.
Sales have been limited in the past quarters due to insufficient production quantity. In addition, as of the middle of June, Igene had sold the remaining inventory in the Company's possession prior to the consummation of the JV Agreement. At this point all further sales will be recognized through the venture company and are expected to increase as production increases. Management anticipates that the Joint Venture with Tate & Lyle will provide a more dependable product flow. However, there can be no assurance of the dependability of production, or that any increases in sales will occur, or that they will be material.

Cost of sales and gross profit

     Gross profit on sales of AstaXin(R) was $8,743 for the quarter ended June 30, 2003. This is a decrease of $47,940 from the $56,683 for the same quarter in the preceding year. Gross profit on sales of AstaXin(R) was $18,540 for the six month period ended June 30, 2003 which is a decrease of $115,734 from the $134,274 for the six months ended June 30, 2002. Gross profit fell from 11% of sales for the six months ended June 30, 2002, to 4% for the six months ended June 30, 2003. The company attributes the fall in gross profit to a combination of pricing pressure in the market and inefficiencies in production. Management expects the level of gross profit to improve in the future as a percentage of sales, with expected increases in production efficiency received from the joint venture with Tate & Lyle offsetting pricing competition, but can provide no assurances in that regard. Demand is expected to increase both due to seasonal increases in customer usage and increases in our market share. Management expects that sales and gross profits may be limited by the quantities of AstaXin the Company is able to produce with its presently available capacity with its contract manufacturer, while the joint venture prepares to produce product. Sales and gross profit growth, if any, may be limited unless augmented by increases in production efficiency resulting from process research and development.

     The preceding resulted in cost of sales for the quarter ended June 30, 2003 and 2002 of $143,962 and $603,981, respectively, a decrease of $460,019 or 76%. The reduction in cost was a result of reduced quantity produced, not a result of increased production efficiencies.

Marketing and selling expenses

     For the quarter ended June 30, 2003 Igene recorded a negative Marketing Expense in the amount of $32,530. As a result of the Joint Venture with Tate and Lyle, the Joint Venture will be responsible of the costs related to marketing. As a result of this any costs associated with the marketing of AstaXin(R) will be reimbursed by the Joint Venture. As the Venture was consummated as of March 3, 2003, Igene was reimbursed in the second quarter for the expenses incurred in the first quarter of 2003 as well as the second quarter expenses.

                        IGENE Biotechnology, Inc.
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                               (continued)


Research, development and pilot plant expenses

     For the quarter ended June 30, 2003 Igene recorded a negative Research, development and pilot plant expense, in the amount of $27,702. As a result of the Joint Venture with Tate and Lyle, the Joint Venture will be responsible for the costs related to research. As a result of this, any costs associated with the development of AstaXin(R) will be reimbursed by the Joint Venture. As the venture was consummated as of March 3, 2003, Igene was reimbursed in the second quarter for the expenses incurred in the first quarter of 2003 as well as the second quarter expenses.

Operating expenses

     General and administrative expenses for the quarters ended June 30, 2003 and 2002 were $79,812 and $155,170, respectively, a decrease of $75,358 or 49%. This decrease results concurrently with the disposition of ProBio Nutraceuticals, reducing additional management and the related overhead incurred. In addition, as with the Marketing and Research costs the joint venture is reimbursing Igene for the General and Administrative expenses that are associated with the Marketing and Research of AstaXin(R). This is expected to defray the general operating costs.

Litigation expenses

     Management expects to ultimately recover some portion of litigation expenses previously incurred, which are associated with the suit filed against the Company by Archer Daniels Midland, Inc. (ADM) and the Company's counterclaim, through damage awards and to preserve the commercial product rights associated with AstaXin(R). However, there can be no assurance that the Company will receive damage awards or that its rights will be preserved. The Company incurred no litigation expenses for six months ended June 30, 2003 and 2002. On July 3, 2003 the presiding judge set a court date of July 5, 2004, to return to trial. Costs of litigation will continue in the future at levels based on management's continuing assessments of the potential costs and benefits of various litigation strategies and alternatives. These expenses are expected to be funded by additional funding from stockholders, if any. A range of reasonably possible losses from the litigation cannot be estimated at this time, and accordingly, no liability has been reflected in the June 30, 2003 financial statements. With the resumption of matters it is expected Igene will again need to bear legal cost related to this matter.

Interest expense

     Interest expense for the quarters ended June 30, 2003 and 2002 was $305,350 and $177,901, respectively, a decrease of $127,449 or 41%.
This interest expense was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debenture in both periods.

Equity in earnings of unconsolidated subsidiary

     As a result of the joint venture the former production sales and marketing of Astaxanthin will take place as part of the unconsolidated subsidiary. For the initial quarter ended June 30, 2003, Igene's portion of the joint venture loss was $347,000. The loss was a result of a 50% interest in the following: Gross profit for the quarter was $11,000 on sales of $102,000 less manufacturing cost of $91,000. Selling and general and administrative expenses for the period were $716,000 and interest income was $11,000. The resulting loss before tax was $694,000.

                        IGENE Biotechnology, Inc.
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                               (continued)

Disposition of ProBio Subsidiary from discontinued operations

     As reported on Form 8-K filed on February 20, 2003, the Company, in an effort to focus on and grow its core business, has disposed of all
10,000 of the issued and outstanding shares of capital stock of its former subsidiary, ProBio Nutraceuticals, AS, a Norwegian corporation. Fermtech AS, a joint stock company incorporated in the Kingdom of Norway and owned equally by our then chief executive officer, Stein Ulve and our then-chief marketing officer, Per Benjaminsen, purchased the shares of ProBio. Mr. Ulve has resigned as CEO and director of Igene and Mr. Benjaminsen has retired as our chief marketing officer, effective as of December 31, 2002.

     The amount of consideration paid for ProBio was determined through arms-length negotiations between Igene Biotechnology, Inc. management, on behalf of Igene, and Mr. Ulve, on behalf of Fermtech. The principles followed in determining the amount paid for the ProBio shares involved a consideration of ProBio's cash flow, cash position, revenue and revenue prospects.

     The equipment and other physical property disposed of belonging to ProBio includes inventory, personal computers, a web site and trademark, other office equipment and furniture, and accounts receivables and accounts payables related to nutraceuticals. For the six months ended June 30, 2002, the net operating loss of the division being sold as ProBio are $133,003 on sales of $1,131,206 and are reflected on the June 30, 2002 income statement as loss from discontinued operations.

Gain on disposition

    Igene sold ProBio to Fermtech AS in exchange for aggregate consideration valued at approximately $343,000, consisting of 7,000,000 shares of Igene common stock (including 2,000,000 shares that were placed into escrow and may be reissued to Fermtech as described below), valued for the purposes of the acquisition at $.03 per share, plus forgiveness of approximately $168,000 of debt that Igene owed to ProBio at the time of purchase in 2001. Provided Mr. Benjaminsen remains employed by Igene through 2003, 1,000,000 of the escrowed shares of common stock will be delivered to Fermtech. If Mr. Benjaminsen remains employed by Igene through 2004, the remaining 1,000,000 escrowed shares will be released from escrow and delivered to Fermtech. Gain on disposal for during the first quarter of 2003 was $237,427. This gain was a one-time occurrence as a result of the disposition of the assets and liabilities associated with ProBio Nutraceuticals.

Net loss and basic and diluted net loss per common share

    As a result of the foregoing, the Company reported net losses of $535,738 and $787,414, respectively, for the quarters ended June 30, 2003 and 2002, a decrease in the loss of $251,676 or 32%. This represents a loss of $.01 per basic and diluted common share in each of the quarters ended June 30, 2003 and 2002. The weighted average number of shares of common stock outstanding of 86,524,457 and 77,045,178, for the quarters ended June 30, 2003 and 2002, respectively, has increased by 9,479,279 shares. This resulted from the issuance of 194,400 shares of common stock in exercise of warrant, 12,000,000 shares issued to Mr. Gerson as manufacturing agent, 1,921,501 shares issued to the manufacturer as part of the agreement, 1,600,000 shares issued to Mr. Hiu and Mr. Monahan in lieu of compensation, reduced by the retirement of 7,000,000 shares retired as part of the disposition of ProBio.

                        IGENE Biotechnology, Inc.
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                               (continued)

Financial Position

     During the six-month periods ended June 30, 2003 and 2002, in addition to the Joint Venture previously discussed, the following actions also materially affected the Company's financial position.

  o Igene sold or transferred all of its inventory during the quarter ended June 30, 2002, the result was an increase in cash to operating activities of $374,000.
  o The carrying value of redeemable preferred stock was increased and paid-in capital available to common shareholders was decreased by $8,449 in 2003 and 2002, reflecting cumulative unpaid dividends on redeemable preferred stock.
  o During the quarter ended June 30, 2003, $100,000 cash was used for the repayment of previous financing activity.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of June 30, 2003, total dividends in arrears on Igene's preferred stock total $246,903 ($9.44 per share) and are included in the carrying value of the redeemable preferred stock.

Liquidity and Capital Resources

     Historically,  Igene   has   been   funded   primarily   by   equity
contributions and loans from stockholders. As of June 30, 2003, Igene had working capital of $471,727, and cash and cash equivalents of $366,634.

     Cash used by operating activities during the six-month period ended June 30, 2003 and 2002 amounted to $34,286 and $875,540, respectively, a decrease in cash used of $841,254.

     Cash of $3,209 was provided by investing activities on asset sales for the six months ended June 30, 2003, rather than the $519,106 used for the six-month period ended June 30, 2002.

     Cash was used by financing activities in repayment of loans in the amount of $100,000 for the six-month period ended June 30, 2003 as opposed to the $1,301,600 provided by financing activities for the six-month period ended June 30, 2002. Financing activities consisted principally of notes from directors.

    Over the next twelve months, Igene believes it will need additional working capital. Igene hopes to achieve profits from sales of AstaXin(R) through the Joint Venture. This funding is expected to be received from the new venture with Tate & Lyle. However, there can be no assurance that projected profits, if any, from sales, or additional funding from the Joint Venture will be sufficient for Igene to fund its continued operations.

     The Company does not believe that inflation has had a significant impact on its operations during the six-month periods ended June 30, 2003 and 2002.

                        IGENE Biotechnology, Inc.
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                               (continued)


Item 3.  Controls and Procedures

As of the end of the most recently completed fiscal quarter, the Company's management, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, and has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in Igene's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                        IGENE Biotechnology, Inc.
                                 PART II
                            OTHER INFORMATION

Item 1.  Legal Proceedings

Archer Daniels Midland, Inc. ("ADM") has sued Igene, alleging patent infringement and requesting injunctive relief as well as an unspecified amount of damages (suit filed July 21, 1997, U.S. District Court, Baltimore, MD). Igene has filed a $300,450,000 counterclaim concerning the theft of trade secrets (counter claim filed August 4, 1997). The court denied ADM's request for preliminary injunctive relief. Mediation efforts during 1999 did not resolve this dispute, which has been returned to the court for a judicial disposition. On July 3, 2003 the presiding judge set a court date of July 5, 2004, to return to trial. Igene believes that it is not probable that this dispute will result in an unfavorable outcome to Igene. Accordingly, no liability has been reflected in the June 30, 2003 balance sheet. Nonetheless, should ADM prevail, Igene could be liable for damages, and Igene could also lose the right to use a particular strain of yeast. However, Igene expects that this will not affect Igene's ability to make and sell its product, AstaXin(R). The Company had expenses of $-0-, in the six-month period ended June 30, 2003 and 2002 relating to this on-going litigation.

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

Item 3.  Defaults Upon Senior Securities

In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of June 30, 2003, total dividends in arrears on the Company's preferred stock total $246,903($9.44 per share) and are included in the carrying value of the redeemable preferred stock.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on June 13, 2003, the following matters were submitted to stockholders' vote and were approved by the requisite number of votes: (1) the election of six directors of the Company: Stephen F. Hiu, Thomas L. Kempner, Michael G. Kimelman, Sidney R. Knafel, and Patrick F. Monahan; and (2) the ratification of the appointment of Stegman & Company as the Company's independent auditors for the fiscal year ending December 31, 2003.

     Results of the voting were as follows:

                                                   Votes                    Broker
                                      Votes        Against or   Votes       Non-
                                      For          Withheld     Abstained   Votes
                                      __________   __________   __________  __________
     (1)  Election of Directors
            Stephen F. Hiu            59,875,824   178,650      ---         ---
            Thomas L. Kempner         59,875,824   178,650      ---         ---
            Michael G. Kimelman       59,875,824   178,650      ---         ---
            Sidney R. Knafel          59,875,824   178,650      ---         ---
            Patrick F. Monahan        59,875,824   178,650      ---         ---

      (2)  Ratification of Auditors   59,952,074    91,400      11,000      ---


Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits

     Exhibit 31(a) - Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

     Exhibit 31(b) - Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

     Exhibit 32(a) - Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350.

     Exhibit 32(b) - Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350.


 (b) Reports on Form 8-K

     On May 6, 2003 Igene filed a Current Report on Form 8-K disclosing the terms for the Joint Venture Agreement entered into as of March 18, 2003 between Tate & Lyle Fermentation Products Ltd., a subsidiary of Tate & Lyle PLC and Igene Biotechnology, Inc.

                               SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   IGENE Biotechnology, Inc.
                                   ______________________________
                                   (Registrant)




Date   August 14, 2003             By /s/STEPHEN F. HIU
                                      ___________________________
                                         STEPHEN F. HIU
                                         President




Date   August 14, 2003             By /s/EDWARD J. WEISBERGER
                                      __________________________
                                         EDWARD J. WEISBERGER
                                         Chief Financial Officer

                              EXHIBIT INDEX


Exhibit 31(a) - Certification  of  Principal  Executive  Officer
                pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

Exhibit 31(b) - Certification  of  Principal  Financial  Officer
                pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

Exhibit 32(a) - Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350.

Exhibit 32(b) - Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350.