Form 10QSB
period 2003-09-30
IGENE BIOTECHNOLOGY INC
filed 2003-11-14
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 10549
                             FORM 10-QSB


(Mark One)

[x]  Quarterly report under Section 13 or 15(D) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2003

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

Yes    x              No
      ___                  ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
91,070,033 shares as of September 30, 2003.
__________________________________________

Transitional Small Business Disclosure Format (check one):

Yes                   No    x
      ___                  ___

                             FORM 10-QSB
                      IGENE Biotechnology, Inc.


                                INDEX



PART I -  FINANCIAL INFORMATION

                                                            Page

     Consolidated Balance Sheets .........................  5-6

     Consolidated Statements of Operations ...............  7

     Consolidated Statements of Stockholders' Deficit.....  8-9

     Consolidated Statements of Cash Flows ...............  10

     Notes to Consolidated Financial Statements ..........  11-15

     Management's Discussion and Analysis of Financial
     Conditions and Results of Operations ................  16-21

PART II - OTHER INFORMATION ..............................  22-23

SIGNATURES ...............................................  24

EXHIBIT INDEX ............................................  25

                      IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

               OF THE SECURITIES EXCHANGE ACT OF 1934

                               PART I

                        FINANCIAL INFORMATION

                           IGENE Biotechnology, Inc.  and Subsidiaries
                                   Consolidated Balance Sheets

                                                               September 30,   December 31,
                                                                       2003           2002
                                                               _____________  _____________
                                                                (Unaudited)
ASSETS
CURRENT ASSETS

  Cash and cash equivalents                                    $     26,849   $    497,711
  Accounts receivable (net of allowances of $24,000 in 2002)        403,032        528,065
  Inventory                                                             ---        374,709
  Prepaid expenses and other current assets                         100,157        192,993
  Assets to be disposed of                                              ---        628,326
  Deferred costs, current portion                                       ---         74,160
                                                               _____________  _____________

                                                                    530,038      2,295,964

OTHER ASSETS
  Property and equipment, net                                       172,468        196,258
  Deferred costs, net of current portion                                ---        187,753
  Equipment deposits                                                    ---        199,685
  Investment in unconsolidated Joint Venture                     11,731,000            ---
  Loans receivable from manufacturing agent                         211,925        324,405
  Other assets                                                        4,886          5,188
                                                              ______________  _____________

     TOTAL ASSETS                                             $  12,650,317   $  3,209,253
                                                              ==============  =============


The accompanying notes are an integral part of the financial statements.

                           IGENE Biotechnology, Inc. and Subsidiaries
                                  Consolidated Balance Sheets
                                         (continued)
                                                                September 30,   December 31,
                                                                        2003           2002
                                                                _____________  _____________
                                                                 (Unaudited)
LIABILITIES, REDEEMABLE PREFERED STOCK
  AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                         $     77,674   $    595,646
  Notes payable - directors                                              ---        250,000
  Liabilities to be disposed of                                          ---        655,763
  Equipment lease payable                                              2,322          3,590
                                                                _____________  _____________

     TOTAL CURRENT LIABILITIES                                        79,996      1,504,999

LONG-TERM LIABILITIES
  Notes payable                                                    6,043,659      6,043,659
  Convertible debentures                                           4,814,212      4,814,212
  Equipment lease payable, net of current portion                        ---          1,205
  Accrued interest                                                 3,227,904      2,700,865
                                                                _____________  _____________

     TOTAL LIABILITIES                                            14,165,771     15,064,940
                                                                _____________  _____________

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred
     stock, 8% cumulative, convertible,
     voting, series A, $.01 par value per
     share. Stated value was $ 17.60
     and $17.12, respectively.  Authorized
     1,312,500 shares, issued 26,155 shares                          460,448        447,774
                                                                _____________  _____________

Carrying amount of redeemable preferred stock,
  8% cumulative, convertible, voting, series B,
  $.01 par value per share.  Stated value $8.00 per share.
  Authorized, issued and outstanding 187,000 shares.
  Redemption amount $1,500,000                                     1,500,000      1,500,000
                                                                _____________  _____________

STOCKHOLDERS' DEFICIT
  Common stock --- $.01 par value per share.
     Authorized 750,000,000 shares;
     issued and outstanding 88,010,484
     and 92,943,746 shares, respectively.                            880,103        929,437
  Additional paid-in capital                                      34,288,957     22,387,604
  Deficit                                                        (38,644,962)   (37,120,502)
                                                                _____________  _____________

     TOTAL STOCKHOLDERS' DEFICIT                                  (3,475,902)   (13,803,461)
                                                                _____________  _____________

     TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                                    $ 12,650,317   $  3,209,253
                                                                =============  =============



The accompanying notes are an integral part of the financial statements.

                                       IGENE Biotechnology, Inc. and Subsidiaries
                                          Consolidated Statements of Operations
                                                      (Unaudited)
                                                        Three months ended                Nine months ended
                                                    September 30,  September 30,     September 30,  September 30,
                                                            2003           2002              2003           2002
                                                    _____________  _____________     _____________  _____________
REVENUE
_______

  Sales - AstaXin(R)                                $        ---   $  1,240,278      $    463,486   $  2,409,193
  Cost of sales - AstaXin(R)                                 ---      1,136,670           444,946      2,171,311
                                                    _____________  _____________     _____________  _____________

     GROSS PROFIT                                            ---        103,608            18,540        237,882
                                                    _____________  _____________     _____________  _____________

OPERATING EXPENSES
__________________

  Marketing and selling                                   57,265        133,635           277,120        405,052
  Research, development and pilot plant                  198,195        162,540           576,596        484,557
  General and administrative                             172,804        540,674           557,131        928,669
  Litigation expense                                      75,610            ---            75,610            ---
  Less expenses reimbursed by Joint Venture             (327,310)           ---          (891,691)           ---
                                                    _____________  _____________     _____________  _____________

          TOTAL OPERATING EXPENSES                       176,564        836,849           594,766      1,818,278
                                                    _____________  _____________     _____________  _____________

          OPERATING LOSS                                (176,564)      (733,241)         (576,226)    (1,580,396)
                                                    _____________  _____________     _____________  _____________

EQUITY IN EARNINGS(LOSS)OF UNCONSOLIDATED SUB           (222,000)           ---          (569,000)           ---
INTEREST EXPENSE                                        (233,539)      (300,520)         (616,671)      (824,011)
                                                    _____________  _____________     _____________  _____________

     NET LOSS FROM CONTINUING OPERATIONS                (632,103)    (1,033,761)       (1,761,897)    (2,404,407)
                                                    _____________  _____________     _____________  _____________

DISCONTINUED OPERATIONS
_______________________

Net loss from discontinued operations                        ---       (207,629)              ---       (340,632)
Gain on disposal of discontinued operations                  ---            ---           237,437            ---
                                                    _____________  _____________     _____________  _____________

     NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS          ---       (207,629)          237,437       (340,632)
                                                    _____________  _____________     _____________  _____________

     NET LOSS                                       $   (632,103)  $ (1,241,390)     $ (1,524,460)  $ (2,745,039)
                                                    _____________  _____________     _____________  _____________

BASIC AND DILUTED NET LOSS PER COMMON SHARE
  FROM CONTINUING OPERATIONS                        $      (0.01)  $      (0.01)     $      (0.02)  $      (0.03)
                                                    _____________  _____________     _____________  _____________

BASIC AND DILUTED NET LOSS PER COMMON SHARE
  FROM DISCONTINUED OPERATIONS                      $      (0.00)  $      (0.00)     $      (0.00)  $      (0.00)
                                                    _____________  _____________     _____________  _____________

BASIC AND DILUTED NET LOSS PER COMMON SHARE         $      (0.01)  $      (0.01)     $      (0.02)  $      (0.03)
                                                    =============  =============     =============  =============

The accompanying notes are an integral part of the financial statements.

                         IGENE Biotechnology, Inc. and Subsidiaries
                      Consolidated Statements of Stockholders' Deficit
                                        (Unaudited)

                                                          Redeemable Preferred Stock
                                                               (shares/amount)
                                                         ____________________________

Balance at January 1, 2002                                     26,405   $    435,154

Cumulative undeclared dividends
  on redeemable preferred stock                                   ---         12,674

Exercise of employee stock options                                ---            ---

Exercise of warrants                                              ---            ---

Net loss for the nine months ended September 30, 2002             ---            ---
                                                         _____________  _____________

Balance at September 30, 2002                                  26,405   $    447,828
                                                         =============  =============

Balance at January 1, 2003                                    213,155   $  1,947,774

Cumulative undeclared dividends
  on redeemable preferred stock                                   ---         12,674

Exercise of employee stock options                                ---            ---

Exercise of warrants                                              ---            ---

Net loss for the nine months ended September 30, 2003             ---            ---
                                                         _____________  _____________

Balance at September 30, 2003                                 213,155   $  1,960,448
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

                                            IGENE Biotechnology, Inc. and Subsidiaries
                                         Consolidated Statements of Stockholders' Deficit
                                                      (Unaudited - Continued)

                                                                                                   Accumulated
                                                                       Additional                  Other          Total
                                                  Common Stock         Paid-in                     Comprehensive  Stockholders'
                                                 (shares/amount)       Capital       Deficit       Income(Loss)   Deficit
                                            __________________________ _____________ _____________ _____________  _____________
Balance at January 1, 2002                   75,848,600  $    758,486  $ 22,188,836  $(33,930,523)          ---   $(10,983,201)

Cumulative undeclared dividends
  on redeemable preferred stock                     ---           ---       (12,674)          ---           ---        (12,674)

Issuance of common stock in
  lieu of cash in payment of
  interest on subordinate debenture              40,000           400        89,600           ---           ---         90,000

Issuance of common stock in
  lieu of cash in payment for
  consulting fee                             12,000,000       120,000       180,000           ---           ---        300,000

Shares issued for manufacturing agreement     3,064,496        30,645        78,478           ---           ---        109,124

Comprehensive loss:

  Net loss for the nine months ended
    September 30, 2002                              ---           ---           ---    (2,745,038)          ---     (2,745,038)

Other comprehensive income-
  Foreign currency translation                      ---           ---           ---           ---        98,313         98,313
                                                                                                                  _____________

     Total comprehensive loss                       ---           ---           ---           ---           ---     (2,646,725)
                                           _____________ _____________ _____________ _____________ _____________  _____________

Balance at September 30, 2002                90,953,096  $    909,531  $ 22,524,240  $(36,675,562) $     98,313   $(13,143,477)
                                           ============= ============= ============= ============= =============  =============

Balance at January 1, 2003                   92,943,746  $    929,437  $ 22,387,604  $(37,120,502)          ---   $(13,803,461)

Cumulative undeclared dividends
  on redeemable preferred stock                     ---           ---       (12,674)          ---           ---        (12,674)

Shares received and retired in
   ProBio Sale                               (7,000,000)      (70,000)     (140,000)          ---           ---       (210,000)

Investment in unconsolidated Joint Venture          ---           ---    11,983,131           ---           ---     11,983,131

Shares issued for manufacturing agreement     2,066,738        20,666        70,896           ---           ---         91,562

Net loss for the nine months ended
  September 30, 2003                                ---           ---           ---    (1,524,460)          ---     (1,524,460)
                                           _____________ _____________ _____________ _____________ _____________  _____________

Balance at September 30, 2003                88,010,484  $    880,103  $ 34,288,957  $(38,644,962) $        ---   $ (3,475,902)
                                           ============= ============= ============= ============= =============  =============


The accompanying notes are an integral part of the financial statements.

                                 IGENE Biotechnology, Inc. and Subsidiaries
                                   Consolidated Statements of Cash Flows
                                               (Unaudited)

                                                                           Nine months ended
                                                                  ___________________________________
                                                                    September 30,       September 30,
                                                                            2003                2002
                                                                  _______________     _______________
Cash flows from operating activities
     Net loss                                                     $   (1,524,460)     $   (2,745,038)
     Adjustments to reconcile net loss to net cash used
     by operating activities:
        Depreciation                                                      16,596              39,647
        Amortization                                                      54,729              87,386
        Consulting cost paid in shares of common stock                       ---             300,000
        Foreign currency translation adjustment                              ---              98,313
        Manufacturing cost paid in shares of common stock                 91,562             109,122
        Interest on debenture paid in shares of common stock                 ---              90,000
        Equity in earnings (loss) of unconsolidated sub                  569,000                 ---
        Decrease (increase) in:
          Accounts receivable                                            125,033            (228,819)
          Inventory                                                      374,709            (162,876)
          Prepaid expenses and other current assets                      264,478              36,415
        Increase (decrease) in:
          Accounts payable and accrued expenses                         (199,703)            929,520
                                                                  _______________     _______________

          Net cash used in operating activities                         (228,056)         (1,446,330)
                                                                  _______________     _______________

Cash flows from investing activities
     Capital (expenditures) & sales                                        7,194            (204,074)
                                                                  _______________     _______________

          Net cash provided (used) by investing activities                 7,194            (204,074)
                                                                  _______________     _______________

Cash flows from financing activities
     Proceeds (repayment) from borrowing                                (250,000)          1,300,000
     Proceeds of long-term debt                                              ---              (1,733)
                                                                  _______________     _______________

     Net cash (used) provided by financing activities                   (250,000)          1,298,267
                                                                  _______________     _______________

     Net decrease in cash and cash equivalents                          (470,862)           (352,137)

     Cash and cash equivalents at beginning of period                    497,711             394,487
                                                                  _______________     _______________

     Cash and cash equivalents at end of period                   $       26,849      $       42,350
                                                                  ===============     ===============

Supplementary disclosure and cash flow information
__________________________________________________

Cash paid for interest                                            $       72,964      $       67,973
Cash paid for income taxes                                                   ---                 ---

See Note (2) for non-cash investing and financing activities.


The accompanying notes are an integral part of the financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
                  Notes to Financial Statements


(1)  Unaudited consolidated financial statements

     The September 30, 2003, consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operation and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of
     America. This quarterly report on Form 10-QSB should be read in conjunction with Igene's Annual Report on Form 10-KSB for the year ended December 31, 2002.

(2)  Noncash investing and financing activities

     During the nine months ended September 30, 2003 and 2002, the Company recorded in each quarter dividends in arrears on 8% redeemable preferred stock cumulating at $.48 per share aggregating $12,674, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

     On March 18, 2003, 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate"). Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company has agreed to contribute to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Company. Unamortized production costs in the amount of $316,869 were contributed to the Joint Venture reducing the adjustment to additional paid in capital.

     On February 4, 2003, Igene sold its subsidiary ProBio to Fermtech AS in exchange for aggregate consideration valued at approximately $343,000, consisting of 7,000,000 shares of Igene common stock that ProBio owned (including 2,000,000 shares that were placed into escrow and may be reissued to Fermtech as described below), valued for the purposes of the acquisition at $.03 per share, plus forgiveness of approximately $168,000 of debt that Igene owed to ProBio at the time of purchase in 2001. Provided Mr. Benjaminsen remains employed by Igene through 2003, 1,000,000 of the escrowed shares of common stock will be delivered to Fermtech. If Mr. Benjaminsen remains employed by Igene through 2004, the remaining 1,000,000 escrowed shares will be released from escrow and delivered to Fermtech.

     During the nine months ended September 30, 2003, the Company extended  scheduled repayment on demand notes of  $6,043,659 and related accrued interest of $2,865,810 until March 31, 2006.

     During the nine months ended September 30, 2002 the Company issued 40,000 shares of common stock in payment of interest on the variable rate subordinated debenture. If paid in cash, the interest would have been payable at 12% in the amount of $90,000. Shares may be issued in lieu of cash under the terms of the debenture agreement at the higher of $2.25 per share or market price per share. The stock was issued and related interest was paid at $2.25 per share, or $90,000.

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

           IGENE Biotechnology, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                           (continued)

(2)  Noncash investing and financing activities - continued

     During the nine months ended September 30, 2002, the Board of Directors, in further attempts to ascertain a manufacturing partner, authorized retention of the services of Mr. Martin Gerson. The expected term of the service is for two (2) years. In compensation for this service, Mr. Gerson was awarded 12,000,000 shares of Igene common stock.

(3)  Foreign Currency Translation and Transactions

     Since the day-to-day operations of Igene's foreign subsidiary in Chile are dependent on the economic environment of the parent's currency, the financial position and results of operations of Igene Chile are determined using Igene's reporting currency (US dollars) as the functional currency. All exchange gains and losses from remeasurement of monetary assets and liabilities that are not denominated in US dollars are recognized currently in income. These losses and gains occur primarily as a result of the effect of valuation of the Chilean Peso on Igene's accounts receivables, which are mostly denominated in Pesos.

(4)  Joint Venture

     On March 18, 2003, 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate"). Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company has agreed to contribute to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Joint Venture Company. Unamortized production costs in the amount of $316,869 were contributed to the Joint Venture reducing the adjustment to additional paid in capital.

     The Joint Venture is accounted for under the equity method. Astaxanthin revenue is recorded on the books of the Joint Venture. Certain costs incurred by Igene are reimbursed by the Joint Venture. These reimbursements are reported as a contra amount in the Operating Expense section of the Igene's Consolidated Statements of Operations.

(5)  Inventories

     As part of the Joint Venture Agreement, inventory will be maintained by the Joint Venture. As a result, Igene sold the remainder of its inventory and plans to no longer maintain inventory. December 31, 2002 figures for inventory are stated at lower of cost, on a first-in first-out basis, or market value; work in process, and finished goods represents product manufactured and held for sale. Inventory at December 31, 2002 was as follows:


                                              December 31,
                                                     2002
                                              ____________

          Work-in-process - AstaXin(R)        $    11,308
          Finished goods - AstaXin(R)             363,401
                                              ____________

               Total inventory                $   374,709
                                              ============

           Notes to Consolidated Financial Statements
           IGENE Biotechnology, Inc. and Subsidiaries
                           (continued)

(6)  Stockholders' Equity (Deficit)

     As  of September 30, 2003 and 2002, 52,310 and 52,810 shares respectively  of authorized but unissued common  stock  were
     reserved   for  issue  upon  conversion  of  the   Company's
     outstanding preferred stock.

     As of September 30, 2003 and 2002, 74,604,500 shares of authorized but unissued common stock were reserved for distribution and exercise pursuant to the Company's Employee
     Stock Option Plans.

     As of September 30, 2003, 6,666,666 shares of authorized but unissued common stock were reserved for distribution and exercise pursuant to a stock option agreement with past officers of the Company, which options shall be valid and executable until January 22, 2004.

     As of September 30, 2003 and 2002, 17,565,970 and 13,174,478
     shares, respectively, of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes held by directors of the Company.

     As of September 30, 2003 and 2002, 66,427,651 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $3,814,212 held by directors of the Company.

     As  of  September  30, 2003 and 2002, 10,000,000  shares  of authorized but unissued common stock were reserved  for  the
     conversion  of  outstanding  convertible  promissory   notes
     issued as part of the purchase of ProBio.

     As  of  September  30,  2003 and 2002,  198,016,073  shares, respectively, of authorized but unissued common stock were reserved for the exercise of outstanding warrants.

     As  of September 30, 2003 and 2002, 9,629,997 and 11,892,485
     shares, respectively, of authorized but unissued common stock were reserved for issuance to the Company's contract manufacturer pursuant to the terms of the current manufacturing contract.

     As of September 30, 2002, 40,000 shares of authorized but unissued common stock were reserved for issuance for payment of interest on the variable rate subordinated debenture.

(7)  Basic and diluted net loss per common share

     Basic and diluted net loss per common share for the nine-month periods ended September 30, 2003 and 2002 is based on 88,030,624 and 91,147,995, respectively, of weighted average common shares outstanding. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends in arrears on preferred stock in the amount of $12,674 for the nine months ended September 30, 2003 and 2002. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

 (8) Income Taxes

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

           Notes to Consolidated Financial Statements
           IGENE Biotechnology, Inc. and Subsidiaries
                           (continued)

(9)  Contingency - Litigation

     Previously reported litigation (original lawsuit filed July 21, 1997, U.S. District Court, Baltimore, MD) between Archer Daniels Midland, Inc. ("ADM") and Igene, involving allegations of patent infringement and counterclaims concerning the theft of trade secrets, was resolved on September 29, 2003. Resolution of the dispute between ADM and Igene did not result in an unfavorable outcome to Igene. Accordingly, no liability has been or is recorded in the balance sheet. Igene will continue to make and sell its product, AstaXin(R).

(10) Uncertainty

     Igene has incurred net losses in each year of its existence, aggregating approximately $38,500,000 from inception to September 30, 2003 and its liabilities and redeemable preferred stock exceeded its assets by approximately $3,476,000 at that date. These factors indicate that Igene will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

     The continuing successful marketing of Igene's product, AstaXin(R), has permitted Igene the opportunity to attract additional capital through it's venture with Tate and Lyle. Igene began manufacturing and selling AstaXin(R) during 1998. Igene will aid the Joint Venture with the manufacturing process, but will focus on research and sales, attempting to increase sales and manufacturing levels. Igene believes this technology to be highly marketable. Igene hopes to continue increasing sales of AstaXin(R), eventually achieving gross profits and, subsequently, profitable operations, although the achievement of these cannot be assured.

     During 2002 Igene continued to fund its operations through the issuance of warrants and convertible debentures through direct purchases and loans by directors and other accredited investors. This provided additional capital of $1,550,000.

(11) Stock Based Compensation

     The Company accounts for such plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock option based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and disclosure provisions of SFAS No. 148, "Accounting for Stock-Based
     Compensation-Transition and Disclosure", to stock-based employee compensation for the three and nine months ended September 30:

                                                       Three months ended           Nine months ended
                                                 ____________________________  ____________________________

                                                 September 30,  September 30,  September 30,  September 30,
                                                         2003           2002           2003           2002
                                                 _____________  _____________  _____________  _____________
      Net loss:
      As reported                                $   (632,103)  $ (1,241,390)  $ (1,524,460)  $ (2,745,039)
      Less pro forma stock-based employee
      compensation expense determined under fair
      value based method net of related tax
      effects                                        (159,578)      (171,250)      (423,756)      (513,750)
                                                 _____________  _____________  _____________  _____________

      Net loss                                   $   (791,681)  $ (1,412,640)  $ (1,948,216)  $ (3,258,789)
                                                 =============  =============  =============  =============
        Net loss per Share:
          Basic - as reported                    $      (0.01)  $      (0.01)  $      (0.02)  $      (0.03)
          Basic - pro forma                      $      (0.01)  $      (0.01)  $      (0.03)  $      (0.04)

          Diluted - as reported                  $      (0.01)  $      (0.01)  $      (0.02)  $      (0.03)
          Diluted - pro forma                    $      (0.01)  $      (0.01)  $      (0.03)  $      (0.04)

                              -14-

           Notes to Consolidated Financial Statements
           IGENE Biotechnology, Inc. and Subsidiaries
                           (continued)

(12) Recent Accounting Pronouncements

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

     In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The requirements of SFAS No. 146 are effective prospectively for qualifying activities initiated after December 31, 2002. SFAS No. 146 applies to cost associated with an exit activity, including restructuring, or with a disposal of long-lived assets. The Statement had no effect on the Company's financial statements.

     In May 2003, The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"), effective for financial instruments entered into or modified after May 31, 2003. This statement established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the statement as a liability rather than as an equity, such as obligations that a reporting entity can or must settle by issuing its own equity shares. SFAS No. 150 did not have an impact on the Company's earnings, financial condition or equity.

(13) Summary of Significant Activity of Joint Venture

     The following statement displays the significant activity for the joint venture for the Period ended September 30, 2003. As shown 50% of the activity is recorded as part of Igene's Financial Statements as income from investment in Joint Venture:

                                                 September 30,
                                                         2003
                                                 _____________
     Net Sales                                   $    716,000
     Less: manufacturing cost                        (636,000)
                                                 _____________

     Gross Profit                                      80,000
     Less: selling, general and administrative     (1,257,000)
                                                 _____________

     Operating Loss                                (1,177,000)
     Interest Income                                   14,000
                                                 _____________

     Loss before tax                             $ (1,163,000)
                                                 =============

     50% equity interest Igene                   $   (581,500)
                                                 =============


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

     Legal   proceedings   as   discussed  in  Item   1,   "Legal
Proceedings," in Part II have not resulted in an unfavorable outcome to Igene. Accordingly, no liability has been reflected in the September 30, 2003 balance sheet.

     The Joint Venture recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns and discounts.

     The Joint Venture as referred to in the following Recent Developments paragraph, will enter into a lease of real property with an affiliate of Tate & Lyle in Selby, England upon which a new manufacturing facility will be constructed and operated by the Joint Venture. The Joint Venture is accounted for under the equity method of accounting as the company has a 50% ownership interest.

Recent Developments
___________________

     On March 18, 2003, Igene Biotechnology, Inc. (the "Company") entered into a Joint Venture Agreement (the "JV Agreement") with Tate & Lyle Fermentation Products Ltd. ("Tate"). Pursuant to the JV Agreement, the Company and Tate agreed to form a Joint Venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate has contributed $24,614,000 in cash to the Joint Venture, while the Company has contributed to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as used by the Company. Each of Igene and Tate has a 50% ownership interest in the Joint Venture and has equal representation on the Board of Directors of the Joint Venture Company.

                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Results of Operations
_____________________

Sales and other revenue

     As part of the Joint Venture agreement, all further sales are recognized through the venture company. Therefore, Igene recorded no sales of AstaXin(R) during the quarter ended September 30, 2003. Sales of AstaXin(R) during the quarter ended September 30 2002, were $1,240,278. Sales for the nine month period ended September 30, 2003 and 2002, were $463,486 and $2,409,193, respectively, a decrease of $1,945,707 or 80.7%.
Sales had been limited in the past quarters due to insufficient production quantity. However, the primary cause for the decreased sales for the nine month period ended September 30, 2003 as compared with the comparable nine month period ending September 31, 2002, is that, as of June, 2003, Igene had sold its remaining inventory in anticipation of the consummation of the JV Agreement. Management anticipates that the joint venture with Tate & Lyle will provide a more dependable product flow. However, there can be no assurance of the dependability of production, or that any increases in production or sales will occur, or that if they occur, they will be material.

Cost of sales and gross profit

     As with Sale Revenue, future Cost of Sale and Gross Profit will be recognized through the venture company. Igene reported no gross profit on sales of AstaXin(R) for the quarter ended September 30, 2003. Gross profit on sales of AstaXin(R) was $18,540 for the nine month period ended September 30, 2003 which is a decrease of $219,342 from the $237,882 for the nine months ended September 30, 2002. Gross profit fell from 10% of sales for the nine months ended September 30, 2002, to 4% for the nine months ended September 30, 2003. The Company attributes the fall in gross profit to a combination of pricing pressure in the market and inefficiencies in production. Demand is expected to increase both due to seasonal increases in customer usage and increases in our market share. Management expects that sales and gross profits may be limited by the quantities of AstaXin(R) the Company is able to produce with its presently available capacity with its contract manufacturer, while the Joint Venture prepares to produce product. If is felt the lack of capacity should be alleviated as the joint venture plant begins production in 2004. Sales and gross profit growth, if any, may be limited unless augmented by these increases in production, as well as production efficiency resulting from process research and development. Management expects the level of gross profit to improve in the future as a percentage of sales, with expected increases in production efficiency received from the Joint Venture with Tate & Lyle offsetting pricing competition, but can provide no assurances in that regard to future increased production or future increased margin.

     No cost  of sales for the quarter ended September  30,  2003 were recorded as compared with cost of sales of $1,136,670, for the quarter ended September 30, 2002.

Marketing and selling expenses

     For the quarters ended September 30, 2003 and 2002, Igene recorded Marketing Expense in the amount of $57,265 and $133,635, respectively, a decrease of $76,370 or 57%. For the nine months ended September 30, 2003 and 2002, Igene recorded Marketing Expense in the amount of $277,120 and $405,052, respectively, a decrease of $185,197 or 46%. As a result of the disposition of ProBio, Igene has reduced selling costs that were incurred as part of the combination, such as increased sales force. In addition, the reduction of salable product currently available to Igene from its current manufacturer has caused a corresponding reduction in Marketing and Selling expense. As a result of the Joint Venture with Tate and Lyle, Igene is expecting an increase in salable product with a corresponding increase in sales costs at the point the new facility is in production. However, no assurances can be made in regards to increased production from the new facility nor the corresponding increase in selling costs.

                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Research, development and pilot plant expenses

     For the quarters ended September 30, 2003 and 2002, Igene recorded research and development costs in the amount of $198,195 and $162,540, respectively, an increase of $35,655 or 22%. For the nine months ended September 30, 2003 and 2002, Igene recorded Research and development costs in the amount of $576,596 and $484,557, respectively, an increase of $92,039 or 19%. Additionally costs increased in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, developing higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology. Igene is hoping this will lead to an increase in salable product at a reduced cost to Igene and the Joint Venture. However no assurances can be made that regard. These costs are currently funded through reimbursement from the Joint Venture.

Operating expenses

     General and administrative expenses for the quarters ended September 30, 2003 and 2002 were $172,804 and $540,674, respectively, a decrease of $367,870 or 68%. For the nine months ended September 30, 2003 and 2002, Igene recorded General and administrative expenses in the amount of $557,131 and $928,669, respectively, an increase of $371,538 or 40%. This decrease is due mainly to a one time charge for shares issued as compensation. The Board of Directors, in further attempts to ascertain a manufacturing partner, had authorized retention for the services of Mr. Martin Gerson. In compensation for this service, Mr. Gerson was awarded 12,000,000 shares of Igene common stock. As there is only an expectation for term of service but no requirement, the total estimated compensation of $300,000 was expensed during the third quarter. In addition, as with Marketing and Research, the disposition of ProBio has reduced general and administrative costs that were incurred as part of the combination, such as increased management expenses.

Litigation expenses

     Previously reported litigation (original lawsuit filed July 21, 1997, U.S. District Court, Baltimore, MD) between Archer Daniels Midland, Inc. ("ADM") and Igene, involving allegations of patent infringement and counterclaims concerning the theft of trade secrets, was resolved on September 29, 2003. Resolution of the dispute between ADM and Igene did not result in an unfavorable outcome to Igene. Igene will continue to make and sell its product, AstaXin(R). The Company incurred $75,610 of litigation expenses for nine months ended September 30, 2003.

Expenses reimbursement by Joint Venture

     As part of the Joint Venture agreement, costs incurred by Igene related to production, research and development, as well as those related to the marketing of AstaXin(R), are considered costs of the joint venture and therefore are reimbursed by the Joint Venture. For the quarter ended September 30, 2003, costs reimbursed by the Joint Venture totaled $327,310. For the nine months ended September 30, 2003, the Joint Venture reimbursed expenses totaling $891,691.

Interest expense

     Interest expense for the quarters ended September 30, 2003 and 2002 was $233,539 and $300,520, respectively, a decrease of $66,981 or 22%. The interest expense was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debenture in both periods.

                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Equity in earnings of unconsolidated subsidiary

     As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now take place in the unconsolidated Joint Venture subsidiary. For the quarter ended September 30,
2003, Igene's portion of the Joint Venture loss was $222,000. The loss was a result of a 50% interest in the following: Gross profit for the quarter was $50,000 on sales of $495,000, less manufacturing cost of $445,000. Selling and general and administrative expenses for the period were $497,000 and interest income was $3,000. The resulting loss before tax was $444,000. For the quarter ended September 30, 2003, Igene's 50% portion of the Joint Venture loss was $222,000.

     For the nine-month period ended September 30, 2003, Igene's portion of the Joint Venture loss was $569,000. The loss was a result of a 50% interest in the following: Gross profit for the nine months ended September 30, 2003 was $61,000 on sales of $597,000, less manufacturing cost of $536,000. Selling and general and administrative expenses for the period were $1,213,000 and interest income was $14,000. The resulting loss before tax was $1,138,000. For the nine-month period ended September 30, 2003, Igene's 50% portion of the Joint Venture loss was $569,000.

Disposition of ProBio Subsidiary

     As reported on Form 8-K filed on February 20, 2003, the Company, in an effort to focus on and grow its core business, disposed of all 10,000 of the issued and outstanding shares of capital stock of its former subsidiary, ProBio Nutraceuticals, AS, a Norwegian corporation. Fermtech AS, a joint stock company incorporated in the Kingdom of Norway and owned equally by our then chief executive officer, Stein Ulve and our then-chief marketing officer, Per Benjaminsen, purchased the shares of ProBio. Mr. Ulve resigned as CEO and director of Igene and Mr. Benjaminsen no longer acts as our chief marketing officer, effective December 31, 2002, though Mr. Benjaminsen has maintained a position with Igene.

     The amount of consideration paid for ProBio was determined through arms-length negotiations between Igene management, on behalf of Igene, and Mr. Ulve, on behalf of Fermtech. The principles followed in determining the amount paid for the ProBio shares involved a consideration of ProBio's cash flow, cash position, revenue and revenue prospects.

     The equipment and other physical property disposed of belonging to ProBio included inventory, personal computers, a web site and trademark, other office equipment and furniture, and accounts receivables and accounts payables related to nutraceuticals. For the nine months ended September 30, 2002, the net operating loss of the division being sold as ProBio was $340,632 on sales of $1,555,014 and is reflected on the September 30, 2002 income statement as loss from discontinued operations.

Gain on disposition

     Igene sold ProBio to Fermtech AS in exchange for aggregate consideration valued at approximately $343,000, consisting of 7,000,000 shares of Igene common stock that was owned by ProBio (including 2,000,000 shares that were placed into escrow and may be reissued to Fermtech as described below), valued for the purposes of the acquisition at $.03 per share, plus forgiveness of approximately $168,000 of debt that Igene owed to ProBio at the time of purchase in 2001. Provided Mr. Benjaminsen remains employed by Igene through 2003, 1,000,000 of the escrowed shares of common stock will be delivered to Fermtech. If Mr. Benjaminsen remains employed by Igene through 2004, the remaining 1,000,000 escrowed shares will be released from escrow and delivered to Fermtech. Gain on disposal during the first quarter of 2003 was $237,427. This gain was a one-time occurrence as a result of the disposition of the assets and liabilities associated with ProBio.

                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Net loss and basic and diluted net loss per common share

     As a result of the foregoing, the Company reported net losses of $632,103 and $1,241,389, respectively, for the quarters ended September 30, 2003 and 2002, a decrease in the loss of $609,286 or 49%. This represents a loss of $.01 per basic and diluted common share in each of the quarters ended September 30, 2003 and 2002. The weighted average number of shares of common stock outstanding of 88,030,623 and 81,879,107, for the quarters ended September 30, 2003 and 2002, respectively, has increased by 6,151,516 shares. This resulted from the issuance of 194,400 shares of common stock in exercise of warrant, 12,000,000 shares issued to Mr. Gerson as manufacturing agent, 2,262,488 shares issued to the manufacturer as part of the agreement, 1,600,000 shares issued to Mr. Hiu and Mr. Monahan in lieu of compensation, reduced by the retirement of 7,000,000 shares retired as part of the disposition of ProBio.

Financial Position

     During  the nine-month periods ended September 30, 2003  and
2002, in addition to the joint venture previously discussed,  the
following   actions  also  materially  affected   the   Company's
financial position:

   -  Igene  sold  or transferred all of its inventory during the
      nine months ended September 30, 2003.   The  result  was an
      increase in cash of $374,000.
   - In addition, accounts receivable and prepaid assets are being transferred to the Joint Venture, which has increased cash by $125,033 from the reductions in accounts receivable and $264,478 from the reductions of prepaid assets.
   - Increased cash flow has allowed for uses of operating cash to reduce accounts payable and accrued expenses by $199,703.
   -  The  carrying  value  of  redeemable  preferred  stock  was
      increased   and   paid-in   capital  available   to  common
      shareholders  was  decreased  by  $12,674 in 2003 and 2002,
      reflecting   cumulative   unpaid  dividends  on  redeemable
      preferred stock.
   - During the nine months ended September 30, 2003, $250,000 cash was used for the repayment of borrowings.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of September 30, 2003, total dividends in arrears on Igene's preferred stock total $251,088 ($9.60 per share) and are included in the carrying value of the redeemable preferred stock.

Liquidity and Capital Resources

     Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of September 30, 2003, Igene had working capital of $450,042, and cash and cash equivalents of $26,849.

     Cash used by operating activities during the nine-month period ended September 30, 2003 and 2002 amounted to $228,056 and $1,446,330, respectively, a decrease in cash used of $1,218,274.

     Cash of $7,194 was provided by investing activities on asset sales for the nine months ended September 30, 2003, rather than the $204,074 used for the nine-month period ended September 30, 2002.

     Cash was used by financing activities in repayment of loans in the amount of $250,000 for the nine-month period ended September 30, 2003 as opposed to the $1,298,267 provided by financing activities for the nine-month period ended September 30, 2002. Financing activities consisted principally of notes from directors.

                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Liquidity and Capital Resources - continued

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

     The Company does not believe that inflation has had a significant impact on its operations during the nine-month periods ended September 30, 2003 and 2002.


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

                    IGENE Biotechnology, Inc.
                             PART II
                        OTHER INFORMATION

Item 1.  Legal Proceedings

Previously reported litigation (original lawsuit filed July 21, 1997, in the U.S. District Court, Baltimore, MD) between Archer Daniels Midland, Inc. ("ADM") and Igene, involving allegations of patent infringement and counterclaims concerning the theft of trade secrets was resolved on September 29, 2003. ADM had requested injunctive relief as well as an unspecified amount of damages, and Igene had filed a $300,450,000 counterclaim concerning the theft of trade secrets. Resolution of the dispute between ADM and Igene did not result in an unfavorable outcome to Igene. Accordingly, no liability is recorded in the balance sheet. Under the terms of the settlement, Igene is permitted to continue to make and sell its product, AstaXin(R).

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

Item 3.  Defaults Upon Senior Securities.

In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of September 30, 2003, total dividends in arrears on the Company's preferred stock total $251,088 ($9.60 per share) and are included in the carrying value of the redeemable preferred stock.

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

Results of the voting were as follows:

                                          Votes                  Broker
                              Votes       Against or  Votes      Non-
                              For         Withheld    Abstained  Votes
                              __________  __________  _________  _________
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


Item 5.  Other Information

None.

                    IGENE Biotechnology, Inc.
                             PART II
                        OTHER INFORMATION
                           (continued)


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

     On October 1, 2003 Igene filed a Current Report on Form 8-K announcing the resolution of the dispute between ADM and Igene.

                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   IGENE Biotechnology, Inc.
                                   ____________________________
                                   (Registrant)




Date   November 13, 2003      By   /s/ STEPHEN F. HIU
                                   ____________________________
                                       STEPHEN F. HIU
                                       President




Date   November 13, 2003      By  /s/ EDWARD J. WEISBERGER
                                  _____________________________
                                      EDWARD J. WEISBERGER
                                      Chief Financial Officer

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