Form 10KSB
period 2003-12-31
IGENE BIOTECHNOLOGY INC
filed 2004-03-30
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-KSB
(Mark One)

[X]  ANNUAL   REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934.

           For the fiscal year ended December 31, 2003
                       _________________

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR   15(d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

                  Commission file number 0-15888
                              _______


                      IGENE Biotechnology, Inc.
__________________________________________________________________
          (Name of Small Business Issuer in Its Charter)

                  Maryland                        52-1230461
_____________________________________________  ___________________
(State of other jurisdiction of incorporation  (IRS Employer
            or  organization)                  Identification No.)


  9110 Red Branch Road, Columbia, Maryland            21045
_______________________________________________   _______________
  (Address of principal executive offices)          (Zip Code)


                        (410) 997-2599
_________________________________________________________________
       (Issuer's telephone number, including area code)

Securities  registered  pursuant to Section 12(b) of the Exchange
Act:

Title of Each Class     Name of Each Exchange on Which Registered
___________________   ___________________________________________
       None                              None

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

     YES   X       NO
          ___          ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State  issuer's  revenues for its most  recent  fiscal  year
$463,486

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $4,560,931 as of March 25, 2004
                          _______________________________

(Note:   The  officers and directors of the issuer are considered
affiliates for purposes of this calculation.)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
As of March 25, 2004 there were 93,747,469 shares of the issuer's
_________________________________________________________________
common stock outstanding.
_________________________

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS"  OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

EXCEPT FOR HISTORICAL FACTS, ALL MATTERS DISCUSSED IN THIS REPORT, WHICH ARE FORWARD LOOKING, INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. CERTAIN STATEMENTS IN THIS REPORT SET FORTH MANAGEMENT'S INTENTIONS, PLANS, BELIEFS, EXPECTATIONS OR PREDICTIONS OF THE FUTURE BASED ON CURRENT FACTS AND ANALYSES. WHEN WE USE THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "ESTIMATE," "INTEND" OR SIMILAR EXPRESSIONS, WE INTEND TO IDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENT, DUE TO A VARIETY OF FACTORS, RISKS AND UNCERTAINTIES. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, COMPETITIVE PRESSURES FROM OTHER COMPANIES AND WITHIN THE BIOTECH INDUSTRY, ECONOMIC CONDITIONS IN THE COMPANY'S PRIMARY MARKETS, EXCHANGE RATE FLUCTUATIONS, REDUCED PRODUCT DEMAND, INCREASED COMPETITION, INABILITY TO PRODUCE REQUIRED CAPACITY, UNAVAILABILITY OF FINANCING, GOVERNMENT ACTION, WEATHER CONDITIONS AND OTHER UNCERTAINTIES, INCLUDING THOSE DETAILED IN "RISK FACTORS" BELOW AND FROM TIME-TO-TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

     IGENE Biotechnology, Inc. ("Igene") is engaged in the business of developing, marketing, and manufacturing specialty ingredients for human and animal nutrition. Igene was formed on October 27, 1981 to develop, produce and market value-added specialty biochemical products. Igene is a supplier of natural astaxanthin, an essential nutrient in different feed applications and as a source of pigment for coloring farmed salmon species. Igene also supplies nutraceutical ingredients, including
astaxanthin.   Igene  is  focused  on  fermentation   technology,
nutrition   and   health  in  its  marketing  of   products   and
applications worldwide.

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

     During the year 2001, Igene purchased its sales agent, ProBio Nutraceuticals AS ("ProBio"), a Norwegian company. ProBio specializes in sales and marketing to the pharmaceutical industry and feed ingredients markets. In addition to ProBio's nutraceuticals business, it was hoped the purchase would add to Igene's management structure and enhance sales development. Following the acquisition, Stein Ulve and Per Benjaminsen, the managing director and director of marketing and sales, respectively, of ProBio became our chief executive officer and chief marketing officer, respectively, pursuant to written employment agreements. This division was referred to as Igene Norway AS.

     Igene Biotechnology Inc., in an effort to focus on and grow its core business, on February 5, 2003 disposed of its interest in its former subsidiary, ProBio. Fermtech AS, a joint stock company incorporated in the Kingdom of Norway and owned equally by our former chief executive officer, Stein Ulve and our former chief marketing officer, Per Benjaminsen, purchased the shares of ProBio. Mr. Ulve has resigned as CEO and director of Igene while Mr. Benjaminsen continues to serve the Company as Director of Sales and Marketing, effective as of December 31, 2002.

     Igene currently leases manufacturing capacity in Mexico City, Mexico, through a contract manufacturer. In an effort to develop a dependable source of production, on March 19, 2003, Tate & Lyle PLC and Igene Biotechnology, Inc announced a 50:50 joint venture to produce AstaXin(R) for the aquaculture industry. Production will utilize Tate & Lyle's fermentation capability together with the unique technology developed by Igene. Part of Tate & Lyle's existing Selby, England, citric acid facility will be modified to include the production of 1,500 tons per annum of this product. Tate & Lyle's investment of $25 million includes certain of its facility assets currently used in citric acid production. Commercial production is expected to commence in the second quarter of calendar year 2004.

Government Regulation

     The manufacturing and marketing of most of the products Igene has developed are, and will likely continue to be, subject to regulation by various governmental agencies in the United States, including the Food and Drug Administration ("FDA"), the Department of Agriculture ("USDA"), the Environmental Protection Agency ("EPA"), and comparable agencies in other countries. Igene, as a matter of policy, requires that its products conform to current Good Manufacturing Practices ("GMPs") (as defined under the Federal Food, Drug and Cosmetic Act and the rules and regulations there under) and Igene believes all of its products so conform. The extent of any adverse governmental regulation that might arise from future administrative or legislative action, including current rules and regulations pertaining to the process of GRAS (Generally Recognized as Safe) affirmations, cannot be predicted.

     In a notice published in the Federal Register July 6, 2000, the FDA announced the amendment of its color additive regulations to provide for the safe use of Phaffia yeast, such as that in the Company's product, AstaXin(R), as a color additive in aquaculture feeds. This ruling, which became effective August 8, 2000, allows Igene to market its product, AstaXin(R), for aquaculture feeds and fish produced in, or imported into, the United States. This ruling is available to the public in the Federal Register. Igene has also previously obtained approval for AstaXin(R) from the Canadian Food Inspection Agency (CFIA). Additional foreign approval applications for AstaXin(R), including those for the European Union, are in progress. Igene is required to perform tests and prepare documentation as part of the application process. It is hoped the application will be submitted in the first half of 2004 and be approved in 2005.

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

Research and Development

     As  of  December 31, 2003, Igene had expended  approximately
$13,774,145 on research and development since its inception on October 27, 1981 and has, as of December 31, 2003, received revenues from product sales and royalties of approximately $10,873,883 from the proprietary processes resulting from such research and development. Igene will continue to incur research and development costs in connection with improvements in its existing processes and products, but it does not anticipate development of new processes and products in 2004.

      Research and development expenditures for each of the last two years are as follows:

     2003     $ 745,364
     2002     $ 609,781

     Igene's research and development activities have resulted in the development of processes to produce the products hereinafter discussed.


Commercial Products

AstaXin(R)

    AstaXin(R)is Igene's registered trademark for its dried yeast product made from a proprietary strain of yeast developed by Igene. AstaXin(R) is a natural source of astaxanthin, a pigment which imparts the characteristic red color to the flesh of salmon, trout, prawns and certain other types of fish and shellfish. In the ocean, salmon and trout obtain astaxanthin from krill and other planktonic crustaceans in their diet. A krill and crustacean diet would be prohibitively expensive for farm-raised salmonids. Without the addition of astaxanthin, the flesh of such fish is a pale, off-white color, which is less appealing to consumers expecting "salmon-colored" fish. Fish feeding trials in Europe, Asia, and North and South America have demonstrated the efficacy of AstaXin(R) in pigmenting fish. An estimated 1,000,000 metric tons of farm-raised salmon are produced annually worldwide. Igene derived revenue during 2003 and 2002 from sales of AstaXin(R). Substantially all of Igene's AstaXin(R) 2003 and 2002 sales were to fish producers in the aquaculture industry in Chile. During 2003, two customers located in Chile represented over 83% of Igene's sales of AstaXin(R). As a result, all of Igene Chile's receivables are located in Chile. All of Igene's current manufacturing operations for AstaXin(R) are conducted in a single manufacturing facility in Mexico City, Mexico.

     On May 20, 2000, Igene renewed its manufacturing arrangement with Fermic, S.A. de C.V., of Mexico City, Mexico ("Fermic"), for the production of its natural astaxanthin pigment, AstaXin(R), in Fermic's manufacturing facility in Mexico. Commercial production began in January of 1998.

     The Fermic contract executed in May 2000, provides that the manufacturer has the right and license to produce AstaXin(R) for Igene, is paid a cash fee based on manufacturing capacity, and may receive up to 20,000,000 shares of Igene common stock in lieu of additional cash based on quantity of product manufactured over the six year term. Of the 20,000,000 shares available to be earned, 11,089,222 have been earned to date. Fermic provides equipment and facilities necessary to manufacture and store the product and is responsible for purchasing raw materials. Igene is responsible for sales efforts and for ensuring the quality of the pigment. Igene also has a role in ensuring that the manufacturing process works effectively. The contract expires May 20, 2006, unless terminated earlier by either party. See Item
2. Description of Property, incorporated herein by reference.

     On March 18, 2003, 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate"). Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture, Astaxanthin Partners, LTD (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company has agreed to contribute to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Company. Unamortized production costs in the amount of $316,869 were contributed to the Joint Venture reducing the adjustment to additional paid in capital.

     Production will utilize Tate's fermentation capability together with the unique technology developed by Igene. Part of Tate's existing Selby, England, citric acid facility will be modified to produce up to 1,500 tons per annum of this product. Tate & Lyle's investment of approximately $25 million includes certain of its facility assets currently used in citric acid production. Commercial production is expected to commence in the calendar year 2004.

     Based on estimates of worldwide production of farm raised salmon, Igene believes the market for astaxanthin as a color additive in salmon feed exceeds $200,000,000 per year worldwide, which would require approximately 10,000 metric tons of AstaXin(R) to serve 100% of the market. A single competitor, who produces a chemically synthesized product, presently controls more than 80% of the world market for astaxanthin as a pigment for aquaculture. Igene's production for the year 2004 will depend on the successful completion of the new joint venture production facility. However, there can be no assurance that the Company and venture will be able to utilize these additional sources of production capacity, or that, if it is able to utilize the additional production capacity, that it will be able to do so on terms favorable to Igene or that any level of demand will continue.

      Previously reported litigation (original lawsuit filed July 21, 1997, in the U.S. District Court, Baltimore, MD) between Archer Daniels Midland, Inc. ("ADM") and Igene, involving allegations of patent infringement and counterclaims concerning the theft of trade secrets was settled on September 29, 2003. ADM had requested injunctive relief as well as an unspecified amount of damages, and Igene had filed a $300,450,000 counterclaim concerning the theft of trade secrets. Resolution of the dispute between ADM and Igene did not result in an unfavorable outcome to Igene. Accordingly, no liability is recorded in the balance sheet. Under the terms of the settlement, Igene is permitted to continue to make and sell its product, AstaXin(R). See Item 3. Legal Proceedings, incorporated herein by reference.

     During 2001 Igene began investigating other possible commercial uses of astaxanthin, including its application as a human nutritional supplement. Igene has formulated natural astaxanthin as a super-antioxidant, AstaXin(R), for the North American dietary supplement market. Antioxidants are one of the largest product categories in the health and nutrition industry.

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

     All patents and trademarks are carefully reviewed and those with no foreseeable commercial value are abandoned to eliminate costly maintenance fees. Patents, trademarks on technology and products with recognized commercial value, and which Igene is currently maintaining, include those for AstaXin(R), which have remaining lives ranging from 5 to 9 years.

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


     Igene is also beginning to explore the possible use of AstaXin(R) as a human nutritional supplement. This market is attractive because of potentially higher profit margins. Other companies are known to also be developing and marketing astaxanthin products for the human nutritional supplement market. Igene cannot yet predict how competitive it would be in this market.

Sources and Availability of Raw Materials

     Raw materials used in the manufacture of AstaXin(R) consist principally of agricultural commodities widely available in world markets from many suppliers, which may be used interchangeably. We do not anticipate material price fluctuations or changes in availability in these raw materials in the near future.

Employees

     At December 31, 2003, Igene had 12 full time employees. Six full time employees are in administration and/or marketing, while the remainder are engaged in research, process development and support of manufacturing activities. The full time marketing employees include Igene's two sales and technical representatives in Chile and one representative in Norway. The remainder of the employees are based in the U.S. Igene also utilizes various consultants on an as-needed or short-term basis.

     None of Igene's employees are represented by a labor union and Igene has experienced no work stoppages. Igene believes its relations with its employees are satisfactory.


ITEM 2.  DESCRIPTION OF PROPERTY

     Igene leases approximately 8,500 square feet of space in the Oakland Ridge Industrial Park located at 9110 Red Branch Road, Columbia, Maryland. Igene occupies the space under a lease extension expiring on January 31, 2011. The approximate rental expense is $93,600 per year for the coming two years, $95,900 for the third year, and $408,200 combined for the last four years. Approximately 2,000 square feet of this space is used for executive and administrative offices and approximately 2,500 feet is used for research and development activities. The remaining 4,000 square feet of space is used for Igene's intermediate-stage or scale-up pilot plant facility.

     Igene also leases, under a contract expiring May 2006, manufacturing capacity at Fermic S.A. de C.V. (Fermic) in Mexico City, Mexico and leases warehouse space for product storage in Mexico City. The lease for warehouse space is on an as needed basis, and Igene is under no obligation to lease space.

     Igene began a one year lease in December 2001, which renewed in December 2003, of approximately 220 square feet of office space, in Chile, to conduct marketing and technical support activities by its full-time technical representatives. Igene also leases warehouse space on a month-to-month basis as needed for product storage in Chile.

     Igene currently owns or leases sufficient equipment and facilities for its research operations and all of this equipment is in satisfactory condition and is adequately insured. There are no current plans for improvement of this property. If demand for Igene's product continues to increase, Igene plans to lease additional warehouse space as needed in Chile.


ITEM 3.  LEGAL PROCEEDINGS

     Previously reported, litigation (original lawsuit filed July 21, 1997, in the U.S. District Court, Baltimore, MD) between Archer Daniels Midland, Inc. ("ADM") and Igene, involving allegations of patent infringement and counterclaims concerning the theft of trade secrets was settled on September 29, 2003. ADM had requested injunctive relief as well as an unspecified amount of damages, and Igene had filed a $300,450,000 counterclaim concerning the theft of trade secrets. Resolution of the dispute between ADM and Igene did not result in an unfavorable outcome to Igene. Accordingly, no liability was recorded in the balance sheet. Under the terms of the settlement, Igene is permitted to continue to make and sell its product, AstaXin(R). Igene had expenses of $131,464 and $47,159 in 2003 and 2002 respectively, associated with this on-going litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                             PART II

ITEM 5.   MARKET   FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS.

Common Stock

     Commencing on or about June 12, 1989, Igene's common stock began trading on the over-the-counter market on a limited basis and is quoted on the National Quotation Bureau's OTC "bulletin board". The following table shows, by calendar quarter, the range of representative bid prices for Igene's common stock for 2003 and 2002.

          Calendar Quarter                   High        Low

   2003:  First Quarter                   $  .1000    $  .0070
          Second Quarter                  $  .0800    $  .0400
          Third Quarter                   $  .0700    $  .0200
          Fourth Quarter                  $  .2100    $  .0600

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

     The approximate number of record holders of Igene's common stock as of March 25, 2004 was 250. As of March 25, 2004, the high bid and low offer prices for the common stock, as shown on the "over-the-counter bulletin board" were $0.15 and $0.17, respectively.

Dividend Policy

     When and if funds are legally available for such payment under statutory restrictions, Igene may pay annual cumulative dividends on the preferred stock of $.64 per share on a quarterly basis. During 1988 Igene declared and paid a cash dividend of $.16 per share of its preferred stock. In December 1988, Igene suspended payment of the quarterly dividend of $.16 per share of preferred stock. No dividends have been declared or paid since 1988. Any resumption of dividend payments on preferred stock would require significant improvement in cash flow. Preferred stock dividends are payable when and if declared by Igene's board. Unpaid dividends accumulate for future payment or addition to the liquidation preference and redemption price of the preferred stock. As of December 31, 2003, total dividends in arrears on Igene's preferred stock equal $249,905 (or $9.76 per share) on Igene's Series A and $150,000 (or $.80 per share) on Igene's Series B are included in the carrying value of the redeemable preferred stock.

     Dividends on common stock are currently prohibited because of the preferential rights of holders of preferred stock. Igene has paid no cash dividends on its common stock in the past and does not intend to declare or pay any dividends on its common stock in the foreseeable future.

Sales of Unregistered Securities

     On April 3, 2003, the Board of Directors, in lieu of additional compensation, authorized the payment of shares to Dr. Stephen Hiu and Mr. Patrick Monahan. Each of them was awarded 83,333 shares of Igene common stock. The aggregate 166,666 shares was issued and expensed based on market value at the time of award, $.060 per share, or $10,000 of combined compensation. Igene relied on Section 4(2) of the Securities Act of 1933, as amended, to issue the shares to the holder of the variable rate subordinated debenture without registration under the Securities Act of 1933, as amended.

     During the course of 2003, Fermic, Igene's manufacturing agent, earned 2,785,957 shares of common stock as part of the manufacturing agreement. Fermic earns 2,250 shares of common stock for each kilogram pure astaxanthin produced and delivered as part of the agreement. The average price is based on the market value of the shares at the time the product was produced. Fermic can earn up to 20,000,000 shares in total under the contract. The 2,785,957 shares were earned at an average price of $.05 per share for 2003. Through December 31, 2003, 11,089,222 shares have been earned. Any future shares earned by Fermic will be issued on a quarterly basis. Igene relied on
Section 4(2) of the Securities Act of 1933, as amended, to issue the shares to Fermic without registration under that act. Igene relied on the representations and warranties of Fermic made in the manufacturing agreement in claiming the aforementioned exemption.

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

Results of Operations

     On March 18, 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate"). Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company has agreed to contribute to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Company. Unamortized production costs in the amount of $316,869 were contributed to the Joint Venture reducing the adjustment to additional paid in capital.

     Production will utilize Tate's fermentation capability together with the unique technology developed by Igene. Part of Tate's existing Selby, England, citric acid facility will be modified to produce up to 1,500 tons per annum of this product. Tate's investment of approximately $25 million includes certain of its facility assets currently used in citric acid production. Commercial production is expected to commence in the calendar year 2004. Sales and cost of sales activity are now recorded as part of the earnings of unconsolidated subsidiary.

Sales and other revenue

     As part of the Joint Venture agreement, all further sales of AstaXin(R) are recognized through the venture company. Therefore, Igene recorded no sales during the last half of 2003. For 2003 and 2002, sales were $463,486 and $3,491,765, respectively--a decrease of $3,028,279 or 86.7%. Sales had been limited in the past quarters due to insufficient production quantity. However, the primary cause for the decreased sales for the year as compared with the prior year is that, as of June, 2003, Igene had sold its remaining inventory to the Joint Venture in anticipation of the consummation of the Joint Venture Agreement. Management anticipates that the joint venture with Tate will provide a more dependable product flow. However, there can be no assurance of the dependability of production, or that any increases in production or sales will occur, or that if they occur, they will be material.

Cost of sales and gross profit

     As with sales revenue, from June 30, 2003 forward cost of sales and gross profit were recognized and will continue to be recognized through the Joint Venture. Igene reported no gross profit on sales of AstaXin(R) for the last half of 2003. Gross profit on sales of AstaXin(R) was $17,342 for 2003 which is a decrease of $306,789 from the $324,131 for the year ended December 31, 2002. Gross profit fell from 9% of sales for 2002, to 4% for 2003. The Company attributes the fall in gross profit to a combination of pricing pressure in the market and inefficiencies in production. Demand is expected to increase both due to seasonal increases in customer usage and increases in our market share. Management expects that sales and gross profits may be limited by the quantities of AstaXin the Company is able to have produced by its current contract manufacturer, while the Joint Venture prepares for production. The Company believes that the lack of production capacity should be alleviated as the Joint Venture plant begins production in 2004. Unless augmented by increases in production resulting from the Joint Venture and increased production efficiency resulting from process research and development, sales and gross profit growth may be limited by production restrictions. Management expects the level of gross profit to improve in the future as a
percentage  of  sales,  with expected   increases  in  production
efficiency received from the Joint Venture with Tate offsetting pricing competition, but can provide no assurances in that regard to future increased production or future increased margin.

     Cost of sales for the 2003 were $446,144 as compared with cost of sales of $3,167,634, for 2002.

Marketing and selling expenses

     Marketing and selling expenses for 2003 were $328,393, a decrease of $225,831, or 40.7% from the marketing and selling expenses of $554,224 for 2002. A portion of this decrease results from a decrease in sales force costs resulting from the disposition of ProBio. In addition, the reduction of salable product currently available to Igene from its current manufacturer has caused a corresponding reduction in marketing and selling expense. As a result of the Joint Venture with Tate, Igene is expecting an increase in salable product with a corresponding increase in sales costs at the point the new facility is in production. However no assurances can be made in regards to increased production from the new facility nor the corresponding increase in selling costs. Of the marketing and selling expenses incurred by Igene approximately $181,000 was reimbursed by the Joint Venture during 2003.

Research, development and pilot plant expenses

     Research, development and pilot plant expenses for 2003 and 2002 were $745,364 and $609,781, respectively, reflecting an increase of $135,583 or 22.2%. Costs increased in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, undertaken in an attempt to develop higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology. Igene is hoping this will lead to an increase in salable product at a reduced cost to Igene and the Joint Venture. However no assurances can be made in that regard. These costs are currently funded through reimbursement from the Joint Venture. During 2003, the Joint Venture reimbursed Igene approximately $638,000 for the costs.

General and administrative expenses

     General and administrative expenses for 2003 and 2002 were $687,427 and $963,907, respectively, a decrease of $276,480, or 28.7%. This decrease is primarily due to a one time charge of $125,000 incurred during the third quarter of 2002 for shares issued as compensation. The Board of Directors, in further attempts to ascertain a manufacturing partner, authorized retention of the services of Mr. Martin Gerson. The expected term of the service is two (2) years. In compensation for this service, Mr. Gerson was awarded 12,000,000 shares of Igene common stock. As there is only an expectation for term of service, but not a requirement, the total amount of $125,000 was expensed during the third quarter of 2002. The value of the services to be performed by Mr. Gerson was $125,000, as determined by the Board of Directors. In determining the number of shares issued for the services to be performed, consideration was given to such factors as blockage discounts and the restricted status of the common stock issued. In addition, general and administrative expenses decreased as a result of the disposition of ProBio Nutraceuticals and the reduced management compensation expense and overhead relieved associated with ProBio Nutraceuticals. General and administrative expenses are expected to remain at the current level. These expenses are expected to be funded by additional funding from stockholders, and by cash flows from operations, to the extent available for such purposes. However, we can provide no assurances that such additional funding or cash flows from operations, will become available or that such funding, if any, will be available upon terms favorable to us. Of the general and administrative expenses incurred during 2003, approximately $398,000 were reimbursed by the Joint Venture.

Litigation expenses

     Previously reported litigation (original lawsuit filed July 21, 1997, U.S. District Court, Baltimore, MD between Archer Daniels Midland, Inc. ("ADM") and Igene, involving allegations of patent infringement and counterclaims concerning the theft of trade secrets, was resolved on September 29, 2003. Resolution of the dispute between ADM and Igene did not result in an unfavorable outcome to Igene. Igene will continue to make and sell its product, AstaXin(R). The Company incurred $133,464 of litigation expenses for 2003 and $47,159 for 2002.

Expenses reimbursement by Joint Venture

     As part of the Joint Venture agreement, costs incurred by Igene related to production, research and development, as well as those related to the marketing of AstaXin(R), are considered costs of the Joint Venture and therefore are reimbursed by the Joint Venture. For the year ended December 31, 2003, costs reimbursed by the Joint Venture totaled $1,252,565. Of the reimbursement received approximately $638,000 was to cover research and development costs, $181,000 was to cover marketing and selling expenses and $398,000 was to cover general and administrative costs.

Interest expense (net of interest income)

     Interest expense (net of interest income) for 2003 and 2002 was $897,543 and $901,989 respectively, a decrease of $4,446 or 1%. This interest expense (net of interest income) was almost entirely composed of interest on Igene's long term financing from its directors and other stockholders and interest on Igene's subordinated and convertible debentures, and is expected to remain at the current level.

Equity in earnings of unconsolidated subsidiary

     As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now take place in the unconsolidated Joint Venture subsidiary. For 2003, Igene's portion of the Joint Venture loss was $914,494. The loss was a result of a 50% interest in the following: Gross profit for the year was a negative $17,600 on sales of $1,133,675, less manufacturing cost of $1,151,275. Selling, general and administrative expenses for the period were $1,827,703 and interest income was $16,315. The resulting loss before tax was $1,828,988. For 2003, Igene's 50% portion of the Joint Venture loss was $914,494.

Disposition of ProBio Subsidiary and net loss from discontinued operations

     As reported on Form 8-K on February 20, 2003, Igene, in an effort to focus on and grow its core business, disposed of all 10,000 of the issued and outstanding shares of capital stock of ProBio. Fermtech AS, a joint stock company incorporated in the Kingdom of Norway and owned equally by our former chief executive officer, Stein Ulve and our former chief marketing officer, Per Benjaminsen, purchased the shares of ProBio. Mr. Ulve has resigned as CEO and director of Igene while Mr. Benjaminsen continues to serve the Company as in independent consultant, effective as of December 31, 2002.

     Igene sold ProBio to Fermtech AS in exchange for aggregate consideration valued at approximately $343,000, consisting of 7,000,000 shares of Igene common stock that Fermtech initially received in consideration for the purchase of ProBio in December 2001 (of these shares, 2,000,000 shares may be re-earned by Fermtech as described below), valued for the purposes of the acquisition at $.03 per share, plus forgiveness of approximately $168,000 of debt that Igene owed to ProBio at the time of purchase in 2001. Mr. Benjaminsen remained employed by Igene through February 2004, and 1,000,000 of the escrowed shares of common stock were delivered to Fermtech. If Mr. Benjaminsen remains employed by Igene through February 2005, the remaining 1,000,000 escrowed shares will be released from escrow and delivered to Fermtech. The remaining 5,000,000 shares of common stock of Igene were retired effective February 5, 2003.

     The amount of consideration paid for ProBio was determined through arms-length negotiations between Igene management, on behalf of Igene, and Mr. Ulve, on behalf of Fermtech. Factors considered in determining the amount paid for the ProBio shares involved analysis of ProBio's cash flow, cash position, revenue and revenue prospects.

     The equipment and other physical property disposed of that was owned by ProBio includes inventory, personal computers, a web site and trademark, other office equipment and furniture, and accounts receivables and accounts payable related to nutraceutical transactions. The 2002 net operating loss of the division being sold as ProBio is $437,051 ($0.01 loss per common share) on sales of $2,306,193 and are reflected on the 2002 consolidated statement of operations as loss from discontinued operations.

Gain on disposition

     Igene sold ProBio to Fermtech AS in exchange for aggregate consideration valued at approximately $343,000, consisting of 7,000,000 shares of Igene common stock that was owned by Fermtech (of these shares, 2,000,000 shares may be re-earned by Fermtech as described below), valued for the purposes of the 2001acquisition of ProBio by Igene at $.03 per share, plus forgiveness of approximately $168,000 of debt that Igene owed to ProBio at the time of purchase in 2001. Provided Mr. Benjaminsen remains employed by Igene through February 2004, 1,000,000 of the escrowed shares of common stock will be delivered to Fermtech. If Mr. Benjaminsen remains employed by Igene through February 2005, the remaining 1,000,000 escrowed shares will be released from escrow and delivered to Fermtech. Gain on disposal during the first quarter of 2003 was $237,637. This gain was a one-time occurrence as a result of the disposition of the assets and liabilities associated with ProBio.

Net loss and basic and diluted net loss per common share

     As a result of the foregoing result of operations, Igene reported net losses of $2,199,141 and $3,189,980 for 2003 and 2002, respectively, a decreased loss of $990,839 or 31.1%, a loss of $.02 and $.04 per basic and diluted common share in 2003 and 2002, respectively. The weighted average number of shares of common stock outstanding of 90,438,251 and 81,544,079 for 2003 and 2002, respectively, an increase of 8,894,172 shares. The increase in outstanding shares resulted from the weighted average adjustment of the issuance of 3,750,000 shares in the exercise of warrants, the issuance of 166,666 shares of common stock in lieu of salary increases to certain officers of Igene, the issuance of 2,785,957 shares to Igene's manufacturer under the manufacturing agreement with Fermic, 100,000 shares in issuance for exercise of employee stock incentive plan, 1,100 in conversion of redeemable preferred stock, less the retirement of 7,000,000 shares reacquired as part of the disposition of ProBio.

Financial Position

     During 2003 and 2002, the following also affected Igene's financial position:

     -   Igene sold to third parties or sold to the Joint Venture
         its  entire  inventory  during 2003.   The result was an
         increase to cash of $374,709.

     - In addition, accounts receivable and prepaid assets were sold to the Joint Venture which increased cash by $38,886 from the reduction in accounts receivable and $378,864 from the reduction in prepaid assets.

     - Increase in cash flow has allowed for the reduction in accounts payable of $409,784, of which $250,000 was used for the repayment of borrowings.

     - Igene issued 40,000 shares in 2002 on a variable rate subordinated debenture with a principal balance of $1,500,000, recording interest expense and increasing common stock and paid-in capital by $90,000 in 2002. On October 1, 2002, Igene exercised its right to satisfy this debt by paying the holder of the variable rate subordinated debenture 187,500 shares of Series B 8% Cumulative Convertible Preferred Stock, valued pursuant to the terms of the debenture at a rate of $8.00 per share. The carrying amount of the redeemable preferred stock was increased and paid-in capital available to common shareholders was decreased by $90,000 in 2003, reflecting cumulative unpaid dividends on redeemable preferred stock.

     - The carrying value of redeemable preferred stock Series A, was increased and paid-in capital available to common shareholders was decreased by $16,387 and $16,900 in both 2003 and 2002, respectively reflecting cumulative unpaid dividends on redeemable preferred stock.

     - Holders of Series A preferred stock converted 550 shares of preferred stock in 2003 into 1,100 shares of common stock, reducing the liquidation value of redeemable preferred stock by $9,416.

     - During the year ended December 31, 2002 and 2001, Igene purchased equipment in the amount of $113,025 and $211,380, respectively, to be used by its manufacturing agent related to an investment agreement of up to $500,000 to be spent by the manufacturing agent for improvements. These funds will be credited to Igene production costs over the remaining term of the manufacturing agreement.

     - During the year ended December 31, 2003 and 2002, 3,750,000 and 194,400 warrants, respectively, were exercised using $200,892 and $14,300 of 8% notes payable in a cashless exercise. 3,750,000 and 194,400 new shares of common stock were issued pursuant to these exercises of warrants and $200,892 and $14,300 of 8% notes were cancelled.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of December 31, 2003, total dividends in arrears on
Igene's preferred stock equal $249,905 (or $9.76 per share) on Igene's Series A and $150,000 (or $.80 per share) on Igene's Series B are included in the carrying value of the redeemable preferred stock.

Liquidity and Capital Resources

     Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of December 31, 2003, Igene had working capital of $571,031, and cash and cash equivalents of $63,075.

     Cash used by operating activities in 2003 and 2002 amounted to $173,616 and $1,312,880, respectively, a decrease in cash used of $1,139,264.

     Cash used by investing activities in 2003 and 2002 amounted to $10,223, and $136,958, respectively, a decrease in cash used of $126,735.

     During 2002 cash provided by financing activities was $1,553,062, it included $1,550,000 from issuances of debentures to directors, and the remainder was net proceeds of a new equipment lease. During 2003 cash used by financing activities was $250,797, it was comprised primarily of a $250,000 repayment of notes received from directors during 2002. The balance is comprised of equipment lease payments and purchases through the employee stock incentive program.

     Over the next twelve months, Igene believes it will need additional working capital. This funding is expected to be received from sales of AstaXin(R) through the Joint Venture. However, there can be no assurance that projected profits, if any, from sales, or additional funding from the Joint Venture will be sufficient for Igene to fund its continued operations.

     Approximately $6,300,000 in long-term debt was scheduled to become payable in March 2003, and has been extended to March 2006. We do not have the ability to repay such debt at this time and management feels any attempts to satisfy the debt at this time would have adverse effects on the Company. Management has negotiated with the holders of the debt to extend the debt's maturity to a time when the Company is better able to satisfy its obligation.

     Igene does not believe that inflation had a significant impact on its operations during 2003 and 2002.
Critical Accounting Policies

     The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The following are critical accounting policies important to our financial condition and the results presented in our financial statements that require management to make judgments and estimates that are inherently uncertain:

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

      The investment in the Joint Venture is accounted for under the equity method whereby the Company's 50% ownership percentage in the Joint Venture's equity is reflected as an asset and the changes in the Joint Venture's equity as a result of its operations is reflected in the Company's consolidated statement of operations. The excess of value of the Company's ownership in the Joint Venture over the consideration paid for such ownership is reflected as an adjustment to additional paid-in capital. The Company evaluates its investment in the Joint Venture for impairment, as it does for all other assets. The accounting policies followed by the Joint Venture are in conformity with accounting principals generally accepted in the United States of America.


ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements appear after Part III of this Report and are incorporated herein by reference.


ITEM 8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  AND
          FINANCIAL DISCLOSURE

     None.


ITEM 8A.  CONTROLS AND PROCEDURES

     Based on their most recent review, which was completed within 90 days of the balance sheet date, Igene's principal executive officer and principal financial officer have concluded that Igene's disclosure controls and procedures are effective to ensure that information required to be disclosed by Igene in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to Igene's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in Igene's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.


                            PART III


ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS,   PROMOTERS,   CONTROL
          PERSONS, AND KEY EMPLOYEES


     Igene's directors are elected annually by the stockholders of Igene. The directors, executive officers and key employees of Igene as of December 31, 2003 are as follows:



Name                          Age   Position with Igene
___________________________  _____  _____________________________
Michael G. Kimelman           65    Chairman of the Board of
                                    Directors, member of audit
                                    committee

Thomas L. Kempner             76    Vice Chairman of the Board
                                    of Directors, member of
                                    finance committee

Stephen F. Hiu                47    Director, President, Chief
                                    Technical Officer, and
                                    Director of Research and
                                    Development

Patrick F. Monahan            53    Director, Vice-President,
                                    Secretary, and Director
                                    of Manufacturing

Sidney R. Knafel              73    Director, member of finance
                                    committee

Edward J. Weisberger          39    Chief Financial Officer

Per A. Benjaminsen            35    Director of Sales and
                                    Marketing

Each of our directors was elected for a one-year term at our most recent annual meeting, held in May of 2003. Our officers serve at the pleasure of the Board of Directors and until their respective successors are elected and qualified.

MICHAEL  G.  KIMELMAN  has served as a Director  of  Igene  since
February 1991 and as Chairman of the Board of Directors since March 1991. He is a founder and member of Kimelman & Baird, LLC, as well as Chairman of the Board of Directors of Astaxanthin Partners Ltd. He also serves on the Board and the Executive Committee of the Hambletonian Society.

THOMAS L. KEMPNER is Vice Chairman of the Board of Directors and has been a Director of Igene since its inception in October 1981. He is and has been Chairman and Chief Executive Officer of Loeb Partners Corporation, investment bankers, New York, and its predecessors since February 1978. He is currently a Director of CCC Information Services Group, Inc., Dyax, Fuel Cell Energy, Inc., Insight Communications Co., Inc., and Intermagnetics General Corp. He is a Director Emeritus of Northwest Airlines, Inc.

STEPHEN F. HIU was appointed Chief Technical Officer in 2002, and has served as President and Treasurer since March 1991, and elected a Director in August 1990. He has been Director of Research and Development since January 1989 and, prior thereto, was Senior Scientist since December 1985, when he joined Igene. He was a post-doctoral Research Associate at the Virginia Polytechnic Institute and State University, Blacksburg, Virginia, from January 1984 until December 1985. Dr. Hiu holds a Ph.D. degree in microbiology from Oregon State University and a B.S. degree in biological sciences from the University of California, Irvine.

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

SIDNEY R. KNAFEL, has served as a Director of Igene since 1982, has also been Managing Partner of SRK Management Company, a private investment concern located in New York City, since 1981. He has also served as Chairman of Insight Communications, Inc. since 1985. He is also currently a Director of General American Investors Company, Inc. as well as a number of private companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Igene believes that during 2003 and through March of 2004 all of its officers and directors of more than 10% of its common stock, have filed all past due reports and come into compliance with Section 16(a) reporting requirements with respect to acquisitions and dispositions of Igene's securities, with the exception of the 11,000,000 warrants issued to Michael Kimelman in 2003. This is being corrected in April of 2004. In making this disclosure, Igene has relied solely on written representations of its directors, officers and more than 10% holders and on copies furnished to Igene of reports that have been filed with the Securities and Exchange Commission.

ITEM 10.    EXECUTIVE COMPENSATION

     The following tables show the compensation paid or accrued by Igene to the Chief Executive Officer, and each of the four most highly compensated officers other than the CEO. During 2002, no Directors were compensated for their Board or Committee activities. Other than the 1986 and 1997, and 2001 Stock Incentive Plan and the Simple Retirement Plan described below, Igene has no profit sharing or incentive compensation plans.

                            SUMMARY COMPENSATION TABLE
                                                Salary                        Salary
                                             Compensation                  Compensation
Name and Principal Position      Year             $              Year            $
___________________________     ______      ______________      ______     _____________
Stein Ulve                       2002          $100,000          2003          $000
Chief Executive Officer

Stephen Hiu                      2002          $114,200          2003          $113,400
President

Patrick Monahan                  2002          $106,840          2003          $103,506
Director

Per Bejaminsen                   2002          $100,000          2003          $100,000
Chief Marketing Officer

Edward Weisberger                2002          $103,340          2003          $103,906
Chief Financial Officer


     Through December 2001, Stephen Hiu served as the principal executive officer his cash compensation was $94,000 in 2001.

Simple Retirement Plan

     Effective February 1, 1997 Igene adopted a Simple Retirement Plan under Internal Revenue Code Section 408(p). The plan is a defined contribution plan, which covers all of Igene's U.S. employees who receive at least $5,000 of compensation for the preceding year. The plan permits elective employee contributions. For the years ended December 31, 2002 and 2001, Igene made an elective contribution of 2% of each eligible employee's compensation for each year. Effective January 1, 2003, Igene made an elective contribution of 3% of each eligible employee's compensation for each year. Igene's contributions to the plan for 2002 were $11,201, which is expensed in the 2002 statement of operations. Igene's contributions to the plan for 2003 were $17,631 which is expensed in the 2003 statement of operations.

Stock Option Plans

     Igene currently maintains two stock incentive plans. Igene's 2001 Stock Incentive Plan (the "2001 Plan"), which was approved by Igene's stockholders on June 12, 2001, authorized 55,000,000 options and shares of restricted stock for issuance under that plan. Igene's 1997 Stock Option Plan (the "1997 Plan"), which was approved by Igene's stockholders on November 17, 1997, authorized 20,000,000 options for issuance under that plan. A committee of the Board of Directors administers the Plans.

     The purpose of the Plans is to further the long-term stability and financial success of Igene by attracting and retaining employees and consultants through the use of stock-based incentives, and to provide non-employee members of the
Board of Directors with an additional incentive to promote the success of Igene. It is believed that ownership of Igene common stock will stimulate the efforts of those employees, consultants and non-employee directors upon whose judgment and interests Igene is and will be largely dependent for the successful conduct of its business. It is also believed that incentive awards granted to employees under these plans will strengthen their desire to remain employed with Igene and will further the identification of employees' interests with those of Igene.

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

     Options to acquire 35,983,750 shares of common stock have been granted under the three Stock Option Plans and 35,488,250 options are still outstanding under the Plans as of December 31, 2003. No options were granted during 2003, and 18,200,000 options were granted during 2002.

Compensation of Directors

     During 2003  Michael  G.  Kimelman  was  granted  11,000,000 warrants as compensation for his services as Igene's Chairman of the Board of Directors.


ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information as of February 24, 2004 with respect to beneficial ownership of shares of Igene's outstanding common stock and preferred stock by (i) each person known to Igene to own or beneficially own more than five percent of its common stock or preferred stock, (ii) each
Director, and (iii) each officer named in the Summary Compensation Table provided in Part II Item 10 above, and (iv) all Directors and executive officers as a group.

                                            Common Stock                     Preferred Stock
                                  ______________________________     _____________________________
                                     Number of                         Number of
Name and Address                      Shares          Percent *         Shares          Percent
                                  ______________   _____________     _____________   _____________
Directors and officers

Joseph C. Abeles                   16,273,483(1)       15.29               7,375         28.80
  220 E. 42nd Street
  New York, NY 10017

Stephen  F. Hiu                    10,948,633(2)       10.71                 ---           ---
  9110 Red Branch Road
  Columbia, MD 21045

Thomas L. Kempner                 143,139,072(3)       65.87                 ---           ---
  61 Broadway
  New York, NY 10006

Michael G. Kimelman                33,590,138(4)       26.96                 ---           ---
  100 Park Avenue
  New York, NY  10017

Sidney R. Knafel                  141,326,146(5)       65.62                 ---           ---
  810 Seventh Avenue
  New York, NY 10019

Patrick F. Monahan                  6,947,533(6)        7.08                 ---           ---
  9110 Red Branch Road
  Columbia, MD 21045

Per A. Benjaminsen                  7,166,666(7)        7.25                 ---           ---
  9110 Red Branch Road
  Columbia, MD 21045

Edward J. Weisberger                2,570,000(8)        2.71                 ---           ---
  9110 Red Branch Road
  Columbia, MD 21045

All Directors and Officers        350,148,442(9)       87.31               7,375         28.80
  as a Group (8 persons)

Others
______

Fraydun Manocherian                 7,905,135(10)       8.52                 ---           ---
  3 New York Plaza
  New York, NY 10004

Fermic                             11,089,222          12.02                 ---           ---


* Under the rules of the Securities and Exchange Commission, the calculation of the percentage assumes for each person that only that person's rights, warrants, options or convertible notes or preferred stock are exercised or converted, and that no other person exercises or converts outstanding rights, warrants, options or convertible notes or preferred stock.

1. Includes the following: 2,113,544 shares held directly or indirectly by Mr. Abeles, 14,750 shares issuable upon the conversion of 7,375 shares of preferred stock, 5,042,777 shares issuable upon the conversion of $311,663 of long-term notes issued by Igene, and 9,102,412 shares issuable upon exercise of warrants held by Mr. Abeles.

2.   Includes   the  following: 948,633 shares held  directly  or
     indirectly  by  Mr.  Hiu  and  10,000,000  shares   issuable
     pursuant to options held by Dr. Hiu that are currently exercisable.

3. Includes 386,972 shares and 536,920 shares issuable upon exercise of warrants held by Mr. Kempner that are currently exercisable. Also includes 8,661,245 shares held directly by Mr. Kempner, 18,761,668 shares issuable upon conversion of notes issued by Igene and held by Mr. Kempner, and 41,582,728 shares issuable upon exercise of warrants held by a trust under which Mr. Kempner is one of two trustees and the sole beneficiary, which are currently exercisable. Also includes 8,621,247 shares held directly by Mr. Kempner, 18,761,669 shares issuable upon the conversion of notes issued by Igene and held by Mr. Kempner and 41,561,125 shares issuable upon exercise of warrants held a trust under which Mr. Kempner is one of two trustees and one of his brothers is the sole beneficiary, which are currently exercisable. Also includes 1,530,222 shares issuable upon the conversion of $79,200 of notes issued by Igene and held by Mr. Kempner and 2,079,411 shares issuable upon exercise of warrants held by trusts under which Mr. Kempner is one of two trustees and is a one-third beneficiary that are currently exercisable. Also includes 243, 360 shares and 131,414 shares issuable upon exercise of warrants held by trusts under which Mr. Kempner is executer and is a one-third beneficiary that are currently exercisable. Also includes 182,526 shares and 98,565 warrants held by Mr. Kempner's wife.

4. Includes 1,264,360 shares held directly or indirectly by Mr. Kimelman, 14,000,000 shares issuable upon exercise of options currently exercisable, 1,072,756 shares issuable upon the conversion of $63,070 of notes issued by Igene and held by Mr. Kimelman, and 17,253,022 shares issuable upon exercise of warrants held directly or indirectly by Mr. Kimelman.

5. Includes 18,190,551 shares, 38,168,101 shares issuable upon the conversion of notes issued by Igene and held by Mr. Knafel and 84,967,495 shares issuable upon the exercise of warrants owned or beneficially owned by Mr. Knafel that are currently exercisable.

6.   Includes 1,047,533 shares held directly or indirectly by Mr.
     Monahan  and  5,900,000 shares issuable  upon  the  exercise
     of   options   held   by  Mr.  Monahan  that  are  currently
     exercisable.

7. Includes 500,000 shares of common stock and 6,666,666 shares issuable upon exercise of options held by Mr. Benjaminsen that are currently exercisable.

8. Includes 70,000 shares held directly by Mr. Weisberger and 2,500,000 shares issuable upon exercise of options that are currently exercisable.

9. Includes 41,376,099 shares of common stock, 14,750 shares issuable upon the conversion of 7,375 shares of preferred stock; 29,867,250 shares issuable upon exercise of options that are currently exercisable, 82,680,765 shares issuable upon the conversion of notes issued by Igene and 196,209,578 shares issuable upon the exercise of warrants that are currently exercisable.

10. Includes 7,375,935 shares of common stock owned directly or indirectly by Mr. Manocherian and 529,200 shares issuable upon the exercise of warrants owned directly or indirectly by Mr. Manocherian that are currently exercisable.

              Equity Compensation Plan Information as of December 31, 2003

                                                                             Number of securities
                                                                             remaining available for
                                                                             future issuance under
                        Number of securities to     Weighted-average         equity compensation
                        be issued upon exercise     exercise price of        plans (excluding
                        of outstanding options      outstanding options,     securities reflected in
Plan category           warrants and rights         warrants and rights      column
________________        _______________________     ____________________     ________________________
  Equity compensation   35.5 million(1)             $0.04.7(2)               39.016 million(3)
  plans approved by
  security holders

  Equity compensation   $ 0                         $0                        8.911 million(5)
  plans not approved
  by security holders
                        _______________________     _____________________     _______________________

  Total                 35.5 million                $0.047                    47.927 million
                        =======================     =====================     =======================


  (1)  Total shares issued under employee stock option plan.
  (2)  Exercise price of outstanding options under compensation plans.
  (3)  All shares remaining issuable under employee option plan.
  (4)  All   shares   remaining   earnable   under   the   Fermic
       manufacturing agreement.


Fermic, Igene's manufacturing agent, earns shares of common stock as part of the manufacturing agreement. Fermic earns 2,250 shares of common stock for each kilogram of pure astaxanthin produced and delivered as part of the agreement. The average price is based on the market value of the shares at the time the product was produced. Fermic can earn up to 20,000,000 shares in total under the contract. 3,260,246 shares were earned at an average price of $.03 per share for 2002, and 2,785,957 shares were earned at an average price of $.05 per share for 2003.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On April 3, 2003, the Board of Directors, in lieu of additional compensation, authorized the payment of shares to Mr. Stephen Hiu and Mr. Patrick Monahan. In compensation each of them was awarded 83,333 shares of Igene common stock. The aggregate 166,666 shares was issued and expensed based on market value at the time of award, $.060 per share, or $10,000 of combined compensation.

     On August 13, 2002, the Board of Directors, in lieu of additional compensation, authorized the payment of shares to Mr. Stephen Hiu and Mr. Patrick Monahan. In compensation each of them was awarded 800,000 shares of Igene common stock. The aggregate 1,600,000 shares was issued on December 26, 2002 and expensed in the fourth quarter based on market value at the time of award, $.025 per share, or $40,000 as compensation.

     On February 22, 2002, Igene issued and sold $1,000,000 in aggregate principal amount of 8% convertible debentures, to Mr. Kempner, a director of Igene, and to Mr. Knafel, also a director of Igene, in equal amounts of $500,000 each. These debentures are convertible into shares of Igene's common stock at $.04 per share based on the market price of Igene's shares at the time the purchase of the debentures was agreed to. In consideration of the commitment to purchase the 8% convertible debenture, each of these directors also received 12,500,000 warrants to purchase common stock at $.04 per share. These debentures, if not converted earlier, become due on February 22, 2012.

     On July 17, 2002, Igene issued and sold $300,000 in aggregate principal amount of 8% convertible debentures, to Mr. Kempner, a director of Igene, and to Mr. Knafel, also a director of Igene, in equal amounts of $150,000 each. These debentures are convertible into shares of Igene's common stock at $.03 per share based on the market price of Igene's shares at the time the purchase of the debentures was agreed to. In consideration of the commitment to purchase the 8% convertible debenture, each of these directors also received 5,000,000 warrants to purchase common stock at $.03 per share. These debentures, if not converted earlier, become due on July 17, 2012.

     In  August 2002, Igene issued 7,000,000 warrants to purchase
Igene common stock at $.025 per share to its Chairman of the Board, Mr. Kimelman as part of the stock option plan, as compensation for his services as Chairman of the Board.

     On  December  21,  2002, Igene issued and sold  $250,000  in
aggregate  principal  amount  of  8%  demand  notes  to   certain
directors  of  Igene.   These  notes  were  repaid  with  accrued
interest during 2003.

     As reported on Form 8-K filed February 20, 2003, Igene, in an effort to focus on and grow its core business, sold all 10,000 of the issued and outstanding shares of capital stock of ProBio that it owned as of February 4, 2003 to Fermtech AS, a joint stock company incorporated in the Kingdom of Norway and owned equally by our former chief executive officer, Stein Ulve, and by Per Benjaminsen, our Chief Marketing Officer. Mr. Ulve resigned as CEO and director of Igene and Mr. Benjaminsen resigned as our chief marketing officer, effective December 31, 2002. Mr. Benjaminsen has agreed to continue to provide sales and marketing services to Igene as an independent contractor.

     Igene sold ProBio to Fermtech AS in exchange for aggregate consideration valued at approximately $343,000, a portion of the consideration received by Igene consisted of 7,000,000 shares of common stock of Igene that Fermtech owned as a result of Igene's purchase of ProBio in January 2001, (of these shares, 2,000,000 shares may be re-earned by Fermtech as described below), valued for the purposes of the acquisition at $.03 per share, plus forgiveness of approximately $168,000 of debt that Igene owed to ProBio at the time of purchase in 2001. Mr. Benjaminsen remained employed by Igene through February 2004, 1,000,000 of the escrowed shares of common stock were delivered to Fermtech. If Mr. Benjaminsen remains employed by Igene through February 2005, the remaining 1,000,000 escrowed shares will be released from escrow and delivered to Fermtech. The remaining shares of Igene Common stock were retired on February 5, 2003.



ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND  REPORTS
          ON FORM 8-K

(a)(1) The following financial statements relating to 2003 and 2002 are filed as a part of this Report:

          Independent Auditors' Report.

          Consolidated Balance Sheet as of December 31, 2003.

          Consolidated Statements of Operations for the years ended December 31, 2003 and December 31, 2002.

          Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2003 and December 31, 2002.

          Consolidated Statements of Cash Flows for the years ended December 31, 2003 and December 31, 2002.

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

     10.3 Preferred Stockholders' Waiver Agreement  dated  May 5,
          1988, incorporated   herein   by   reference   to   the
          identically numbered exhibit in Form  S-1  Registration
          Statement No. 33-23266.

     10.4 Form of Agreement between the Registrant and Certain Investors in Preferred Stock dated September 30, 1987, incorporated herein by reference to the identically numbered exhibit in Amendment No. 1 to Form S-1 Registration Statement No. 33-23266.

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

     10.9 Consulting Agreement between Igene and Martin L. Gerson,
          Exhibit 10.9 to Igene's annual report on Form 10-KSB filed on March 28, 2003, is incorporated herein by reference.

    10.10 Stock Purchase and Severance Agreement dated as of the 4th day of February 2003 among Igene, Fermtech AS, Stein Ulve and Per Benjaminsen, constituting Exhibit
          10.10 to Igene's annual report on Form 10-KSB filed on March 28, 2003, is incorporated herein by reference.

     21.  Subsidiaries

          Igene Chile Comercial, Ltda.

          Igene Norway AS (divested pursuant to Stock Purchase and Severance Agreement dated February 4, 2003 attached hereto as Exhibit 10.10)

    23.a. Consent of Stegman & Company

          31.1 Rule  13a-14(a) or 15d-14(a) Certification of  the
               Company's   principal   executive   officer  filed
               herewith.

          31.2 Rule  13a-14(a) or 15d-14(a) Certification of  the
               Company's   principal   financial   officer  filed
               herewith.

          32.1 Rule 13a-14(b) or 15d-14(b) Certification of the Company's principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

          32.2 Rule 13a-14(b) or 15d-14(b) Certification of the Company's principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

(b)  On February 5, 2003, Igene filed a current report on Form 8-
     K disclosing   the  disposition  of  its  subsidiary  ProBio
     Nutraceuticals.


ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

                      INDEPENDENT AUDITORS

     The accounting firm of Stegman & Company, Certified Public Accountants, has been engaged to audit the books and accounts of the Company for the next fiscal year. Stegman & Company serviced as the Company's independent auditor in 2003. Stegman & Company has advised the Company that neither the accounting firm nor any of its members of associates has any direct financial interest in or any connection with the Company other than as iendependent public auditors.

                     AUDIT FEES AND SERVICES

     The following table shows the fees paid or accrued by the Company for the audit and other services provided by Stegmen &
Company for fiscal years 2003 and 2002:

                               FY 2003           FY 2002
                            ____________      ____________

            Audit Fees      $  25,750.00      $  23,096.25
            Tax Fees            3,000.00          2,500.00
            All Other Fees          0.00              0.00
                            ____________      ____________

              TOTAL         $  28,750.00      $  25,596.25
                            ============      ============


     Audit services of Stegman & Company for fiscal years 2003 and 2002 consisted of the examination of the consolidated financial statements of the Company and quarterly reviews of financial statements. "Tax Fees" in fiscal years 2003 and 2002 include charges primarily related to tax return preparation and tax consulting services. In 2003, the SEC adopted a rule pursuant to the Federal Sarbanes-Oxley Act of 2002 that, except with respect to certain de minimis services discussed below, requires Audit Committee pre-approval of audit and non-audit services provided by the Company's independent auditors. All of the 2003 services described above were pre-approved by the Audit Committee pursuant to this SEC rule to the extent that rule was applicable during fiscal year 2003.

     The Audit Committee's policy is to pre-approve all audit and permitted non-audit services, except that de minimis non-audit services, as defined in Section 10A(i)(1) of the Exchange Act, may be approved prior to the completion of the independent auditor's audit. The Audit Committee has reviewed summaries of the services provided and the related fees and has determined that the provision of non-audit services is compatible with maintaining the independence of Stegman & Company.



                     INDEPENDENT AUDITORS' REPORT






To the Audit Committee and Stockholders
IGENE Biotechnology, Inc.

We have audited the accompanying consolidated balance sheet of IGENE Biotechnology, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two year in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IGENE Biotechnology, Inc. and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for each of the two year in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


                                /s/ STEGMAN & COMPANY
                                _________________________
                                    STEGMAN & COMPANY

Baltimore, Maryland
March 25, 2004


                            IGENE Biotechnology, Inc. and Subsidiary
                                   Consolidated Balance Sheet
                                       December 31, 2003


ASSETS
______
CURRENT ASSETS
  Cash and cash equivalents                                      $     63,075
  Accounts receivable                                                 156,458
  Due from Joint Venture                                              495,183
  Prepaid expenses and other current assets                            43,675
                                                                 _____________

     TOTAL CURRENT ASSETS                                             758,391

OTHER ASSETS
  Property and equipment, net                                         148,931
  Loan receivable from manufacturing agent                            122,964
  Investment in unconsolidated Joint Venture                       11,391,506
  Other assets                                                          4,886
                                                                 _____________

      TOTAL ASSETS                                               $ 12,426,678
                                                                 =============
LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' DEFICIT
_______________________________________

CURRENT LIABILITIES
  Accounts payable and accrued expenses                          $    185,862
  Equipment lease payable - current portion                             1,498
                                                                 _____________

     TOTAL CURRENT LIABILITIES                                        187,360

LONG-TERM DEBT
  Notes payable                                                     5,842,767
  Convertible Debentures                                            4,814,212
  Accrued interest                                                  3,398,272

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative, convertible, voting, series A, $.01 par value per share.
  Stated value $17.76 per share.   Authorized 1,312,500 shares;
  issued and outstanding 25,605 shares. Redemption amount
  $454,745.                                                           454,745

  Carrying amount of redeemable preferred stock, 8% cumulative, convertible, voting, series B, $.01 par value per share.
  Stated value $8.80 per share.   Authorized, issued and
  outstanding 187,500 shares. Redemption amount $1,650,000.         1,650,000
                                                                 _____________

     TOTAL LIABILITIES                                             16,347,356
                                                                 _____________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock -- $.01 par value per share.  Authorized
    750,000,000 shares; issued and outstanding 92,747,469
    shares                                                            927,475
Additional paid-in capital                                         34,471,490
  Accumulated Deficit                                             (39,319,643)
                                                                 _____________

     TOTAL STOCKHOLDERS' DEFICIT                                   (3,920,678)
                                                                 _____________

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $ 12,426,678
                                                                 =============

The accompanying notes are an integral part of the consolidated financial statements.

                            IGENE Biotechnology, Inc. and Subsidiary
                             Consolidated Statements of Operations


                                                            Years ended December 31,
                                                                2003             2002
                                                         ____________     ____________
REVENUE
_______

  Sales                                                  $   463,486      $ 3,491,765
  Cost of sales                                              446,144        3,167,634
                                                         ____________     ____________

  GROSS PROFIT                                                17,342          324,131

OPERATING EXPENSES
__________________

  Marketing and selling                                      328,393          554,224
  Research, development and pilot plant                      745,364          609,781
  General and administrative                                 687,427          963,907
  Litigation expenses                                        133,464           47,159
  Less expenses reimbursed by Joint Venture               (1,252,565)             ---
                                                         ____________     ____________

  TOTAL OPERATING EXPENSES                                   642,083        2,175,071
                                                         ____________     ____________

  OPERATING LOSS                                            (624,741)      (1,850,940)

EQUITY IN LOSS OF JOINT VENTURE                             (914,494)             ---
INTEREST EXPENSE                                            (897,543)        (901,989)
                                                         ____________     ____________

  NET LOSS FROM CONTINUING OPERATIONS                     (2,436,778)      (2,752,929)
                                                         ____________     ____________

DISCONTINUED OPERATIONS
_______________________

Net Loss from discontinued operations                            ---         (437,051)
Gain on disposal of discontinued operations                  237,637              ---
                                                         ____________     ____________

  NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS             237,637         (437,051)
                                                         ____________     ____________

  NET LOSS                                               $(2,199,141)     $(3,189,980)
                                                         ============     ============

  BASIC AND DILUTED NET LOSS PER COMMON SHARE            $     (0.02)     $     (0.03)
  FROM CONTINUING OPERATIONS

  BASIC AND DILUTED NET LOSS PER COMMON SHARE                   0.00            (0.01)
  FROM DISCONTINUED OPERATIONS
                                                         ____________     ____________

  BASIC AND DILUTED NET LOSS PER COMMON SHARE            $     (0.02)     $     (0.04)
                                                         ============     ============










The accompanying notes are an integral part of the consolidated financial statements.

                                IGENE Biotechnology, Inc. and Subsidiary
                             Consolidated Statements of Stockholders' Deficit
                             For The years ended December 31, 2003 and 2002

                                                                        Additional                        Total
                                                 Common Stock            Paid-in        Accumulated    Stockholders'
                                             # Shares      Amount        Capital          Deficit         Deficit
                                            ____________ ____________  _____________   _____________   _____________
BALANCE AT JANUARY 1, 2002                   75,848,600  $   758,486   $ 22,188,837    $(33,930,522)   $(10,983,199)

Issuance of common stock in lieu
  of cash in payment of interest on
  subordinated debenture                         40,000          400         89,600             ---          90,000

Cumulative undeclared dividends
  on redeemable preferred stock                     ---          ---        (16,900)            ---         (16,900)

Conversion of redeemable
  preferred stock into common stock                 500            5          4,275             ---           4,280

Exercise of warrants                            194,400        1,944         12,356             ---          14,300

Shares issued to S. Hiu and P. Monahan
  in lieu of compensation                     1,600,000       16,000         24,000             ---          40,000

Shares issued to M. Gerson for
  consulting agreement                       12,000,000      120,000          5,000             ---         125,000

Shares issued for manufacturing
  agreement                                   3,260,246       32,602         80,436             ---         113,038

Net loss for 2002                                   ---          ---            ---      (3,189,980)     (3,189,980)
                                            ____________ ____________  _____________   _____________   _____________

BALANCE AT DECEMBER 31, 2002                 92,943,746  $   929,437   $ 22,387,604    $(37,120,502)   $(13,803,461)


Retirement of common stock
  related to sale of ProBio                  (7,000,000)     (70,000)      (140,000)            ---        (210,000)

Cumulative undeclared dividends
  on redeemable preferred stock                     ---          ---       (166,387)            ---        (166,387)

Conversion of redeemable
  preferred stock into common stock               1,100           11          9,405             ---           9,416

Exercise of warrants                          3,750,000       37,500        243,750             ---         281,250

Shares issued to S. Hiu and P. Monahan
  in lieu of compensation                       166,666        1,667          8,333             ---          10,000

Shares issued for employee stock
  incentive program                             100,000        1,000          1,500             ---           2,500

Investment in unconsolidated
  Joint Venture                                     ---          ---     11,983,131             ---      11,983,131

Shares issued for manufacturing
  agreement                                   2,785,957       27,860        144,154             ---         172,014

Net loss for 2003                                   ---          ---            ---      (2,199,141)     (2,199,141)
                                            ____________ ____________  _____________   _____________   _____________

BALANCE AT DECEMBER 31, 2003                 92,747,469  $   927,475   $ 34,471,490    $(39,319,643)   $ (3,920,678)
                                            ============ ============  =============   =============   =============








The accompanying notes are an integral part of the consolidated financial statements.

                                       IGENE Biotechnology, Inc. and Subsidiary
                                        Consolidated Statements of Cash Flows


                                                                     Years ended December 31,
                                                                        2003           2002
                                                                    ____________   ____________
CASH FLOWS FROM OPERATING ACTIVITIES
____________________________________
     Net loss                                                       $(2,199,141)   $(3,189,980)
     Adjustments to reconcile net loss to net
     cash used by operating activities:
         Depreciation                                                    29,057         60,914
         Amortization of deferred costs                                  54,729        116,514
         Gain disposal of discontinued operations                      (237,637)           ---
         Compensation paid in shares of common stock                     10,000         40,000
         Consulting cost paid in shares of common stock                     ---        125,000
         Manufacturing cost paid in shares of common stock              172,014        113,037
         Equity in loss of unconsolidated joint venture                 914,494            ---
         Interest on debenture paid in shares of common stock               ---         90,000
         Decrease (increase) in:
             Accounts receivable                                        359,059        (30,917)
             Due from Joint Venture                                    (495,183)           ---
             Inventory                                                  374,709        352,367
             Prepaid expenses and other assets                        1,254,067         44,620
         Increase (decrease) in:
             Accounts payable and other accrued expenses               (409,784)       965,565
                                                                    ____________   ____________

             NET CASH USED IN OPERATING ACTIVITIES                     (173,616)    (1,312,880)
                                                                    ____________   ____________

CASH FLOWS FROM INVESTING ACTIVITIES
____________________________________

      Capital expenditures                                                  ---       (100,159)
      Deposits on manufacturing equipment                                   ---       (113,025)
      Cash retained from asset held for disposition                         ---         76,226
      Cash transferred to Joint Venture                                  (4,223)           ---
      Investment in Joint Venture Capital Stock                          (6,000)           ---
                                                                    ____________   ____________

            NET CASH USED IN INVESTING ACTIVITIES                       (10,223)      (136,958)
                                                                    ____________   ____________

CASH FLOWS FROM FINANCING ACTIVITIES
____________________________________

      Proceeds from issuance of convertible debentures                      ---      1,300,000
      Net (repayment) borrowing of equipment lease payable               (3,297)         3,062
      Proceeds from exercise of employee stock options                    2,500            ---
      Proceeds from (repayment of) issuance of note payable            (250,000)       250,000
                                                                    ____________   ____________

            NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES           (250,797)     1,553,062
                                                                    ____________   ____________

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (434,636)       103,224

CASH AND CASH EQUIVALENTS - BEGINNING OF THE YEAR                       497,711        394,487
                                                                    ____________   ____________

CASH AND CASH EQUIVALENTS - END OF THE YEAR                         $    63,075    $   497,711
                                                                    ============   ============

SUPPLEMENTARY DISCLOSURE AND CASH FLOW INFORMATION
__________________________________________________

  Cash paid during the year for interest                            $    61,171    $    42,409
  Cash paid during the year for income taxes                                ---            ---

See Note 2 for non-cash investing and financing activities.

















The accompanying notes are an integral part of the consolidated financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
         For the years ended December 31, 2003 and 2002



(1) Summary of Significant Accounting Policies
    __________________________________________

    Nature of Operations
    ____________________

    Igene Biotechnology, Inc. ("Igene") was incorporated under the laws of the State of Maryland on October 27, 1981 as "Industrial Genetics, Inc." Igene changed its name to "IGI Biotechnology, Inc." on August 17, 1983 and to "Igene Biotechnology, Inc." on April 14, 1986. Igene is located in Columbia, Maryland and is engaged in the business of industrial microbiology and related biotechnologies. As a result of the stock purchase, ProBio became our wholly-owned subsidiary. Igene has an operational subsidiary in Chile and through February 2003 had a subsidiary in Norway. IGENE Biotechnology, Inc. ("Igene") is engaged in the business of developing, marketing, and manufacturing specialty ingredients for human and animal nutrition. Igene was formed to develop, produce and market value-added specialty biochemical products. Igene is a supplier of natural astaxanthin, an essential nutrient in different feed applications and as a source of pigment for coloring farmed salmon species. Igene also supplies nutraceutical ingredients, as well as consumer ready health food supplements, including astaxanthin. Igene is focused on fermentation technology, pharmacology, nutrition and health in its marketing of products and applications worldwide.

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

    In an effort to develop a dependable source of production, March 18, 2003, Tate and Igene announced a 50:50 joint venture to produce AstaXin(R) for the aquaculture industry. Production will utilize Tate & Lyle's fermentation capability together with the unique technology developed by Igene. Part of Tate & Lyle's existing Selby, England, citric acid facility will be modified to include the production of 1,500 tons per annum of this product. Tate & Lyle's investment of $25 million includes certain of its facility assets currently used in citric acid production. Commercial production is expected to commence in the calendar year 2004.

    Principles of Consolidation
    ___________________________

    In December 2001 Igene purchased its sales agent ProBio Nutraceuticals, AS, A Norwegian corporation ("ProBio"). During 2003, Igene executed a formal agreement to dispose of ProBio. For these consolidated financial statements, the earnings and losses have been treated as loss from discontinued operations. The accounts of our other wholly-owned subsidiary, Igene Chile are included for the consolidation of these financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Cash and cash equivalents
    _________________________

    Igene  considers  cash equivalents to be  short-term,  highly liquid  investments  that have maturities  of  less  than  90 days.  These include interest bearing money market accounts.

    Accounts Receivable
    ___________________

    Accounts  receivable  are  stated at  the  amount  management expects to collect from the outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based upon its assessment of the current collection status of individual accounts. Deliquent


           IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
         For the years ended December 31, 2003 and 2002


    amounts that are outstanding after management has conducted reasonable collection efforts, are written off through a charge to the valuation allowance and a credit to accounts receivable. The valuation allowance did not change in the current period.

    Equity in unconsolidated joint venture
    ______________________________________

    The investment in the Joint Venture is accounted for under the equity method whereby the Company's 50% ownership percentage in the Joint Venture's equity is reflected as an asset in the consolidated balance sheet and the changes in the Joint Venture's equity as a result of its operations is reflected in the Company's consolidated statement of operations. The excess of value of the Company's ownership in the Joint Venture over the consideration paid for such ownership is reflected as an adjustment to additional paid-in capital. The Company evaluates its investment in the Joint Venture for impairment, as it does for all other
    assets.   The  accounting  policies  followed  by  the  Joint
    Venture are in conformity with accounting principals generally accepted in the United States of America.

    Due from Joint Venture
    ______________________

    As discussed previously, Igene receives a cash reimbursement from the Joint Venture related to certain expenses incurred for research production and sales. This amount represents the costs incurred by Igene pending reimbursement. In addition the assets remaining in Chile that were transferred to the Joint Venture at June 30, 2003 are included in this figure. These assets include approximately $4,000 in cash, $12,500 in receivables, $62,000 in prepaid assets, and $18,000 in equipment. These amounts are to be reimbursed by the Joint Venture.

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


	   IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
         For the years ended December 31, 2003 and 2002


    Foreign Currency Translation and Transactions
    _____________________________________________

    Since the day-to-day operations of Igene's foreign subsidiary in Chile are dependent on the economic environment of the parent's currency, the financial position and results of operations of Igene's foreign subsidiary are determined using Igene's reporting currency (US dollars) as the functional currency. All exchange gains and losses from remeasurement of monetary assets and liabilities that are not denominated in US dollars are recognized currently in income. The gains are due to large fluctuations in the Chilean Peso. A gain of $7,000 and $1,000, were reported for the years ended December 31, 2003 and 2002, respectively.

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

    Sales Returns
    _____________

    Igene recorded sales returns in the period in which the product is returned, rather than estimating future returns of current sales, since they are expected to be immaterial in amount.

    Interest on Variable Rate Subordinated Debenture
    ________________________________________________

    Igene recorded interest on its variable rate subordinated debenture (see also note 7) at a level rate of 8% through October 1, 1996 and at 12% thereafter; rather than at the fair-market value of shares which have been issued in lieu of cash payments of interest. This was an estimated average rate based on Igene's plan to continue (as it has since October 1, 1989) to pay interest on the debenture by issuing shares of common stock at the higher of $2.25 per share or the current market value of Igene's shares, as allowed under the terms of the debenture. As the market value of Igene's stock remained below $2.25 per share (during the period from October 1989 through December 1999 its highest price was $1.25), Igene continued to issue stock in lieu of cash payments at $2.25 per share.

    Accounting for stock based compensation
    _______________________________________

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", but applies Accounting Principals Board Opinion No. 25 and related interpretations in accounting for its stock option plans. No compensation expense related to the Company's stock option plans were recorded during two years ended December 31, 2003.

    The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock option based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and disclosure provisions of SFAS No. 148 "Accounting for Stock-Based
    Compensation-Transition and Disclosure", to stock-based employee compensation for the two years ended December 31:


                    IGENE Biotechnology, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2003 and 2002

                                                            2003             2002
                                                        ____________     ____________
    Net loss, as reported                               $(2,199,141)     $(3,189,980)

    Less pro forma stock-based employee compensation
      expense determined under fair value based method
      net of related tax effects                           (529,000)        (685,000)
                                                        ____________     ____________

    Pro forma net loss                                  $(2,728,141)     $(3,874,981)
                                                        ============     ============
    Net loss per Share:
      Basic - as reported                               $     (0.02)     $     (0.04)
      Basic - pro forma                                 $     (0.03)     $     (0.05)

      Diluted - as reported                             $     (0.02)     $     (0.04)
      Diluted - pro forma                               $     (0.03)     $     (0.05)


    New accounting pronouncements
    _____________________________

    In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. There was no material impact on the Company's financial condition or results of operations upon adoption of this Statement.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both a liability and equity. It requires that an issuer classify certain financial instruments as a liability, although the financial instrument may previously have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting this pronouncement required the reclassification of $2.04 million of redeemable preferred stock as a liability.

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which explains identification of variable interest entities and the assessment of whether to consolidate these entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the involved parties. The provisions of FIN 46 are effective for all financial statements issued after January 1, 2003. The Company has no significant variable interests in any entities which would require disclosure or consolidation. The Company's investment in the Joint Venture does not meet the criteria of a variable interest entity under FIN 46.



	   IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
         For the years ended December 31, 2003 and 2002

(2) Non-cash investing and financing activities:
    ___________________________________________

    On March 18, 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate"). Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company has agreed to contribute to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Company. Unamortized production costs in the amount of $316,869 were contributed to the Joint Venture reducing the adjustment to additional paid in capital.

    On April 3, 2003, the Board of Directors, in lieu of additional compensation, authorized the payment of shares to Mr. Stephen Hiu and Mr. Patrick Monahan. In compensation each of them was awarded 83,333 shares of Igene common stock. The aggregate 166,666 shares was issued and expensed based on market value at the time of award, $.060 per share, or $10,000 of combined compensation.

    On August 13, 2002, the Board of Directors, in lieu of additional compensation, authorized the payment of shares to Mr. Stephen Hiu and Mr. Patrick Monahan. In compensation each of them was awarded 800,000 shares of Igene common stock. The aggregate 1,600,000 shares was issued on
    December 26, 2002 and expensed in the fourth quarter based on market value at the time of award, $.025 per share, or $40,000 as compensation.

    During the course of 2003 and 2002, Fermic, Igene's manufacturing agent, earned 2,785,957 and 3,260,246 shares, respectively, of common stock as part of the manufacturing agreement. Fermic earns 2,250 shares of common stock for each kilogram pure astaxanthin produced and delivered as part of the agreement. The average price is based on the market value of the shares at the time the product was produced. Fermic can earn up to 20,000,000 shares in total under the contract. The 2,785,957 shares were earned at an average price of $.05 per share for 2003, and 3,260,246 shares were earned at an average price of $.03 per share for 2002. Through December 31, 2003, 11,089,222 shares have been earned. Any future shares earned by Fermic will be issued on a quarterly basis. Igene relied on Section 4(2) of the Securities Act of 1933, as amended, to issue the shares Fermic without registration under that act. Igene relied on the representations and warranties of Fermic made in the manufacturing agreement in claiming the aforementioned exemption.

    On February 4, 2003, Igene sold its subsidiary ProBio to Fermtech AS in exchange for aggregate consideration valued at approximately $343,000, consisting of 7,000,000 shares of Igene common stock that ProBio owned (of these shares, 2,000,000 shares may be re-earned by Fermtech as described below), valued for the purposes of the acquisition at $.03 per share, plus forgiveness of approximately $168,000 of debt that Igene owed to ProBio at the time of purchase in 2001. Mr. Benjaminsen remained employed by Igene through February 2004, 1,000,000 of the escrowed shares of common stock were delivered to Fermtech. If Mr. Benjaminsen remains employed by Igene through February 2005, the remaining 1,000,000 escrowed shares will be released from escrow and delivered to Fermtech.

    During the 2003, the Company extended scheduled repayment on demand notes of $6,043,659 and related accrued interest of $2,865,810 until March 31, 2006.


	   IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
         For the years ended December 31, 2003 and 2002


    During 2002 Igene issued 40,000 shares of common stock in payment of interest on a variable rate subordinated debenture. If paid in cash, the interest would have been payable at 12%, or $90,000. Shares may be issued in lieu of cash under the debenture agreement at the higher of $2.25 per share or market price per share. The stock was issued and related interest was paid at $2.25 per share (see also note 7).

    In addition, Igene exercised it's right to satisfy this debt on the variable rate subordinate debenture on October 1, 2002. Igene gave notice to the holder of the $1,500,000 variable rate subordinated debenture, that pursuant to the debenture agreement, "Payment of Principal upon Maturity", Igene is exercising our right to discharge the principal due by converting the Debenture into 187,500 Shares of Cumulative Convertible Preferred stock at $8.00 per share (see also note 7).

    On February 22, 2002, Igene issued and sold $1,000,000 in aggregate principal amount of 8% convertible debentures, 50% each to certain directors of Igene. These debentures are convertible into shares of Igene's common stock at $.04 per share based on the market price of Igene's shares at the time the debentures were agreed to. In consideration of the commitment to purchase the 8% convertible debenture, these directors also received an aggregate of 25,000,000 warrants to purchase common stock at $.04 per share. These debentures, if not converted earlier, become due on February 22, 2012. Igene believes that the issuance and sale of the convertible debenture is exempt from registration under
    Section 4(2) of the Securities Act of 1933, as amended, based on, among other things, the fact that the purchasers of the securities were directors of the company at the time of purchase.

    On July 17, 2002, Igene issued and sold $300,000 in aggregate principal amount of 8% convertible debentures, 50% each to certain directors of Igene. These debentures are convertible into shares of Igene's common stock at $.03 per share based on the market price of Igene's shares at the time the debentures were agreed to. In consideration of the commitment to purchase the 8% convertible debenture, these directors also received an aggregate of 10,000,000 warrants to purchase common stock at $.03 per share. These debentures, if not converted earlier, become due on July 17, 2012. Igene believes that the issuance and sale of the convertible debenture is exempt from registration under
    Section 4(2) of the Securities Act of 1933, as amended, based on, among other things, the fact that the purchasers of the securities were directors of the company at the time of purchase.

    On August 13, 2002, the Board of Directors, in further attempts to ascertain a manufacturing partner, authorized retention of the services of Mr. Martin Gerson. His responsibility would be to locate and negotiate a deal with a manufacturing partner and act as liaison for the expected term of the service, two (2) years. In compensation for this service, Mr. Gerson was awarded 12,000,000 shares of
    Igene common stock. The 12,000,000 shares was issued on September 3, 2002 and expensed in the third quarter at fair value of approximately, $.01 per share, or $125,000 as compensation at the time of the award. The value of the services to be performed by Mr. Gerson was $125,000, as determined by the Board of Directors. In determining the number of shares issued for the services to be performed, consideration was given to such factors as blockage discounts and that the shares of common stock are restricted. The total was expensed immediately as there is no service requirement for Mr. Gerson.

    During 2002 the Company capitalized leased equipment by recording lease obligations payable of $6,537 under capital lease.

    During 2003, 550 shares of redeemable preferred stock were exercised and retired in exchange for 1,100 new shares of common stock which were issued pursuant to the conversion.


	   IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
         For the years ended December 31, 2003 and 2002


    During 2003, 3,750,000 warrants were exercised using $200,892 of 8% notes payable and $80,358 of accrued interest in a cashless exercise. 3,750,000 new shares of common stock were issued pursuant to these exercises of options and $200,892 of 8% notes were cancelled.

    During 2003 and 2002, Igene recorded dividends in arrears on 8% redeemable preferred stock at $.64 per share aggregating $16,387 and $16,900 respectively, on Series A preferred stock and $.48 per share aggregating $90,000 on Series B preferred stock, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock. (see also note 10)

(3) Concentration of Credit Risk
    ____________________________

    The Joint Venture is potentially subject to the effects of a concentration of credit risk in accounts receivable. Accounts receivable is substantially composed of receivables from customers in Chile, which is an important market for Igene's product, AstaXin(R). Chile has from time to time experienced political unrest and currency instability. Because of the volume of business transacted by Igene in Chile, recurrence of such unrest or instability could adversely affect the businesses of its customers in Chile or Igene's ability to collect its receivables from these customers. In order to minimize risk, the Joint Venture strictly evaluates the companies to which it extends credit and all prices are denominated in US dollars as to minimize currency fluctuation risk. Losses due to credit risks in accounts receivable are expected to be immaterial.

(4) Property and Equipment
    ______________________

    Property and equipment are stated at cost and are summarized as follows:

    Laboratory equipment and fixtures             $     181,043
    Pilot plant equipment and fixtures                   91,503
    Idle equipment                                       56,150
    Office furniture and fixtures                        36,990
                                                  ______________

                                                        365,685
    Less accumulated depreciation                      (216,754)
                                                  ______________

                                                  $     148,931
                                                  ==============


    Idle equipment represents manufacturing equipment, which is not presently needed for production of AstaXin(R). Igene plans to retain the equipment for use when needed due to increased production volume or failure of presently used equipment. This equipment is not currently being depreciated and its net carrying amount approximates its fair value.

(5) Investment in Joint Venture
    ___________________________

    Investment in Joint Venture is based on the following. On March 18, 2003, the Company entered into a Joint Venture Agreement with Tate. Pursuant to a Joint Venture
    Agreement, the Company and Tate agreed to form the Joint Venture to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company has agreed to contribute to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Company. Unamortized production costs in the amount of


	   IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
         For the years ended December 31, 2003 and 2002


    $316,869  were  contributed to the Joint Venture  making  the
    adjustment to additional paid in capital $11,989,131.   Added
    to this was a purchase of common stock in the new venture of $6,000.

    As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now takes place in the unconsolidated Joint Venture subsidiary. For 2003, Igene's portion of the Joint Venture's net loss was $914,494. The loss was a result of a 50% interest in the following: Gross profit for the year was a negative $17,600 on sales of $1,133,675, less manufacturing cost of $1,151,275. Selling and general and administrative expenses for the period were $1,827,703 and interest income was $16,315. The resulting loss before tax was $1,828,988. For 2003, Igene's 50% portion of the Joint Venture loss was $914,494.

    The initial investment of $12,306,000 was reduced by Igene's share of the loss during 2003 of $914,494 resulting in a $11,391,506 investment in unconsolidated Joint Venture at December 31, 2003.

    As of December 31, 2003 the joint venture balance sheet was as follows:

          Cash                              $    838,509
          Accounts receivable                    646,143
          Inventory                              976,906
          Fermentation plant - in process     21,614,000
                                            _____________

          Total Assets                      $ 24,075,558


          Working capital loan payable      $    533,000
          Accounts payable                       751,546
                                            _____________

          Total Liabilities                    1,284,546

          Capital                             24,620,000
          Deficit                             (1,828,988)
                                            _____________

          Total Liabilities and Capital     $ 24,075,558
                                            =============

(6) Accounts Payable and Accrued Expenses
    _____________________________________

    Accounts  payable  and  accrued  expenses  consist   of   the
    following:

          Accounts payable, trade           $     82,994
          Other accrued expenses                 102,868
                                            _____________

                                            $    185,862
                                            =============

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


	   IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
         For the years ended December 31, 2003 and 2002


    During 2002 Igene issued 40,000 shares of its common stock as payment of interest on the debenture. The debenture was convertible into common stock of Igene at any time at the option of the holder at an initial rate of $4 per share of common stock. The debenture was redeemable at the option of Igene at any interest payment date at par value plus accrued interest.

(8) Convertible Debentures
    ______________________

    In   2002,  Igene  issued  and  sold  $250,000  in  aggregate
    principal  amount of 8% demand notes to certain directors  of
    Igene.   During  2003 Igene repaid these notes  plus  accrued
    interest in satisfaction of the debt.

    On July 17 2002, Igene issued and sold $300,000 in aggregate principal amount of 8% convertible debentures, 50% each to certain directors of Igene. These debentures are convertible into shares of Igene's common stock at $.03 per share based on the market price of Igene's shares at the time the debentures were agreed to. In consideration of the commitment to purchase the 8% convertible debenture, these directors also received an aggregate of 10,000,000 warrants to purchase common stock at $.03 per share. These debentures, if not converted earlier, become due on July 17 2012. Igene believes that the issuance and sale of the convertible debenture is exempt from registration under
    Section 4(2) of the Securities Act of 1933, as amended, based on, among other things, the fact that the purchasers of the securities were directors of the company at the time of purchase.

    On February 22 2002, Igene issued and sold $1,000,000 in aggregate principal amount of 8% convertible debentures, 50% each to certain directors of Igene. These debentures are convertible into shares of Igene's common stock at $.04 per share based on the market price of Igene's shares at the time the debentures were agreed to. In consideration of the commitment to purchase the 8% convertible debenture, these directors also received an aggregate of 25,000,000 warrants to purchase common stock at $.04 per share. These debentures, if not converted earlier, become due on February 22 2012. Igene believes that the issuance and sale of the convertible debenture is exempt from registration under
    Section 4(2) of the Securities Act of 1933, as amended, based on, among other things, the fact that the purchasers of the securities were directors of the company at the time of purchase.

    Convertible debentures are summarized as follows as of December 31, 2003:

                                                                         Accrued
                                                         Principal       Interest
                                                        ___________     ___________
    8%, 10-year, convertible debenture issued 7/17/02   $  300,000      $   34,652
    8%, 10-year, convertible debenture issued 2/22/02    1,000,000         144,658
    8%, 10-year, convertible debenture issued 3/1/01     1,014,212         229,503
    8%, 10-year, convertible debenture issued 3/27/01    1,500,000         293,852
    6%, 3-year, convertible debenture issued 11/30/01    1,000,000           5,000
                                                        ___________     ___________

                                                        $4,814,212      $  707,665
                                                        ===========     ===========

(9) Notes Payable
    _____________

    This long term debt, approximately $6,300,000 which was scheduled to become payable in March 2003, has been extended and is now due March 2006. Management felt any attempts to satisfy the debt at this time would have materially adverse effects on the Company. Management negotiated with the holders of the debt to extend the debt's maturity to a time when the Company is better able to satisfy its obligation. However the company can not guarantee that it will successfully be able to repay the debt at that time.


	   IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
         For the years ended December 31, 2003 and 2002


    As a part of the terms of the debt the exercise prices of the warrants and any conversion features was discounted by 25% thus a $.10 warrant is now convertible at $.075 cents.

    Beginning November 16, 1995 and continuing through May 8, 1997, Igene issued promissory notes to certain directors for aggregate consideration of $1,082,500. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of Igene at prices ranging from $0.05 per share to $0.135 per share, based on the market price of common shares at the respective issue dates. The notes were convertible in total to 13,174,478 shares of common stock. As a result of the extension they are now convertible in 17,565,970 shares of common stock. Concurrently, with each of the $1,082,500 of promissory notes, the holders also received 13,174,478 warrants for an equivalent number of shares at the equivalent price per share. The warrants expire ten years from the issue of the notes. As a result of the extension of debt the warrant exercise prices were reduced by 25%. These notes were modified in conjunction with the 1998 rights offering to be due on March 31, 2003, and have been extended to March 31, 2006 as part of the extension. The notes bear interest at the prime rate.

    In conjunction with the rights offering in March 1998, Igene issued $5,000,000 of 8% Notes due March 31, 2003 and 50,000,000 warrants to purchase one share of common stock at an exercise price of $0.10 per share expiring March 31, 2008. As a result of the extension these notes are now due March 31, 2006 and the exercise price is now $.075 per share.

    Notes Payable are summarized as follows as of December 31, 2003:

                                                                         Accrued
                                                         Principal       Interest
                                                        ___________     ___________
    Long-term notes payable, bearing interest
        at prime, scheduled to maturing
        March 31, 2003, extended to March 31,
        2006, convertible into common stock             $1,082,500      $  499,579
    Long-term notes payable, bearing interest
        at 8%, scheduled to maturing
        March 31, 2003, extended to March 31,
        2006                                             4,760,267       2,191,028
                                                        ___________     ___________

                                                        $5,842,767      $2,690,607
                                                        ===========     ===========

    Combined aggregate amounts of maturities for all convertible debentures and notes payable are as follows:

                 Year                   Amount
                ______               ___________

                 2004                $ 1,000,000
                 2005                        ---
                 2006                  5,842,767
                 2007                        ---
                 Thereafter          $ 3,814,212


  	    IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
         For the years ended December 31, 2003 and 2002


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

    In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of December 31, 2003, total dividends in arrears on Igene's preferred stock equal $249,905 (or $9.76 per share) on Igene's Series A and $150,000 (or $.80 per share) on Igene's Series B and are included in the carrying value of the redeemable preferred stock.

(11)Stockholders' Equity
    ____________________

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


            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
         For the years ended December 31, 2003 and 2002


    The   following   is  a  summary  of  options   granted   and
    outstanding under the plans as of December 31, 2003 and 2002:

                                      2003                           2002
                            ________________________       ________________________
                                           Weighted                       Weighted
                                            Average                        Average
                                           Exercise                       Exercise
                              Number          Price          Number          Price
                            ___________  ___________       ___________  ___________
    Options outstanding
    and exercisable,
    beginning of year       35,588,250        $.047        19,037,584        $.064
    Options granted                ---          ---        18,200,000        $.025

    Options  exercised        (100,000)       $.025               ---          ---
    Options forfeited,
    or withdrawn with
    consent of holders             ---          ---        (1,649,334)       $.038
    Options expired                ---          ---               ---          ---
                            ___________  ___________       ___________  ___________
    Options outstanding
    and exercisable,
    end of year             35,488,250        $.047        35,588,250        $.047
                            ===========  ===========       ===========  ===========

                  Options Outstanding
                                    Weighted Average
      Exercise Price     Shares     Remaining Life (Years)
      ______________   __________   ______________________
      $.025            17,100,000            8.6
      $.050             9,342,666            5.9
      $.053                97,719            3.0
      $.060               162,865            3.0
      $.065                45,000            5.5
      $.080             5,500,000            7.8
      $.100             3,240,000            4.3
                       __________

      $.047            35,488,250
                       ==========

    In addition to the options listed above, the following additional unregistered options were issued outside of the 2001, 1997 and 1986 plans. Per Benjaminsen and Stein Ulve, were each granted 10,000,000 options, as part of their Igene employment agreement signed concurrently with the ProBio purchase. The options vest over a three year period. Mr. Ulve had vested in the first third of his options and with his resignation from Igene forfeited the balance. He has until January 21, 2004 to exercise the options that had vested. Mr. Benjaminsen has vested in the first two thirds of his options and will vest in the remaining portion on December 31, 2004. These options expire October 9, 2011. All 20,000,000 options are exercisable at $0.08 per share.


   	    IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
         For the years ended December 31, 2003 and 2002


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the two years ended December 31:

                                          2002             2003
                                        _______          _______
     Dividend yield                        ---              ---
     Expected volatility                437.67%           51.79%
     Risk-free interest rate              4.47%            4.21%
     Expected lives in years                10               10
     Fair value of options granted       $0.04            $0.04



    Warrants
    ________

    In  consideration for his work on the Board of Directors  Mr.
    Kimelman was awarded on May 13, 2003 11,000,000 warrants to purchase Igene common stock at $.06 per share. The warrants shall expire March 26, 2013.

    On February 22 2002, Igene issued and sold $1,000,000 in aggregate principal amount of 8% convertible debentures, 50% each to certain directors of Igene. These debentures are convertible into shares of Igene's common stock at $.04 per share based on the market price of Igene's shares at the time the debentures were agreed to. In consideration of the commitment to purchase the 8% convertible debenture, these directors also received an aggregate of 25,000,000 warrants to purchase common stock at $.04 per share. These debentures, if not converted earlier, become due on February 22 2012. Igene believes that the issuance and sale of the convertible debenture is exempt from registration under
    Section 4(2) of the Securities Act of 1933, as amended, based on, among other things, the fact that the purchasers of the securities were directors of the company at the time of purchase.

    On July 17 2002, Igene issued and sold $300,000 in aggregate principal amount of 8% convertible debentures, 50% each to certain directors of Igene. These debentures are convertible into shares of Igene's common stock at $.03 per share based on the market price of Igene's shares at the time the debentures were agreed to. In consideration of the commitment to purchase the 8% convertible debenture, these directors also received an aggregate of 10,000,000 warrants to purchase common stock at $.03 per share. These debentures, if not converted earlier, become due on July 17 2012. Igene believes that the issuance and sale of the convertible debenture is exempt from registration under
    Section 4(2) of the Securities Act of 1933, as amended, based on, among other things, the fact that the purchasers of the securities were directors of the company at the time of purchase.

    The following table summarizes warrants issued, outstanding and exercisable:


                                      As of December 31,
                                ______________________________

                                   2003               2002
                                ___________        ___________

    Issued                      205,266,073        198,016,073
    Outstanding                 205,266,073        198,016,073
    Exercisable                 205,266,073        198,016,073


	    IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
         For the years ended December 31, 2003 and 2002


    Common Stock
    ____________

    At December 31, 2003, 205,266,073 shares of authorized but unissued common stock were reserved for exercise of outstanding warrants, 35,488,250 shares of authorized but unissued common stock were reserved for exercise pursuant to the 1986, 1997 and 2001 Stock Option Plans, 9,999,999 shares were reserved for exercise of options held by Mr.
    Benjaminsen  and  Mr. Ulve, 51,210 shares of  authorized  but unissued common stock were reserved for issuance upon conversion of Igene's outstanding preferred stock, 375,000 shares of authorized but unissued common stock were reserved for issuance upon conversion of the Preferred Stock series B issued in conversion of the variable rate subordinated debenture, 8,910,778 shares were reserved for issue in accordance with Igene's manufacturing agreement with Fermic (see note 13) and 93,993,621 shares of authorized but unissued stock were reserved for issuance upon conversion of outstanding convertible notes.

    Preferred Stock
    _______________

    Igene exercised its right to satisfy the variable rate subordinate debenture on October 1, 2002 by converting the principal due under the variable rate subordinated debenture into 187,500 Shares of 8% Cumulative Convertible Preferred stock, Series B at $8.00 per share.

    The debenture bore interest at a rate of 8% per annum through September 30, 1996 and thereafter at a rate of 12% per annum. Interest was payable in cash through October 1, 1989. Thereafter, the debenture agreement provided that at the option and at the discretion of Igene, interest may be paid in shares of Igene's common stock at the greater of $2.25 per share or the average market value per share. During 2002 Igene issued 40,000 shares of its common stock as payment of interest on the debenture

    The  debenture was convertible into common stock of Igene  at any time at the option of the holder at an initial rate of $4 per share of common stock. The debenture was redeemable at the option of Igene at any interest payment date at par value plus accrued interest. (See note 7 relating to the exchange of certain redeemable preferred stock for a debenture).

    As of December 31, 2003, total dividends in arrears on Igene's preferred stock equal $249,905 (or $9.76 per share) on Igene's Series A and $90,000 (or $.48 per share) on Igene's Series B and are included in the carrying value of the redeemable preferred stock.

(12) Net Loss Per Common Share
     _________________________

    Net loss per common share for 2003 and 2002 is based on 90,438,251 and 81,544,079 weighted average shares, respectively. For purposes of computing net loss per common share, the amount of net loss has been increased by dividends declared and cumulative undeclared dividends in arrears on preferred stock.

    Common stock equivalents, including: options, warrants, convertible debt, convertible preferred stock, and exercisable rights have not been included in the computation of earnings per share in 2003 and 2002 because to do so would have been anti-dilutive. However, these common stock equivalents could have potentially dilutive effects in the future (see also notes 7, 8, 10 and 11).

(13) Commitments
     ___________

    Igene is obligated for office and laboratory facilities and other rentals under operating lease agreements, which expire in 2011. The basic annual rentals are expected to be approximately $93,600 under such leases. Annual rent expense


            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
         For the years ended December 31, 2003 and 2002



    relating to the leases for the years ended December 31,  2003 and 2002 approximated $93,600 and $90,000, respectively.

    Future minimum rental payments, in the aggregate and for each of the next five years are as follows:

                Year             Amount
               ______          __________
                2004            $110,294
                2005             110,294
                2006             112,318
                2007             114,710
                2008             117,162

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

     Based on production of AstaXin(R), Igene has committed to issue to Fermic up to a maximum of 20,000,000 shares of Igene common stock during a six year period expiring May 20, 2006 in accordance with the new manufacturing agreement. Based on quantities of AstaXin(R) produced 11,089,222 shares of Igene common stock has been issued to Fermic. This stock has been recorded as a manufacturing expense and also as an increase in common stock and additional paid in capital of $574,905. This amount has been computed based on the fair value of the stock as of the period in which the shares were earned.

(14) Contingencies
     ______________

     Previously reported litigation (original lawsuit filed July 21, 1997, U.S. District Court, Baltimore, MD) between Archer Daniels Midland, Inc. ("ADM") and Igene, involving allegations of patent infringement and counterclaims concerning the theft of trade secrets, was resolved on September 29, 2003. Resolution of the dispute between ADM and Igene did not result in an unfavorable outcome to Igene. Igene will continue to make and sell its product, AstaXin(R). The Company incurred $133,464 of litigation expenses for 2003 and $47,159 for 2003.

(15) Income Taxes
     ____________

     No income tax benefit or deferred tax asset is reflected in the financial statements. Deferred tax assets are recognized for future deductible temporary difference and tax loss carry forwards if their realization is "more likely than not".

     At  December  31,  2003,  Igene has federal  and  state  net
     operating loss carry-forwards of approximately   $23,400,000
     that  expire at various dates from 2003 through  2023.   The
     recorded  deferred  tax  asset,  representing  the  expected benefit  from  the future realization of the  net  operating
     losses, net of the valuation allowance,  was   $-0- for 2003
     and 2002.


            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
         For the years ended December 31, 2003 and 2002


       The sources of the deferred tax asset are approximately as follows:

         Net operating loss carry-forward benefit    $ 9,037,000
         Valuation allowance                          (9,037,000)
                                                     ____________

         Deferred tax asset, net                     $       ---
                                                     ============

(16) Uncertainty
     ___________

    Igene has incurred net losses in each year of its existence, aggregating approximately $39,000,000 from inception to December 31, 2003 and its liabilities and redeemable preferred stock exceeded its assets by approximately $3,861,000 at that date. These factors indicate that Igene will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

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

(17) Nature of Risks and Concentrations
     __________________________________

    Igene derived revenue during 2003 and 2002 from sales of the product, AstaXin(R). Substantially all of Igene's 2003 and 2002 sales were to fish producers in the aquaculture industry in Chile. During 2002, three customers, who are located in Chile, represented over 10% of sales each, for a total of 83% in the aggregate, accordingly, all of Igene Chile's receivables are located in Chile. Though development of the Joint Venture facility is underway, all of Igene or the Joint Venture's manufacturing operations for AstaXin(R) are currently conducted in a single manufacturing facility in Mexico City, Mexico.

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

(18) Simple Retirement Plan
     ______________________

   Effective January 1, 1997, Igene adopted a Simple Retirement Plan under Internal Revenue Code Section 408(p). The Plan is a defined contribution plan, which covers all of Igene's U.S. employees who receive at least $5,000 of compensation for the preceding year. The Plan permits elective employee contributions. Igene made nonelective contributions of 2% of each eligible employee's compensation for each year for the


           IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
         For the years ended December 31, 2003 and 2002


   period  January  1,  1997  through until  December  31,  2001.
   Effective January 1, 2003, Igene made an elective contribution of 3% of each eligible employee's compensation for each year. Igene's contributions to the plan for 2002 were $11,201, which is expensed in the 2002 statement of operations. Igene's contributions to the plan for 2003 were $17,631 which is expensed in the 2003 statement of operations.

                           SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Howard County, Maryland on March 26, 2004.


                       IGENE Biotechnology, Inc.

                       ________________________________________
                       (Registrant)


                       By /s/STEPHEN F. HIU
                          _____________________________________

                             STEPHEN F. HIU
                             President, Chief Technical Officer
                             and Treasurer

                       Date  March 26, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Title                      Date
_________                  _____                      _____

/s/ STEPHEN F. HIU         Director, President,       March 26, 2004
    ____________________   Chief Technical Officer,
    STEPHEN F. HIU         Treasurer

/s/ EDWARD J. WEISBERGER   Chief Financial Officer    March 26, 2004
    ____________________   (principal financial and
    EDWARD J. WEISBERGER    accounting officer)

/s/ THOMAS L. KEMPNER      Vice Chairman of Board     March 26, 2004
    ____________________   of Directors
    THOMAS L. KEMPNER

/s/ MICHAEL G. KIMELMAN    Chairman of the Board      March 26, 2004
    ____________________   of Directors
    MICHAEL G. KIMELMAN

/s/ SIDNEY R. KNAFEL       Director                   March 26, 2004
    ____________________
    SIDNEY R. KNAFEL

/s/ PATRICK F. MONAHAN     Director, Vice President   March 26, 2004
    ____________________   Secretary and
    PATRICK F. MONAHAN     Director of Manufacturing
