Form 10QSB
period 2004-03-31
IGENE BIOTECHNOLOGY INC
filed 2004-05-14
CIK 793160

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-QSB



(Mark One)

[x] Quarterly report under Section 13 or 15(D) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2004
                                           ______________


[ ]  Transition report under Section 13 or 15(D) of the Exchange
     Act

     For the transition period from __________ to __________


                   Commission file number 0-15888
                                          _______

                    IGENE Biotechnology, Inc.
_________________________________________________________________
(Exact name of Small Business Issuer as Specified in its Charter)


          Maryland                               52-1230461
________________________________              ___________________
(State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or organization)               Identification No.)


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

94,275,531 shares of common stock, par value $.01, as of May 12, 2004.
______________________________________________________________________

Transitional Small Business Disclosure Format (check one):

Yes                 No    X
    ___                  ___

                             FORM 10-QSB
                      IGENE Biotechnology, Inc.


                                INDEX



PART I  -  FINANCIAL INFORMATION

                                                            Page

     Consolidated Balance Sheets ..............................  5

     Consolidated Statements of Operations ....................  6

     Consolidated Statements of Stockholders' Deficit .........  7-8

     Consolidated Statements of Cash Flows ....................  9

     Notes to Consolidated Financial Statements ...............  10-14

     Management's Discussion and Analysis of Financial
     Conditions and Results of Operations .....................  15-20


PART II  -  OTHER INFORMATION .................................  21

SIGNATURES ....................................................  22

                      IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

               OF THE SECURITIES EXCHANGE ACT OF 1934

                               PART I

                        FINANCIAL INFORMATION

                                   IGENE Biotechnology, Inc.  and Subsidiaries
                                          Consolidated Balance Sheets

                                                                                March 31,       December 31,
                                                                                    2004               2003
                                                                             _____________     _____________
                                                                               (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                  $    183,551      $     63,075
  Accounts receivable                                                             200,306           156,458
  Due from Joint Venture                                                          430,260           495,183
  Prepaid expenses and other current assets                                        37,060            43,675
                                                                             _____________     _____________

                                                                                  851,177           758,391
OTHER ASSETS
  Property and equipment, net                                                     144,119           148,931
  Loans receivable from manufacturing agent                                       118,966           122,964
  Investment in unconsolidated Joint Venture                                   10,717,506        11,391,506
  Other assets                                                                      4,886             4,886
                                                                             _____________     _____________
     TOTAL ASSETS                                                            $ 11,836,654      $ 12,426,678
                                                                             =============     =============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                      $    220,357      $    185,862
  Equipment lease payable                                                             571             1,498
                                                                             _____________     _____________
     TOTAL CURRENT LIABILITIES                                                    220,928           187,360

LONG-TERM LIABILITIES
  Notes payable                                                                 5,842,767         5,842,767
  Convertible debentures                                                        4,814,212         4,814,212
  Accrued interest                                                              3,588,007         3,398,272
                                                                             _____________     _____________

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative, convertible, voting, series A, $.01 par value per share. Stated value was $17.92
  and $17.76, respectively.  Authorized 1,312,500 shares, issued 25,605           458,970           454,745
                                                                             _____________     _____________

  Carrying amount of redeemable preferred stock,
  8% cumulative, convertible, voting, series B, $.01 par value per share.
  Stated value was $8.96 and $8.80 respectively, per share. Authorized,
  issued and outstanding 187,500 shares.                                        1,680,000         1,650,000
                                                                             _____________     _____________
     TOTAL LIABILITIES                                                         16,604,884        16,347,356
                                                                             _____________     _____________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock --- $.01 par value per share. Authorized 750,000,000 shares;
  issued and outstanding 93,722,769and 92,747,469 shares, respectively.           937,228           927,475
  Additional paid-in capital                                                   34,534,267        34,471,490
  Deficit                                                                     (40,239,725)      (39,319,643)
                                                                             _____________     _____________
     TOTAL STOCKHOLDERS' DEFICIT                                               (4,768,230)       (3,920,678)
                                                                             _____________     _____________

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $ 11,836,654      $ 12,426,678
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


                               -5-

                               IGENE Biotechnology, Inc. and Subsidiaries
                                  Consolidated Statements of Operations
                                              (Unaudited)


                                                                             Three months ended
                                                                       _______________________________
                                                                         March 31,          March 31,
                                                                             2004               2003
                                                                       _____________     _____________
REVENUE
_______

  Sales - AstaXin(R)                                                   $       ---       $    310,782
  Cost of sales - AstaXin(R)                                                   ---           (300,534)
                                                                       _____________     _____________

  GROSS PROFIT                                                                 ---             10,247

OPERATING EXPENSES
__________________

  Marketing and selling                                                      48,022           101,286
  Research, development and pilot plant                                     208,410           155,397
  General and administrative                                                149,878           141,939
  Litigation expense                                                         13,080               ---
  Less operating expenses reimbursed by Joint Venture                      (363,044)              ---
                                                                       _____________     _____________

      TOTAL OPERATING EXPENSES                                               56,346           398,622
                                                                       _____________     _____________

      OPERATING LOSS                                                        (56,346)         (388,375)
                                                                       _____________     _____________

EQUITY IN LOSS OF UNCONSOLIDATED SUBSIDIARY                                (674,000)              ---
INTEREST EXPENSE                                                           (189,736)         (205,231)
                                                                       _____________     _____________

  NET LOSS FROM CONTINUING OPERATIONS                                      (920,082)         (593,606)
                                                                       _____________     _____________

DISCONTINUED OPERATIONS
_______________________

Gain on disposal of discontinued operations                                     ---           237,437
                                                                       _____________     _____________

  NET GAIN FROM DISCONTINUED OPERATIONS                                         ---           237,437
                                                                       _____________     _____________

      NET LOSS                                                         $   (920,082)     $   (356,169)
                                                                       =============     =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE
  FROM CONTINUING OPERATION                                            $      (0.01)     $      (0.01)
                                                                       _____________     _____________

BASIC AND DILUTED NET LOSS PER COMMON SHARE
   FROM DISCONTINUED OPERATIONS                                        $      (0.00)     $      (0.00)
                                                                       _____________     _____________

BASIC AND DILUTED NET LOSS PER COMMON SHARE                            $      (0.01)     $      (0.01)
                                                                       =============     =============







The accompanying notes are an integral part of the financial statements.

                               -6-

                     IGENE Biotechnology, Inc. and Subsidiaries
                  Consolidated Statements of Stockholders' Deficit
                                     (Unaudited)


                                                          Redeemable Preferred Stock
                                                     ______________________________________
                                                                (shares/amount)
Balance at January 1, 2003                                 213,155         $  1,947,774

Cumulative undeclared dividends
  on redeemable preferred stock                                ---                4,185

Exercise of employee stock options                             ---                  ---

Exercise of warrants                                           ---                  ---

Net loss for the three months ended March 31, 2003             ---                  ---
                                                      _____________        _____________

Balance at March 31, 2003                                  213,155         $  1,951,959
                                                      =============        =============


Balance at January 1, 2004                                 213,105         $  2,104,745

Cumulative undeclared dividends
  on redeemable preferred stock                                ---               34,225

Exercise of employee stock options                             ---                  ---

Exercise of warrants                                           ---                  ---

Net loss for the three months ended March 31, 2004             ---                  ---
                                                      _____________        _____________

Balance at March 31, 2004                                  213,105         $  2,138,970
                                                      =============        =============






















The accompanying notes are an integral part of the financial statements.

                               -7-

                                             IGENE Biotechnology, Inc. and Subsidiaries
                                         Consolidated Statements of Stockholders' Deficit
                                                      (Unaudited - Continued)


                                                                             Additional                           Total
                                                 Common Stock                 Paid-in                          Stockholders'
                                                (shares/amount)               Capital          Deficit           Deficit
                                            ___________________________    ______________   ______________   ______________

Balance at January 1, 2002                   92,943,746   $    929,437     $  22,387,604    $ (37,120,502)   $ (13,803,461)

Cumulative undeclared dividends
  on redeemable preferred stock                     ---            ---            (4,185)             ---           (4,185)

Shares received and retired in
  ProBio Sale                                (7,000,000)       (70,000)         (140,000)             ---         (210,000)

Shares issued for manufacturing agreement       580,711          5,808             8,709              ---           14,517

Net loss for the three months ended
  March 31, 2003                                    ---            ---               ---         (356,169)        (356,169)
                                           _____________  _____________     ______________   ______________   ______________

Balance at March 31, 2003                    86,524,457   $    865,245      $  22,252,128    $ (37,476,671)   $ (14,359,298)
                                           =============  =============     ==============   ==============   ==============

Balance at January 1, 2004                   92,747,469   $    927,475      $  34,471,490    $ (39,319,643)   $  (3,920,678)

Cumulative undeclared dividends
  On redeemable preferred stock                     ---            ---            (34,225)             ---          (34,225)

Employee stock option exercise                  300,000          3,000             15,500              ---           18,500

Shares issued for manufacturing Agreement       675,300          6,753             81,502              ---           88,255

Net loss for the three months ended
  March 31, 2004                                    ---            ---                ---         (920,082)        (920,082)
                                           _____________  _____________     ______________   ______________   ______________

Balance at March 31, 2004                    93,722,769   $    937,228      $  34,534,267    $ (40,239,725)   $  (4,768,230)
                                           =============  =============     ==============   ==============   ==============





















The accompanying notes are an integral part of the financial statements.

                                          IGENE Biotechnology, Inc. and Subsidiaries
                                            Consolidated Statements of Cash Flows
                                                         (Unaudited)


                                                                               Three months ended
                                                                            March 31,        March 31,
                                                                                2004             2003
                                                                          _____________   _____________
Cash flows from operating activities
   Net loss                                                               $   (920,082)   $   (356,169)
   Adjustments to reconcile net loss to net cash used
   by operating activities:
     Depreciation                                                                4,812           5,892
     Amortization                                                                  ---          29,129
     Manufacturing cost paid in shares of common stock                          88,255          14,517
     Equity in loss of unconsolidated joint venture                            674,000             ---
     Decrease (increase) in:
       Accounts receivable                                                     (39,850)        544,051
       Due from Joint Venture                                                   64,923             ---
       Inventory                                                                   ---        (407,172)
       Prepaid expenses and other current assets                                 6,615         (49,158)
     Increase (decrease) in
       Accounts payable and accrued expenses                                   224,230        (260,910)
                                                                          _____________   _____________

       Net cash provided by (used in) operating activities                     102,903        (479,820)
                                                                          _____________   _____________

Cash flows from investing activities
       Net cash used in investing activities                                       ---             ---
                                                                          _____________   _____________

Cash flows from financing activities
   Proceeds from borrowing                                                         ---         100,000
   Repayment of equipment lease payable                                           (927)            ---
   Proceeds from exercise of employee stock options                             18,500             ---
                                                                          _____________   _____________

       Net cash provided by financing activities                                17,573         100,000
                                                                          _____________   _____________

       Net increase (decrease) in cash and cash equivalents                    120,476        (379,820)

       Cash and cash equivalents
         at beginning of period                                                 63,075         497,711
                                                                          _____________   _____________

       Cash and cash equivalents
         at end of period                                                 $    183,551    $    117,891
                                                                          =============   =============

Supplementary disclosure and cash flow information
__________________________________________________

Cash paid for interest                                                    $        ---    $        141
Cash paid for income taxes                                                         ---             ---

See Note (2) for non-cash investing and financing activities.







The accompanying notes are an integral part of the financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
                  Notes to Financial Statements

(1)  Unaudited consolidated financial statements

     The March 31, 2004, consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operation and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of
     America. This quarterly report on Form 10-QSB should be read in conjunction with Igene's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(2)  Noncash investing and financing activities

     During the three months ended March 31, 2004 and 2003, the Company recorded in each quarter dividends in arrears on 8% redeemable preferred stock cumulating at $.16 per share aggregating $34,225, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

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

     On February 4, 2003, Igene sold its subsidiary, ProBio, to Fermtech AS in exchange for aggregate consideration valued at approximately $343,000, consisting of 7,000,000 shares of Igene common stock that ProBio owned (including 2,000,000 shares that may be reissued to Fermtech as described below), valued for the purposes of the acquisition at $.03 per share, plus forgiveness of approximately $168,000 of debt that Igene owed to ProBio at the time of purchase in 2001. 1,000,000 of the escrowed shares of common stock were delivered to Fermtech. If Mr. Benjaminsen remains employed by Igene through February 2005, the remaining 1,000,000 escrowed shares will be released from escrow and delivered to Fermtech.

     During  the  three months ended March 31, 2003, the  Company extended  scheduled repayment on demand notes of  $6,043,659 and related accrued interest of $2,865,810 until March 31, 2006.

(3)  Foreign Currency Translation and Transactions

     Since the day-to-day operations of Igene's foreign subsidiary in Chile are dependent on the economic environment of Igene's currency, the financial position and results of operations of Igene's Chilean subsidiary are determined using Igene's reporting currency (US dollars) as the functional currency. All exchange gains and losses from remeasurement of monetary assets and liabilities that are not denominated in US dollars are recognized currently in income. These losses and gains occur primarily as a result of the effect of valuation of the Chilean Peso on Igene's accounts receivables, which are mostly denominated in Pesos.

           IGENE Biotechnology, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                           (continued)

(4)  Joint Venture

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

(5)  Stockholders' Equity (Deficit)

     As  of  March 31, 2004 and 2003, 426,210 and 427,310 shares, respectively, of authorized but unissued common  stock  were
     reserved   for  issue  upon  conversion  of  the   Company's
     outstanding preferred stock.

     As  of  March  31,  2004  and  2003,  74,486,000  shares  of authorized but unissued common stock were reserved for distribution and exercise pursuant to the Company's Employee
     Stock Option Plans.

     As  of  March  31,  2004,  and  2003,  6,666,666  shares  of authorized  but  unissued  common stock  were  reserved  for
     distribution   and  exercise  pursuant   to   stock   option
     agreements with past officers of the Company.

     As  of  March  31,  2004  and  2003,  17,565,970  shares  of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes held by directors of the Company in the aggregate amount of 1,082,500.

     As  of  March  31,  2004  and  2003,  66,427,651  shares  of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes held by directors of the Company.

     As  of  March  31,  2004  and  2003,  10,000,000  shares  of authorized but unissued common stock were reserved  for  the
     conversion  of  outstanding  convertible  promissory   notes
     issued as part of the purchase of ProBio.

     As  of  March 31, 2004 and 2003, 205,266,073 and 198,016,073
     shares,  respectively,  of authorized  but  unissued  common
     stock   were   reserved  for  the  exercise  of  outstanding
     warrants.

     As  of  March  31, 2004 and 2003, 8,235,417  and  11,696,731
     shares, respectively, of authorized but unissued common stock were reserved for issuance to the Company's contract manufacturer pursuant to the terms of the current manufacturing contract.

           Notes to Consolidated Financial Statements
           IGENE Biotechnology, Inc. and Subsidiaries
                           (continued)


 (6) Basic and diluted net loss per common share

     Basic and diluted net loss per common share for the three-month periods ended March 31, 2004 and 2003 is based on 92,747,469 and 86,524,457, respectively, of weighted average common shares outstanding. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends in arrears on preferred stock. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

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

(8)  Uncertainty

     Igene has incurred net losses in each year of its existence, aggregating approximately $40,200,000 from inception to March 31, 2004 and its liabilities and redeemable preferred stock exceeded its assets by approximately $4,768,000 at that date. These factors indicate that Igene may not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

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

(9)  Stock Based Compensation

     The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock option based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The















                               -12-
           Notes to Consolidated Financial Statements
           IGENE Biotechnology, Inc. and Subsidiaries
                           (continued)


(9)  Stock Based Compensation (continued)

     following table illustrates the effect on the net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", to stock-based employee compensation for the periods ended March 31:


                                                             2004            2003
                                                        _____________   _____________
    Net loss:
       As reported                                      $   (920,082)   $   (356,169)
     Less pro forma stock-based employee
       compensation expense determined under fair
       value based method net of related tax effects        (156,892)       (171,250)
                                                        _____________   _____________

     Net loss per common share:                           (1,076,974)       (527,419)
                                                        =============   =============
     Net loss per Share:
       Basic - as reported                              $      (0.01)   $      (0.01)
       Basic - pro forma                                $      (0.01)   $      (0.01)

       Diluted - as reported                            $      (0.01)   $      (0.01)
       Diluted - pro forma                              $      (0.01)   $      (0.01)


(10) Recent Accounting Pronouncements

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both a liability and equity. It requires that an issuer classify certain financial instruments as a liability, although the financial instrument may previously have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting this pronouncement required the reclassification of $2.04 million of redeemable preferred stock as a liability as of December 31, 2003.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which explains identification of variable interest entities and the assessment of whether to consolidate these entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the involved parties. The provisions of FIN 46 are effective for all financial statements issued after January 1, 2003. The Company has no significant variable interests in any entities that would require disclosure or consolidation. The Company's investment in the Joint Venture does not meet the criteria of a variable interest entity under FIN 46.


                              -13-



           Notes to Consolidated Financial Statements
           IGENE Biotechnology, Inc. and Subsidiaries
                           (continued)


(11) Summary of Significant Activity of Joint Venture

     The following statement displays the significant activity for the joint venture for the three-month period ended March 31, 2004. As shown below, 50% of the activity is recorded as part of Igene's Financial Statements as income from investment in Joint Venture:

                                                    Three Months
                                                    March 31,
                                                    2004
                                                    _____________

     Net Sales                                      $  1,144,000
       Less:  manufacturing cost                      (1,863,000)
                                                    _____________

     Gross Profit                                       (719,000)
       Less:  selling, general and administrative       (622,000)
                                                    _____________

     Operating Loss                                   (1,341,000)
     Interest Income                                      (7,000)
                                                    _____________

     Loss before tax                                $ (1,348,000)
                                                    =============

     50% equity interest Igene                      $   (674,000)
                                                    =============
































                              -14-
           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

CAUTIONARY STATEMENTS FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

EXCEPT FOR HISTORICAL FACTS, ALL MATTERS DISCUSSED IN THIS REPORT, WHICH ARE FORWARD LOOKING, INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. CERTAIN STATEMENTS IN THIS REPORT SET FORTH MANAGEMENT'S INTENTIONS, PLANS, BELIEFS, EXPECTATIONS OR PREDICTIONS OF THE FUTURE BASED ON CURRENT FACTS AND ANALYSES. WHEN WE USE THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "ESTIMATE," "INTEND" OR SIMILAR EXPRESSIONS, WE INTEND TO IDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENT, DUE TO A VARIETY OF FACTORS, RISKS AND UNCERTAINTIES. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, COMPETITIVE PRESSURES FROM OTHER COMPANIES AND WITHIN THE BIOTECH INDUSTRY, ECONOMIC CONDITIONS IN THE COMPANY'S PRIMARY MARKETS, EXCHANGE RATE FLUCTUATIONS, REDUCED PRODUCT DEMAND, INCREASED COMPETITION, INABILITY TO PRODUCE REQUIRED CAPACITY, UNAVAILABILITY OF FINANCING, GOVERNMENT ACTION, WEATHER CONDITIONS AND OTHER UNCERTAINTIES.

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

     The Joint Venture inventories are stated at the lower of cost or market. Cost is determined using a weighted-average approach, which approximates the first-in first-out method. If the cost of the inventories exceeds their expected market value, provisions are recorded for the difference between the cost and the market value. Inventories consist of currently marketed products.

     The Joint Venture recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns and discounts.

     The Joint Venture will enter into a lease of real property with an affiliate of Tate & Lyle in Selby, England upon which a new manufacturing facility will be constructed and operated by the Joint Venture. The Joint Venture is accounted for under the equity method of accounting as the Company has a 50% ownership interest.

Results of Operations
_____________________

Sales and other revenue

     As part of the Joint Venture agreement, all further sales are recognized through the venture company. Therefore, Igene recorded no sales of AstaXin(R) during the quarter ended March 31, 2004. Sales of AstaXin(R) during the quarter ended March 31, 2003, were $310,782. Sales have been limited in the past due to insufficient production quantity. As of June, 2003, Igene had sold its remaining inventory to the Joint Venture as part of the venture agreement. Management anticipates that the joint venture with Tate & Lyle will provide a more dependable product flow. However, there can be no assurance of the dependability of production, or that any increases in production or sales will occur, or that if they occur, they will be material.




                              -15-


                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Cost of sales and gross profit

    As with Sales Revenue, future Cost of Sale and Gross Profit will be recognized through the Joint Venture. As a result, Igene reported no gross profit on sales of AstaXin(R) for the quarter ended March 31, 2004. Gross profit on sales of AstaXin(R) was $10,247 for the three month period ended March 31, 2003. Gross profit was 3% of sales for the three months ended March 31, 2003. The Company attributed the fall in gross profit to a combination of pricing pressure in the market and inefficiencies in production. Demand is expected to increase in customer usage and increases in our market share. Management expects that sales and gross profits may continue to be limited by the quantities of AstaXin(R) the Company is able to produce with its presently available capacity with its contract manufacturer, while the Joint Venture prepares to produce product. The Company believes that the lack of capacity should be alleviated as the joint venture plant begins production in 2004. Sales and gross profit growth, if any, may be limited unless augmented by these increases in production, as well as production efficiency resulting from process research and development. Management expects the level of gross profit to improve in the future as a percentage of sales, with expected increases in production efficiency realized from the Joint Venture with Tate & Lyle offsetting pricing competition, but can provide no assurances in that regard to future increased production or future increased margin.

     No cost of sales for the quarter ended March 31, 2004 were recorded, as compared with cost of sales of $300,534, for the quarter ended March 31, 2003.

Marketing and selling expenses

     For the quarters ended March 31, 2004 and 2003, Igene recorded Marketing Expense in the amount of $48,022 and $101,286, respectively, a decrease of $53,264 or 53%. As a result of the disposition of ProBio, Igene has reduced selling costs that were incurred as part of the combination, such as a larger sales force. In addition, the reduction of salable product currently available to Igene from its current manufacturer has caused a corresponding reduction in Marketing and Selling expense. As a result of the Joint Venture with Tate and Lyle, Igene is expecting an increase in salable product with a corresponding increase in sales costs at the point the new facility is in production. Additionally, as a result of the Joint Venture these expenses will be reimbursed to Igene by the Joint Venture. However no assurances can be made in regards to increased production from the new facility or the corresponding increase in selling costs.

Research, development and pilot plant expenses

     For the quarter ended March 31, 2004 and 2003, Igene recorded research and development costs in the amount of $208,410 and $155,397, respectively, an increase of $53,013 or 34%. Costs increased in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, developing higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology. Igene is hoping this will lead to an increase in salable product at a reduced cost to Igene and the Joint Venture. However, no assurances can be made in that regard. These costs are currently funded through reimbursement from the Joint Venture.

Operating expenses

     General and administrative expenses for the quarter ended March 31, 2004 and 2003 were $149,878 and $141,939 respectively, an increase of $7,939 or 6%. These costs are expected to remain constant, as Igene works to keep overhead costs at a reduced level and spend funds on research and development efforts. A portion of this cost is funded by reimbursement through the Joint Venture and the remainder will need to be funded through profitable operations or through contributions from directors; though neither of these can be assured.





                              -16-


                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Litigation expenses

     Previously reported litigation (original lawsuit filed July 21, 1997, U.S. District Court, Baltimore, MD) between Archer Daniels Midland, Inc. ("ADM") and Igene, involving allegations of patent infringement and counterclaims concerning the theft of trade secrets, was resolved on September 29, 2003. Resolution of the dispute between ADM and Igene did not result in an unfavorable outcome to Igene. Igene will continue to make and sell its product, AstaXin(R). The Company incurred $13,080 of litigation expenses for three months ended March 31, 2004. With the settlement of this matter no future costs associated with this matter are expected.

Expenses reimbursement by Joint Venture

     As part of the Joint Venture agreement, costs incurred by Igene related to production, research and development, as well as those related to the marketing of AstaXin(R), are considered costs of the joint venture and therefore are reimbursed by the Joint Venture. For the quarter ended March 31, 2004, costs reimbursed by the Joint Venture totaled $363,044. The costs covered $48,022 of marketing costs, $208,410 of research and development costs and $107,000 of general and administrative costs.

Interest expense

     Interest expense for the quarters ended March 31, 2004 and 2003, was $189,736 and $205,231, respectively, a decrease of $15,495 or 8%. The interest expense was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debenture in both periods. The decrease is due to the conversion by holders of long term debt to equity, through the use of warrant exercise.

Equity in earnings of unconsolidated subsidiary

     The following statement displays the significant activity for the joint venture for the three-month period ended March 31, 2004. As shown below 50% of the activity is recorded as part of Igene's Financial Statements as income from investment in Joint
Venture:

                                                    Three Months
                                                    March 31,
                                                    2004
                                                    _____________

     Net Sales                                      $  1,144,000
       Less:  manufacturing cost                      (1,863,000)
                                                    _____________

     Gross Profit                                       (719,000)
       Less:  selling, general and administrative       (622,000)
                                                    _____________

     Operating Loss                                   (1,341,000)
     Interest Income                                      (7,000)
                                                    _____________

     Loss before tax                                $ (1,348,000)
                                                    =============

     50% equity interest Igene                      $   (674,000)
                                                    =============



     As a result of the Joint Venture, the production, sales and marketing of AstaXin(R) now takes place through the unconsolidated Joint Venture subsidiary. For the quarter ended March 31, 2004, Igene's portion of the Joint Venture loss was
$674,000.   The  loss  was  a  result  of  a  50% interest in the
following: Gross profit (loss) for the quarter was $(719,000) on sales of $1,144,000, less manufacturing cost of $1,863,000. Selling and general and administrative expenses for the period were $622,000 and interest income (expense) was $(7,000). The resulting loss before tax was $1,348,000. For the quarter ended March 31, 2004, Igene's 50% portion of the Joint Venture loss was $674,000.
                              -17-


                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Disposition of ProBio Subsidiary

     As reported in the Current Report on Form 8-K filed February 20, 2003, the Company, in an effort to focus on and grow its core business, disposed of all 10,000 of the issued and outstanding shares of capital stock of its former subsidiary, ProBio
Nutraceuticals, AS, a Norwegian corporation. Fermtech AS, a joint stock company incorporated in the Kingdom of Norway and owned equally by our then chief executive officer, Stein Ulve and our then-chief marketing officer, Per Benjaminsen, purchased the shares of ProBio. Mr. Ulve resigned as CEO and director of Igene and Mr. Benjaminsen no longer acts as our chief marketing officer, effective December 31, 2002, though Mr. Benjaminsen has maintained a position with Igene.

     The amount of consideration paid for the ProBio stock was determined through arms-length negotiations between Igene management, on behalf of Igene, and Mr. Ulve, on behalf of Fermtech. The principles followed in determining the amount paid for the ProBio shares involved a consideration of ProBio's cash flow, cash position, revenue and revenue prospects.

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

Net loss and basic and diluted net loss per common share

     As a result of the foregoing, the Company reported net losses of $920,082 and $356,169, respectively, for the quarters ended March 31, 2004 and 2003, an increase in loss of $563,913 or 158%. This represents a loss of $.01 per basic and diluted common share in each of the quarters ended March 31, 2004 and 2003. The weighted average number of shares of common stock outstanding of 92,747,469 and 86,524,457for the quarters ended March 31, 2004 and 2003, respectively, has increased by 4,391,537 shares. This resulted from the weighted average adjustments of the following transactions: the issuance of 3,750,00 shares of common stock in exercise of warrants,
2,880,607 shares issued to the manufacturer as part of the agreement, 166,666 shares issued to Mr. Hiu and Mr. Monahan in lieu of compensation, and 100,000 shares issued as part of employee stock option exercises.

                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Financial Position

     During  the  three-month  periods  ended  March 31, 2004 and
2003, in addition to the joint venture previously discussed,  the
following   actions  also  materially  affected   the   Company's
financial position:

   - Increases in accounts payable and accrued expense for the quarter ended March 31, 2004 of $224,230 and decreases in funds due from the Joint Venture of $64,923 were sources of cash; these were slightly offset by a $39,850 increase in accounts receivable as a use of cash;

   - Proceeds of employee stock options provided $18,500 in cash flows; and

   -  The  carrying  value  of  redeemable  preferred  stock  was increased and paid-in capital available to common shareholders was decreased by $34,225 in 2004 and $4,185 in 2003, reflecting cumulative unpaid dividends on redeemable preferred stock.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of March 31, 2004, total dividends in arrears on Igene's preferred stock total $254,001 ($9.92 per share) and are included in the carrying value of the redeemable preferred stock.

Liquidity and Capital Resources

     Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of March 31, 2004, Igene had working capital of $630,249, and cash and cash equivalents of $183,551. Currently Igene is also funded by research and development reimbursements from the Joint Venture.

     Cash provided by (used in) operating activities during the three-month period ended March 31, 2004 and 2003, amounted to $102,903 and $(479,820), respectively.

     No cash was provided by or used in investing activities for the three-month period ended March 31, 2004 and 2003.

     Cash provided by financing activities was $175,073 during the first quarter of 2004, this was due to employee stock options exercised for $18,500, less repayment of lease payable. During the three months ended March 31, 2003 $100,000 was provided by financing activities consisting of notes from directors.

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

    The Company does not believe that inflation had a significant impact on its operations during the three-month periods ended
March 31, 2004 and 2003.

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

Item 3.   Defaults Upon Senior Securities.

In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of March 31, 2004, total dividends in arrears on the Company's preferred stock total $254,001 ($9.92 per share) and are included in the carrying value of the redeemable preferred stock.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 3.1 - Articles  of  Incorporation of the Registrant,
          as   amended  to  date,  constituting  Exhibit  3.1  to
          Registration Statement No. 333-41581 on Form SB-2 are hereby incorporated herein by reference.

     Exhibit 3.2 - By-Laws   of   the   Registrant,  constituting
          Exhibit  3.2 to the Registrant's Registration Statement
          No. 33-5441 on Form S-1, are hereby incorporated herein by reference.

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



                                 IGENE Biotechnology, Inc.
                                 ______________________________
                                 (Registrant)



Date   May 14, 2004              By  /s/STEPHEN F. HIU
                                    ___________________________
                                        STEPHEN F. HIU
                                        President




Date   May 14, 2004              By  /s/EDWARD J. WEISBERGER
                                    ___________________________
                                        EDWARD J. WEISBERGER
                                        Chief Financial Officer

                            EXHIBIT INDEX

     Exhibit 3.1 - Articles of Incorporation of the Registrant, as amended to date, constituting Exhibit 3.1 to Registration Statement No. 333-41581 on Form SB-2 are hereby incorporated herein by reference.

     Exhibit 3.2 - By-Laws  of  the Registrant, constituting  Exhibit
          3.2 to the Registrant's Registration Statement No. 33-5441 on Form S-1, are hereby incorporated herein by reference.

     Exhibit 31(a) - Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

     Exhibit 31(b) - Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

     Exhibit 32(s) -  Certification   of   Chief   Executive  Officer
          pursuant to 18 U.S.C. SECTION 1350.

     Exhibit 32(b) -  Certification   of   Chief   Financial  Officer
          pursuant to 18 U.S.C. SECTION 1350.