Form 10QSB
period 2004-06-30
IGENE BIOTECHNOLOGY INC
filed 2004-08-13
CIK 793160

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-QSB


(Mark One)

[x] Quarterly report under Section 13 or 15(D) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 2004

[ ]     Transition report under Section 13 or 15(D) of the Exchange
        Act

        For the transition period from _______ to _______


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

Yes     x          No
       ___               ___


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
97,047,020 shares as of August 10, 2004.
_______________________________________

Transitional Small Business Disclosure Format (check one):

Yes                No     x
       ___               ___

                             FORM 10-QSB
                      IGENE Biotechnology, Inc.


                                INDEX



PART I    -    FINANCIAL INFORMATION

                                                            Page

     Consolidated Balance Sheets .........................  5-6

     Consolidated Statements of Operations ...............  7

     Consolidated Statements of Stockholders' Deficit.....  8-9

     Consolidated Statements of Cash Flows ...............  10

     Notes to Consolidated Financial Statements ..........  11-16

     Management's Discussion and Analysis of Financial
     Conditions and Results of Operations ................  17-22

PART II   -    OTHER INFORMATION .........................  23-24

SIGNATURES ...............................................  25

EXHIBIT INDEX ............................................  26

                      IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

               OF THE SECURITIES EXCHANGE ACT OF 1934

                               PART I
                        FINANCIAL INFORMATION

           IGENE Biotechnology, Inc. and Subsidiaries
                   Consolidated Balance Sheets


                                                June 30,   December 31,
                                                   2004           2003
                                              ____________ ____________
                                              (Unaudited)
ASSETS
CURRENT ASSETS

  Cash and cash equivalents                   $    36,586  $    63,075
  Accounts receivable                             102,333      156,458
  Due From Joint Venture                          697,243      495,183
  Prepaid expenses and other current assets        30,499       43,675
                                              ____________ ____________

                                                  866,661      758,391


OTHER ASSETS
  Property and equipment, net                     139,307      148,931
  Loans receivable from manufacturing agent       118,965      122,964
  Investment in unconsolidated joint venture    9,629,506   11,391,506
  Other assets                                      5,195        4,886
                                              ____________ ____________

     TOTAL ASSETS                             $10,759,634  $12,426,678
                                              ============ ============























  The accompanying notes are an integral part of the financial statements.



                              IGENE Biotechnology, Inc. and Subsidiaries
                                     Consolidated Balance Sheets
                                           (continued)

                                                                       June 30,    December 31,
                                                                          2004            2003
                                                                  _____________   _____________
                                                                   (Unaudited)
LIABILITIES, REDEEMABLE PREFERED STOCK
  AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                           $    212,035    $    185,862
  Equipment lease payable                                                  ---           1,498
                                                                  _____________   _____________

     TOTAL CURRENT LIABILITIES                                         212,035         187,360

LONG-TERM LIABILITIES
  Notes payable                                                      5,842,267       5,842,767
  Convertible debentures                                             4,624,212       4,814,212
  Accrued interest                                                   3,800,899       3,398,272

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred
     stock, 8% cumulative, convertible,
     voting, series A, $.01 par value per
     share. Stated value was $ 18.08
     and $17.44, respectively.  Authorized
     1,312,500 shares, issued 18,509 and 25,605 respectively           334,643         454,745
                                                                  _____________   _____________

  Carrying amount of redeemable preferred stock,
     8% cumulative, convertible, voting, series B,
     $.01 par value per share.  Stated value $8.80 per share.
     Authorized, issued and outstanding zero and 187,500 shares,
     respectively, Redemption amount $1,500,000                            ---       1,650,000
                                                                  _____________   _____________

     TOTAL LIABILITIES                                              14,814,056      16,347,356
                                                                  _____________   _____________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock --- $.01 par value per share.
     Authorized 750,000,000 shares;
     issued and outstanding 98,003,270
     and 92,747,469 shares, respectively.                              980,033         927,475
  Additional paid-in capital                                        36,721,538      34,471,490
  Deficit                                                          (41,755,993)    (39,319,643)
                                                                  _____________   _____________

     TOTAL STOCKHOLDERS' DEFICIT                                    (4,054,422)     (3,920,678)
                                                                  _____________   _____________
     TOTAL LIABILITIES AND
     STOCKHOLDERS' DEFICIT                                        $ 10,759,634    $ 12,426,678
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

                                      IGENE Biotechnology, Inc. and Subsidiaries
                                        Consolidated Statements of Operations
                                                      (Unaudited)

                                                            Three months ended             Six months ended
                                                         __________________________   __________________________
                                                           June 30,      June 30,       June 30,      June 30,
                                                              2004          2003           2004          2003
                                                         ____________  ____________   ____________  ____________
REVENUE
_______

  Sales - AstaXin(R)                                     $       ---   $   152,705    $       ---   $   463,486
  Cost of sales - AstaXin(R)                                     ---       143,962            ---       444,946
                                                         ____________  ____________   ____________  ____________

          GROSS PROFIT                                           ---         8,743            ---        18,540
                                                         ____________  ____________   ____________  ____________

OPERATING EXPENSES
__________________

  Marketing and selling                                      161,245       118,569        209,267       219,855
  Research, development and pilot plant                      195,522       223,004        403,932       378,401
  General and administrative                                 210,950       242,388        360,828       384,327
  Litigation expense                                          27,500           ---         40,580           ---
  Operating expenses reimbursed by Joint Venture            (380,131)     (564,381)      (743,175)     (564,381)
                                                         ____________  ____________   ____________  ____________

          TOTAL OPERATING EXPENSES                           215,086        19,580        271,432       418,202
                                                         ____________  ____________   ____________  ____________

          OPERATING LOSS                                    (215,086)      (10,837)      (271,432)     (399,662)

EQUITY IN LOSS OF UNCONSOLIDATED SUBSIDIARY               (1,088,000)     (347,000)    (1,762,000)     (347,000)

INTEREST EXPENSE                                            (213,182)     (177,901)      (402,918)     (383,132)
                                                         ____________  ____________   ____________  ____________

  NET LOSS FROM CONTINUING OPERATIONS                     (1,516,268)     (535,738)    (2,436,350)   (1,129,794)

DISCONTINUED OPERATIONS
_______________________

Gain on disposal of discontinued operations                      ---           ---            ---       237,437
                                                         ____________  ____________   ____________  ____________

           NET LOSS                                      $(1,516,268)  $  (535,738)   $(2,436,350)  $  (892,357)
                                                         ============  ============   ============  ============
BASIC AND DILUTED NET LOSS PER COMMON SHARE
  FROM CONTINUING OPERATIONS                             $     (0.02)        (0.01)   $     (0.03)        (0.01)
                                                         ____________  ____________   ____________  ____________

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
  FROM DISCONTINUED OPERATIONS                           $     (0.00)        (0.00)   $     (0.00)        (0.00)
                                                         ____________  ____________   ____________  ____________

BASIC AND DILUTED NET LOSS PER COMMON SHARE              $     (0.02)        (0.00)   $     (0.03)        (0.01)
                                                         ============  ============   ============  ============








The accompanying notes are an integral part of the financial statements.

               IGENE Biotechnology, Inc. and Subsidiaries
            Consolidated Statements of Stockholders' Deficit
                               (Unaudited)


                                                 Redeemable Preferred Stock
                                                       (shares/amount)
                                                 __________________________

Balance at January 1, 2003                          213,655      $1,947,774

Cumulative undeclared dividends
  on redeemable preferred stock                         ---           8,194

Conversion of preferred stock to common                 550          (9,416)

Exercise of warrants                                    ---             ---

Net loss for the six months ended June 30, 2003         ---             ---
                                                 ===========     ===========

Balance at June 30, 2003                            213,105      $1,946,552
                                                 ===========     ===========

Balance at January 1, 2004                          213,105      $2,104,745

Cumulative undeclared dividends
  on redeemable preferred stock                         ---           7,058

Conversion of preferred stock to common            (194,596)     (1,777,160)

Exercise of warrants                                    ---             ---

Net loss for the six months ended June 30, 2004         ---             ---
                                                 ===========     ===========

Balance at June 30, 2004                             18,509      $  334,643
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

                                        IGENE Biotechnology, Inc. and Subsidiaries
                                     Consolidated Statements of Stockholders' Deficit
                                                 (Unaudited - Continued)

                                                                               Additional                  Total
                                                           Common Stock        Paid-in                     Stockholders'
                                                          (shares/amount)      Capital       Deficit       Deficit
                                                     _________________________ _____________ _____________ _____________
Balance at January 1, 2003                            92,943,746  $   929,437  $ 22,387,604  $(37,120,502) $(13,803,461)

Cumulative undeclared dividends
  on redeemable preferred stock                              ---          ---        (8,450)          ---        (8,450)

Shares received and retired in ProBio Sale            (7,000,000)     (70,000)     (140,000)          ---      (210,000)

Investment in unconsolidated joint venture                   ---          ---    11,983,131           ---    11,983,131

Shares issued for manufacturing agreement              1,130,023       11,301        33,435           ---        44,736

Net loss for the six months ended June 30, 2003              ---          ---           ---      (892,357)     (892,357)
                                                     ============ ============ ============= ============= =============

Balance at June 30, 2003                              87,073,769  $   870,738  $ 34,255,721  $(38,012,859) $ (2,886,400)
                                                     ============ ============ ============= ============= =============

Balance at January 1, 2004                            92,747,469  $   927,475  $ 34,471,490  $(39,319,643) $ (3,920,678)

Cumulative undeclared dividends
  on redeemable preferred stock                              ---          ---        (7,058)          ---        (7,058)

Conversion of redeemable preferred stock                 389,192        3,892     1,773,268           ---     1,777,160

Shares issued for manufacturing agreement              1,361,609       13,616       171,263           ---       184,879

Shares reissued for ProBio agreement                   1,000,000       10,000       100,000           ---       110,000

Conversion of ProBio debentures                        1,900,000       19,000       171,000           ---       190,000

Shares issued for payment of legal services              250,000        2,500        25,000           ---        27,500

Conversion of Notes Payable                                5,000           50           325           ---           375

Exercise of employee stock options                       350,000        3,500        16,250           ---        19,750

Net loss for the six months ended June 30, 2004              ---          ---           ---    (2,436,350)   (2,436,350)
                                                     ============ ============ ============= ============= =============

Balance at June 30, 2004                              98,003,270  $   980,033  $ 36,721,538  $(41,755,993) $ (4,054,422)
                                                     ============ ============ ============= ============= =============











The accompanying notes are an integral part of the financial statements.

                            IGENE Biotechnology, Inc. and Subsidiaries
                              Consolidated Statements of Cash Flows
                                         (Unaudited)

                                                                        Six months ended
                                                                      June 30,       June 30,
                                                                         2004           2003
                                                                   ____________   ____________
Cash flows from operating activities
  Net loss                                                         $(2,436,350)   $  (892,357)
  Adjustments to reconcile net loss to net cash used
  by operating activities:
     Depreciation                                                        9,624         11,784
     Amortization                                                          ---         54,729
     Issuance of Shares to Fermtech per ProBio agreement               110,000            ---
     Manufacturing cost paid in shares of common stock                 184,879         44,736
     Issuance of common stock for legal services                        27,500            ---
     Equity in loss of unconsolidated sub                            1,762,000        347,000

     Decrease (increase) in:
        Accounts receivable                                             58,125        (48,590)
        Inventory                                                          ---        374,709
        Due from Joint Venture                                        (202,060)           ---
        Prepaid expenses and other current assets                       12,866         43,729

     Increase (decrease) in:
        Accounts payable and accrued expenses                          428,800         29,974
                                                                   ============   ============

  Net cash used in operating activities                                (44,616)       (34,286)
                                                                   ============   ============

Cash flows from investing activities
  Capital (expenditures) and sales                                         ---          3,209
                                                                   ============   ============

  Net cash provided by investing activities                                ---          3,209
                                                                   ============   ============

Cash flows from financing activities
  Proceeds (repayment) from borrowing                                     (125)      (100,000)
  Payment of equipment lease                                            (1,498)           ---
  Proceeds from exercise of employee stock options                      19,750            ---
                                                                   ============   ============

  Net cash (used) provided by financing activities                      18,127       (100,000)
                                                                   ============   ============

  Net decrease in cash and cash equivalents                            (26,489)      (131,077)

  Cash and cash equivalents at beginning of period                      63,075        497,711
                                                                   ============   ============

  Cash and cash equivalents at end of period                       $    36,586    $   366,634
                                                                   ============   ============
Supplementary disclosure and cash flow information
__________________________________________________

Cash paid for interest                                             $    24,347    $    30,994
Cash paid for income taxes                                                 ---            ---

See Note (2) for non-cash investing and financing activities.


                  The accompanying notes are an integral part of the financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
                  Notes to Financial Statements

(1)  Unaudited consolidated financial statements

     The June 30, 2004, consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operation and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of
     America. This quarterly report on Form 10-QSB should be read in conjunction with Igene's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(2)  Nature of Operations

     Igene Biotechnology, Inc. (the "Company") was incorporated under the laws of the State of Maryland on October 27, 1981 as "Industrial Genetics, Inc." Igene changed its name to "IGI Biotechnology, Inc." on August 17, 1983 and to "Igene Biotechnology, Inc." on April 14, 1986. Igene is located in Columbia, Maryland and is engaged in the business of industrial microbiology and related biotechnologies. As a result of the stock purchase, ProBio became our wholly-owned subsidiary. Igene has operational subsidiaries in Norway and Chile. IGENE Biotechnology, Inc. (the "Company") is engaged in the business of developing, marketing, and manufacturing specialty ingredients for human and animal nutrition. Igene was formed to develop, produce and market value-added specialty biochemical products. Igene is a supplier of natural astaxanthin, an essential nutrient in different feed applications and as a source of pigment for coloring farmed salmon species. Igene also supplies nutraceutical ingredients, as well as consumer ready health food supplements, including astaxanthin. Igene is focused on fermentation technology, pharmacology, nutrition and health in its marketing of products and applications worldwide.

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

     In an effort to develop a dependable source of production, March 19, 2003, Tate & Lyle PLC and Igene Biotechnology, Inc. announced a 50:50 joint venture to produce AstaXin(R) for the aquaculture industry. Production will utilize Tate & Lyle's fermentation capability together with the unique technology developed by Igene. Part of Tate & Lyle's existing Selby, England, citric acid facility will be modified to include the production of 1,500 tons per annum of this product. Tate & Lyle's investment of $25 million includes certain of its facility assets currently used in citric acid production. Commercial production is expected to commence in the calendar year 2004.

(3)  Noncash investing and financing activities

     During the six months ended June 30, 2004, the 194,596 shares of redeemable preferred stock, with a recorded aggregate value of $1,777,160, were converted into 389,192 shares of common stock. This portion included the 8% Cumulative Convertible Preferred Stock, Series B and has relieved the company of this amount from long-term debt.

     During the six months ended June 30, 2004, $190,000 of the $1,000,000 of Convertible Debentures issued as part of the 2001 ProBio purchase, were converted to common stock. These shares were converted at $.10 per share, for a total of 1,900,000 shares. These shares were issued and the notes cancelled. This relieved the Company of $190,000 of long-term debt.

            IGENE Biotechnology, Inc. and Subsidiary
                  Notes to Financial Statements
                           (continued)

     During the six months ended June 30, 2004, 250,000 shares were issued to the Company's attorney as a bonus in connection with the settlement of the ADM matter. These shares were issued at an estimated value of $.11 per share, aggregating to $27,500. These costs were expensed in the second quarter as part of the ADM legal expense.

     During  the  six months ended June 30, 2004, $500  of  Notes
     Payable  were  converted using 5,000 warrants at  $.075  per
     share.   The  notes  and warrants were cancelled  and  5,000
     shares of common stock were issued.

     During the six months ended June 30, 2004, 350,000 shares of common stock were issued as part of employee stock option exercises. The Company received $19,750 based on an average exercise price of $.056 per share.

     During the six months ended June 30, 2004 and 2003, Fermic, Igene's manufacturing agent, earned 1,361,609 and 1,130,023 shares, respectively, of common stock as part of the manufacturing agreement. Fermic earns 2,250 shares of common stock for each kilogram pure Astaxanthin produced and delivered as part of the agreement. The average price is based on the market value of the shares at the time the product is produced. Fermic can earn up to 20,000,000 shares in total under the contract. The 1,361,609 shares were earned at an average price of $.135 per share for 2004, and 1,130,023 shares were earned at an average price of $.05 per share for 2003. Through June 30, 2004, 12,450,832 shares have been earned. Any shares earned by Fermic will be issued on a quarterly basis. Igene relied on Section 4(2) of the Securities Act of 1933, as amended, to issue the shares to Fermic without registration under that act. Igene relied on the representations and warranties of Fermic made in the manufacturing agreement in claiming the aforementioned exemption.

     During the six months ended June 30, 2004 and 2003, the Company recorded in each quarter dividends in arrears on 8% redeemable preferred stock cumulating at $.16 per share aggregating to $7,058 and $8,449, respectively, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

     On March 11, 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate"). Pursuant to the Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company has agreed to transfer to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Company. The value of the Company's technology investment was deemed equivalent to the cash contribution made by Tate & Lyle. Unamortized production costs in the amount of $316,869 were contributed to the Joint Venture reducing the adjustment to additional paid in capital.

     In February, 2003, Igene sold its subsidiary ProBio to Fermtech AS in exchange for aggregate consideration valued at approximately $343,000, consisting of 7,000,000 shares of Igene common stock (including 2,000,000 shares that were placed into escrow and may be reissued to Fermtech as described below), valued for the purposes of the acquisition at $.03 per share, plus forgiveness of approximately $168,000 of debt that Igene owed to ProBio at the time of purchase in 2001. The escrowed 2,000,000 shares were to be earned by Fermtech based upon Mr. Benjamin's continued

            IGENE Biotechnology, Inc. and Subsidiary
                  Notes to Financial Statements
                           (continued)


     employment with the Company. As Mr. Benjaminsen remained employed by Igene through 2003, 1,000,000 of the escrowed shares of common stock were delivered to Fermtech. These shares were expensed in the second quarter of 2004, as a marketing expense of $110,000. If Mr. Benjaminsen remains employed by Igene through 2004, the remaining 1,000,000 escrowed shares will be released from escrow and delivered to Fermtech.

     During  the  six  months ended June 30,  2003,  the  Company elected  to  extend repayment on demand notes of  $6,043,659 and related accrued interest of $2,865,810 until March 31, 2006.

(4)  Foreign Currency Translation and Transactions

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

(5)  Joint Venture

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

(6)  Stockholders' Equity (Deficit)

     As  of  June  30,  2004 and 2003, 37,018 and 52,310  shares, respectively, of authorized but unissued common  stock  were
     reserved   for  issue  upon  conversion  of  the   Company's
     outstanding preferred stock.

     As  of  June  30,  2004 and 2003, 74,354,500 and  74,604,500
     shares, respectively, of authorized but unissued common stock were reserved for issue and exercise pursuant to the Company's Employee Stock Option Plans.

     As  of  June  30,  2004 and 2003, 10,000,000  and  6,666,666
     shares, respectively, of authorized but unissued common stock were reserved for distribution and exercise pursuant to a stock option agreement with past officers of the Company.

            IGENE Biotechnology, Inc. and Subsidiary
                  Notes to Financial Statements
                           (continued)

     As   of  June  30,  2004  and  2003,  17,565,970  shares  of
     authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $1,082,500 held by directors of the Company.

     As   of  June  30,  2004  and  2003,  66,427,651  shares  of
     authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes held by directors of the Company.

     As  of  June  30,  2004 and 2003, 8,100,000  and  10,000,000
     shares, respectively, of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes issued as part of the purchase of ProBio.

     As  of  June  30, 2004 and 2003, 205,261,073 and 198,016,073
     shares,  respectively,  of authorized  but  unissued  common
     stock   were   reserved  for  the  exercise  of  outstanding
     warrants.

     As  of  June  30,  2004 and 2003, 7,549,168  and  10,566,708
     shares, respectively, of authorized but unissued common stock were reserved for issuance to the Company's contract manufacturer pursuant to the terms of the current manufacturing contract.

(7)  Basic and diluted net loss per common share

     Basic  and  diluted net loss per common share for  the  six-
     month periods ended June 30, 2004 and 2003, is based on 94,871,391 and 86,524,457 shares, respectively, of weighted average common shares outstanding. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends in arrears on preferred stock in the amount of $7,058 and $8,449 for the six months ended June 30, 2004 and 2003, respectively. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

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

(9)  Uncertainty

     Igene has incurred net losses in each year of its existence, aggregating approximately $41,700,000 from inception to June 30, 2004 and its liabilities and redeemable preferred stock exceeded its assets by approximately $4,054,000 at that date. These factors indicate that Igene will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

     The continuing successful marketing of Igene's product, AstaXin(R), has permitted Igene the opportunity to attract additional capital through it's venture with Tate and Lyle. Igene began manufacturing and selling AstaXin(R) during 1998 and has continued to do so to date, attempting to increase sales and manufacturing levels. Igene believes this technology to be highly marketable. Igene hopes to continue increasing sales of AstaXin(R), eventually achieving gross profits and, subsequently, profitable operations, although the achievement of these cannot be assured.
                              -14-

            IGENE Biotechnology, Inc. and Subsidiary
                  Notes to Financial Statements
                           (continued)

(10) Stock Based Compensation

     The Company accounts for its stock based compensation plans under the recognition and measurement principles of APB opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock option based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and disclosure provisions of SFAS No. 148, "Accounting for Stock-Based
     Compensation-Transition and Disclosure", to stock-based employee compensation for the three and six months ended June 30:

                                                            Three months ended         Six months ended
                                                        _________________________  _________________________
                                                           June 30,     June 30,      June 30,     June 30,
                                                              2004         2003          2004         2003
                                                        ____________ ____________  ____________ ____________
     Net loss:
       As reported                                      $(1,516,268) $  (535,738)  $(2,436,350) $  (829,357)
     Less pro forma stock-based employee
       compensation expense determined under
       fair value based method net of related
       tax effects                                         (156,892)    (159,578)     (330,447)    (264,162)
                                                        ____________ ____________  ____________ ____________

     Net loss                                           $(1,673,160) $  (695,316)  $(2,766,797) $(1,156,519)
                                                        ============ ============  ============ ============
     Net loss per Share:
       Basic - as reported                              $     (0.01) $     (0.01)  $     (0.03) $     (0.01)
       Basic - pro forma                                $     (0.01) $     (0.01)  $     (0.03) $     (0.01)

       Diluted - as reported                            $     (0.01) $     (0.01)  $     (0.03) $     (0.01)
       Diluted - pro forma                              $     (0.01) $     (0.01)  $     (0.03) $     (0.01)


(11) Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. There was no material impact on the Company's financial condition or results of operations upon adoption of this statement.

     In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability, although the financial instrument may previously have been classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting this pronouncement required the reclassification of $2.04 million of redeemable preferred stock as a liability as of December 31, 2003.

            IGENE Biotechnology, Inc. and Subsidiary
                  Notes to Financial Statements
                           (continued)


     In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") which explains identification of variable interest entities and the assessment of whether to consolidate the entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the involved parties. The provisions of FIN 46 are effective for all financial statements issued after January 1, 2003. The Company had no significant variable interest in any entities which would require disclosure or consolidation. The Company's investment in the Joint Venture does not meet the criteria of a variable interest entity under Fin 46.

(12) Summary of Significant Activity of Joint Venture

     The following statement displays the significant activity for the Joint Venture for the three and six month ended June 30, 2004. As shown, 50% of the activity is recorded as part of Igene's Financial Statements as income from investment in Joint Venture:

                                        Three Months      Six Months
                                           Ended            Ended
                                        June 30, 2004   June 30, 2004
                                        _____________   _____________
     Net Sales                          $    862,000    $  2,006,000
     Less: manufacturing cost             (2,125,000)     (3,998,000)
                                        _____________   _____________

     Gross Profit                         (1,263,000)     (1,982,000)
     Less: selling, general and admin       (910,000)     (1,532,000)
                                        _____________   _____________

     Operating Loss                       (2,173,000)     (3,514,000)
     Interest Expense                         (3,000)        (10,000)
                                        _____________   _____________

     Loss before tax                    $ (2,176,000)   $ (3,524,000)
                                        =============   =============

     50% equity interest Igene          $ (1,088,000)   $ (1,762,000)
                                        =============   =============


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

Overview of Financial Position
______________________________

    During the six-month periods ended June 30, 2004 and 2003, in addition to the Joint Venture discussed in more detail below, the following actions materially affected the Company's financial position.

During the six months ended June 30, 2004,  194,596  shares
      of redeemable preferred stock, with a recorded aggregate value of $1,777,160, were converted into 389,192 shares of common stock. This portion included the 8% Cumulative Convertible Preferred Stock, Series B preferred securities and has relieved the company of this amount from long-term debt.

During the six months ended June 30, 2004, $190,000 dollars of the $1,000,000 of Convertible Debentures issued as part of the 2001 ProBio purchase, were converted to common stock. These shares were converted at $.10 per share, for a total of 1,900,000 shares. These shares were issued and the notes cancelled, which relieved the Company of $190,000, of long-term debt.

Increases in  accounts  payables  and  accrued expenses  of
      $428,800 and  decreases  in  accounts receivable of $58,125
      were sources of cash.   These were reduced by increases due
      from Joint Venture of $202,060.

The  carrying  value  of redeemable  preferred   stock  was
      increased and paid-in capital available to common shareholders was decreased by $7,058 in 2004 and $8,194 in 2003, reflecting cumulative unpaid dividends on redeemable preferred stock.

Proceeds of employee stock options provided $19,750 in cash flows.

During the quarter ended June 30, 2004, the Joint Venture commissioned the Selby Production facility. Through the second quarter this plant has been in the start-up phase. This has resulted in the reported losses for the quarter as equipment is brought on-line and initially utilized for production activity.

           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

      In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of June 30, 2004, total dividends in arrears on Igene's preferred stock total $186,571 ($10.08 per share) and are included in the carrying value of the redeemable preferred stock.

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

      The Joint Venture's inventories are stated at the lower of cost or market. Cost is determined using a weighted-average approach, which approximates the first-in first-out method. If the cost of the inventories exceeds their expected market value, provisions are recorded for the difference between the cost and the market value. Inventories consist of currently marketed products.

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

Results of Operations
_____________________

Sales and other revenue

    As part of the Joint Venture agreement, all further sales are recognized through the venture company. Therefore, Igene recorded no sales of AstaXin(R) during the six months ended June 30, 2004. Sales of AstaXin(R) during the quarter ended 2003 were $152,705 and sales for the six-month periods ended June 30, 2003 were $463,486. Sales activity for the Joint Venture are report below. Sales have been limited in the past quarters due to insufficient production quantity. As of June 30, 2003, Igene had sold the remaining inventory in the Company's possession to the Joint Venture per the Joint Venture Agreement. Management anticipates that the Joint Venture with Tate & Lyle will provide a more dependable product flow. However, there can be no assurance of the dependability of production, or that any increases in sales will occur, or that they will be material.

           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Cost of sales and gross profit

     As with sales revenue, future cost of sales and gross profits will be recognized through the venture company. Igene reported no gross profit on sales of AstaXin(R) for the six months ended June 30, 2004. Gross profit on sales of AstaXin(R) was $8,743 for the quarter ended June 30, 2003 and was $18,540 for the six month period ended June 30, 2003. Gross profit was 4% of sales for the six months ended June 30, 2003. The Company attributes the fall in gross profit to a combination of pricing pressure in the market and inefficiencies in production. Management expects the level of gross profit to improve in the future as a percentage of sales. Demand is expected to increase as the Company increases customer usage and market share. Management expects the level of gross profit to improve with expected increases in production efficiency received from the Joint Venture with Tate & Lyle offsetting pricing competition, but can provide no assurances as to future increased production or gross profit.

     Cost of sales for the quarter ended June 30, 2003, was $143,962. Cost of sales for quarter ended June 30, 2004 was $0.

Marketing and selling expenses

     For the quarters ended June 30, 2004 and 2003, Igene recorded marketing and selling expense in the amount of $161,245 and $118,569, respectively, an increase of $42,676 or 36%. For the six months ended June 30, 2004 and 2003, Igene recorded marketing and selling expense in the amount of $209,267 and $219,855, respectively, a decrease of $10,588 or 5%. As a result of the disposition of it's ProBio subsidiary in February 2003, Igene had expected reduced marketing and selling costs incurred as part of the prior combination with ProBio, such as increased sales force. In addition, the reduction of salable product currently available to Igene from its current manufacturer was expected to cause a corresponding reduction in marketing and selling expense. The current period marketing and selling expense increased as a result of recognizing the expense associated with the shares issued to Fermtech. As Mr. Benjaminsen remained employed by Igene through 2003, 1,000,000 of the escrowed shares of common stock were delivered to Fermtech. A marketing and selling expense of $110,000 was recognized in the second quarter as a result of the issuance of the shares of common stock. If Mr. Benjaminsen remains employed by Igene through 2004, the remaining 1,000,000 escrowed shares will be released from escrow and delivered to Fermtech. As a result of the Joint Venture with Tate and Lyle, Igene is expecting an increase in salable product with a corresponding increase in marketing and sales costs at the point the new facility increases its level of production. Additionally, as a result of the Joint Venture, these expenses are reimbursed to Igene. However, no assurances can be made in regards to increased production from the new facility nor with regard to the corresponding increase in marketing and selling costs.

Research, development and pilot plant expenses

     For the quarter ended June 30, 2004 and 2003, Igene recorded research and development costs in the amount of $195,522 and $223,004, respectively, a decrease of $27,482 or 12%. For the six months ended June 30, 2004 and 2003, Igene recorded research and development costs in the amount of $403,932 and $378,401, respectively, an increase of $25,531 or 7%. These costs are expected to remain relatively constant in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, developing higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology. Igene is hoping this will lead to an increase in salable product at a reduced cost to Igene and the Joint Venture. However no assurances can be made in that regard. These costs are currently funded through reimbursement from the Joint Venture.

           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Operating expenses

     General and administrative expenses for the quarter ended June 30, 2004 and 2003 were $210,950 and $242,388 respectively, a decrease of $31,438 or 13%. General and administrative expenses for the six months ended June 30, 2004 and 2003 were $360,828 and $384,327 respectively, a decrease of $23,499 or 6%. These costs are expected to remain constant, as Igene works to keep overhead costs at a reduced level and spend funds on research and development efforts. A portion of this cost is funded by reimbursement through the Joint Venture and the remainder will need to be funded through profitable operations or through contributions from directors; though neither of these can be assured.

Litigation expenses

     Previously reported litigation (original lawsuit filed July 21, 1997, U.S. District Court, Baltimore, MD) between Archer Daniels Midland, Inc. ("ADM") and Igene, involving allegations of patent infringement and counterclaims concerning the theft of trade secrets, was resolved on September 29, 2003. Resolution of the dispute between ADM and Igene did not result in an unfavorable outcome to Igene. Igene will continue to make and sell its product, AstaXin(R). The Company incurred $27,500 of litigation expenses for the three months ended June 30, 2004, and $40,580 for the six months ended June 30, 2004. During the six months ended June 30, 2004, 250,000 shares were issued to the Company attorney, as a bonus in connection with the settlement of the ADM matter. These shares were issued at an estimated value of $.11 per share, aggregating $27,500. These costs were expensed in the second quarter as part of the litigation expense. With the settlement of this matter, the related costs are expected to cease.

Interest expense

     Interest expense for the quarters ended June 30, 2004 and 2003 was $213,182 and $177,901, respectively, an increase of $35,281 or 20%. For the six months ended June 30, 2004 and 2003, interest expense was $402,918 and $383,132, respectively, an increase of $19,786 or 5% The interest expense was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debenture in both periods. It is expected this number may decrease due to the conversions by holders of long term debt to equity.

Equity in earnings of unconsolidated subsidiary

     The following statement displays the significant activity for the Joint Venture for the three and six month ended June 30, 2004. As shown, 50% of the activity is recorded as part of Igene's Financial Statements as income from investment in Joint
Venture:

                                        Three Months      Six Months
                                           Ended            Ended
                                        June 30, 2004   June 30, 2004
                                        _____________   _____________
     Net Sales                          $    862,000    $  2,006,000
     Less: manufacturing cost             (2,125,000)     (3,998,000)
                                        _____________   _____________

     Gross Profit                         (1,263,000)     (1,982,000)
     Less: selling, general and admin       (910,000)     (1,532,000)
                                        _____________   _____________

     Operating Loss                       (2,173,000)     (3,514,000)
     Interest Expense                         (3,000)        (10,000)
                                        _____________   _____________

     Loss before tax                    $ (2,176,000)   $ (3,524,000)
                                        =============   =============

     50% equity interest Igene          $ (1,088,000)   $ (1,762,000)
                                        =============   =============


           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

     As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now take place in the unconsolidated Joint Venture subsidiary. For the quarter ended June 30, 2004, Igene's portion of the Joint Venture loss was $1,088,000. The loss was a result of a 50% interest in the following: Gross profit (loss) for the quarter was $(1,263,000) on sales of $862,000, less manufacturing cost of $2,125,000. Selling and general and administrative expenses for the period were $910,000 and interest income (expense) was $(3,000). The resulting loss before tax was $2,176,000. For the quarter ended June 30, 2004, Igene's 50% portion of the Joint Venture loss was $1,088,000.

     During the quarter ended June 30, 2004, the Joint Venture commissioned the Selby Production facility. Through the second quarter this plant has been in the start-up phase. This has resulted in the reported losses for the quarter as equipment is brought on-line and initially utilized for production activity.

Disposition of ProBio Subsidiary

     As reported on Form 8-K filed on February 20, 2003, the Company, in an effort to focus on and grow its core business, disposed of all 10,000 of the issued and outstanding shares of capital stock of its former subsidiary, ProBio Nutraceuticals, AS, a Norwegian corporation. Fermtech AS, a joint stock company incorporated in the Kingdom of Norway and owned equally by our then chief executive officer, Stein Ulve and our then chief marketing officer, Per Benjaminsen, purchased the shares of ProBio. Effective December 31, 2002, Mr. Ulve resigned as CEO and director of Igene and Mr. Benjaminsen ceased acting as our chief marketing officer, though Mr. Benjaminsen has maintained a position with Igene.

     The amount of consideration paid for ProBio was determined through arms-length negotiations between Igene management, on behalf of Igene, and Mr. Ulve, on behalf of Fermtech. The principles followed in determining the amount paid for the ProBio shares involved consideration of ProBio's cash flow, cash position, revenue and revenue prospects.

     The equipment and other physical property disposed of belonging to ProBio included inventory, personal computers, a web site and trademark, other office equipment and furniture, and accounts receivables and accounts payables related to nutraceuticals. For the nine months ended September 30, 2002, the net operating loss of the division being sold as ProBio was $340,632, on sales of $1,555,014, and is reflected on the September 30, 2002 income statement of Igene as a loss from discontinued operations.

Gain on disposition

     Igene sold ProBio to Fermtech AS in exchange for aggregate consideration valued at approximately $343,000, consisting of 7,000,000 shares of Igene common stock that was owned by ProBio (including 2,000,000 shares that were placed into escrow and may be reissued to Fermtech as described below), valued for the purposes of the acquisition at $.03 per share, plus forgiveness of approximately $168,000 of debt that Igene owed to ProBio at the time of purchase in 2001. As Mr. Benjaminsen remained employed by Igene through 2003, 1,000,000 of the escrowed shares of common stock were delivered to Fermtech. These shares were expensed in the second quarter of 2004, as a marketing expense of $110,000. If Mr. Benjaminsen remains employed by Igene through 2004, the remaining 1,000,000 escrowed shares will be released from escrow and delivered to Fermtech. Gain on disposal during the first quarter of 2003 was $237,427. This gain was a one-time occurrence as a result of the disposition of the assets and liabilities associated with ProBio.

           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Net loss and basic and diluted net loss per common share

     As a result of the foregoing, the Company reported net losses of $1,516,268 and $535,738, respectively, for the quarters ended June 30, 2004 and 2003, an increase in the loss of $980,530 or 183%. This represents a loss of $.02 and $.01 per basic and diluted common share in the quarters ended June 30, 2004 and 2003, respectively. The weighted average number of shares of common stock outstanding of 94,871,391 and 86,524,457, for the quarters ended June 30, 2004 and 2003, respectively, increased by 8,012,212 shares. This resulted from the weighted average adjustments of the following transactions: the issuance of 1,905,000 shares issued in conversion of debentures, 389,192 shares of common stock in conversion of preferred stock, 3,017,543 shares issued to the manufacturer as part of the agreement, 1,000,000 shares issued to Fermtech as part of the ProBio disposition agreement, and 450,000 shares issued as part of employee stock option exercises, and 250,000 shares issued as a bonus to the Company attorney in the ADM matter.

Liquidity and Capital Resources

     Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of June 30, 2004, Igene had working capital of $654,626, and cash and cash equivalents of $36,586. Currently Igene is also funded by research and development reimbursements from the Joint Venture.

     Cash used by operating activities during the six-month period ended June 30, 2004 and 2003 amounted to $44,616 and $34,286, respectively, an increase in cash used of $10,330.

     Cash of $3,209 was provided by investing activities on asset sales for the six months ended June 30, 2003, and no cash was provided for the six-month period ended June 30, 2004.

    Cash was used by financing activities in repayment of loans in the amount of $100,000 for the six-month period ended June 30, 2003, as opposed to the $18,127 provided by financing activities for the six-month period ended June 30, 2002. Financing activities consisted primarily of employee stock option plan purchases.

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

     The Company does not believe that inflation has had a significant impact on its operations during the six-month periods ended June 30, 2004 and 2003.

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

                    IGENE Biotechnology, Inc.
                             PART II
                        OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer
         Purchases of Equity Securities.

     During the six months ended June 30, 2004, 250,000 shares were issued to the Company's attorney as a bonus in connection with the settlement of the ADM matter. These shares were issued at an estimated value of $.11 per share, aggregating to $27,500. These costs were expensed in the second quarter as part of the ADM legal expense.

     In  February,  2003,  Igene sold its  subsidiary  ProBio  to
Fermtech AS in exchange for aggregate consideration valued at approximately $343,000, consisting of 7,000,000 shares of Igene common stock (including 2,000,000 shares that were placed into escrow and may be reissued to Fermtech as described below), valued for the purposes of the acquisition at $.03 per share, plus forgiveness of approximately $168,000 of debt that Igene owed to ProBio at the time of purchase in 2001. The escrowed 2,000,000 shares were to be earned by Fermtech based upon Mr. Benjamin's continued employment with the Company. As Mr. Benjaminsen remained employed by Igene through 2003, 1,000,000 of the escrowed shares of common stock were delivered to Fermtech. These shares were expensed in the second quarter of 2004, as a marketing expense of $110,000. If Mr. Benjaminsen remains employed by Igene through 2004, the remaining 1,000,000 escrowed shares will be released from escrow and delivered to Fermtech.

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

Item 3.  Defaults Upon Senior Securities.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of June 30, 2004, total dividends in arrears on the Company's preferred stock total $186,571 ($10.08 per share) and are included in the carrying value of the redeemable preferred stock.

Item 4.  Submission of Matters to a Vote of Security Holders.

     At the annual meeting of stockholders held on June 8, 2004, the following matter was submitted for a stockholders' vote and was approved by the requisite number of votes: the election of five directors of the Company. The directors nominees were Stephen F. Hiu, Thomas L. Kempner, Michael G. Kimelman, Sidney R. Knafel, and Patrick F. Monahan.

     Results of the voting were as follows:

                                                    Votes                         Broker
                                     Votes          Against or     Votes          Non-
                                     For            Withheld       Abstained      Votes
                                     __________     __________     __________     __________
     (1)  Election of Directors
          Stephen F. Hiu             73,185,546         98,950          ---             ---
          Thomas L. Kempner          73,185,546         98,950          ---             ---
          Michael G. Kimelman        73,185,546         98,950          ---             ---
          Sidney R. Knafel           73,185,546         98,950          ---             ---
          Patrick F. Monahan         73,185,546         98,950          ---             ---

                              -23-

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 3.1 - Articles of Incorporation of the Registrant as
             amended  to  date,  constituting  Exhibit   3.1   to
             Registration Statement No. 333-41581 on Form SB-2 are incorporated herein by reference.

     Exhibit 3.2 - Bylaws of the Registrant, constituting Exhibit
             3.2  to the Registrant's Registration Statement  No.
             33-5441 on Form S-1, are hereby incorporated herein by reference.

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



                                 IGENE Biotechnology, Inc.
                                 ______________________________
                                 (Registrant)




Date   August 13, 2004           By  /s/ STEPHEN F. HIU
       _______________               __________________________
                                         STEPHEN F. HIU
                                         President




Date   August 13, 2004          By  /s/ EDWARD J. WEISBERGER
       _______________              ___________________________
                                        EDWARD J. WEISBERGER
                                        Chief Financial Officer

                          EXHIBIT INDEX


     Exhibit 3.1 - Articles of Incorporation of the Registrant as
             amended  to  date,  constituting  Exhibit   3.1   to
             Registration Statement No. 333-41581 on Form SB-2 are incorporated herein by reference.

     Exhibit 3.2 - Bylaws of the Registrant, constituting Exhibit
             3.2  to the Registrant's Registration Statement  No.
             33-5441 on Form S-1, are hereby incorporated herein by reference.

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