Form 10QSB
period 2004-09-30
IGENE BIOTECHNOLOGY INC
filed 2004-11-12
CIK 793160

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-QSB


(Mark One)

[x]  Quarterly report under Section 13 or 15(D) of the Securities
     Exchange Act of 1934

         For the quarterly period ended September 30, 2004

[ ]  Transition  report under Section 13 or 15(D) of the Exchange
     Act

     For the transition period from __________ to __________


                   Commission file number 0-15888
                                          _______

                      IGENE Biotechnology, Inc.
 _________________________________________________________________
 (Exact name of Small Business Issuer as Specified in its Charter)


                   Maryland                         52-1230461
___________________________________________    ____________________
     (State or Other Jurisdiction of             (I.R.S. Employer
      Incorporation or organization)            Identification No.)


       9110 Red Branch Road, Columbia, Maryland 21045-2024
       ___________________________________________________
            (Address of Principal Executive Offices)

                          (410) 997-2599
        _________________________________________________
        (Issuer's Telephone Number, Including Area Code)

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

99,024,568 shares as of November 9, 2004.
________________________________________

Transitional Small Business Disclosure Format (check one):

Yes                No      x
       _____             _____

                             FORM 10-QSB
                      IGENE Biotechnology, Inc.

                                INDEX



PART I   -   FINANCIAL INFORMATION

                                                            Page

     Consolidated Balance Sheets .........................  5-6

     Consolidated Statements of Operations ...............  7

     Consolidated Statements of Stockholders' Deficit.....  8-9

     Consolidated Statements of Cash Flows ...............  10

     Notes to Consolidated Financial Statements ..........  11-16

     Management's Discussion and Analysis of Financial
     Conditions and Results of Operations ................  17-22

PART II  -   OTHER INFORMATION ...........................  23-24

SIGNATURES ...............................................  25

EXHIBIT INDEX ............................................  26

                      IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

               OF THE SECURITIES EXCHANGE ACT OF 1934

                               PART I
                        FINANCIAL INFORMATION

                       IGENE Biotechnology, Inc.  and Subsidiaries
                               Consolidated Balance Sheets

                                                 September 30,      December 31,
                                                         2004              2003
                                                 _____________     _____________
                                                  (Unaudited)
ASSETS
CURRENT ASSETS

  Cash and cash equivalents                      $     12,087      $     63,075
  Accounts receivable                                 199,095           156,458
  Due From Joint Venture                              711,879           495,183
  Prepaid expenses and other current assets            19,287            43,675
                                                 _____________     _____________

                                                      942,348           758,391

OTHER ASSETS
  Property and equipment, net                         134,495           148,931
  Loans receivable from manufacturing agent           118,965           122,964
  Investment in unconsolidated joint venture        8,737,506        11,391,506
  Other assets                                          5,125             4,886
                                                 _____________     _____________

     TOTAL ASSETS                                $  9,938,439      $ 12,426,678
                                                 =============     =============



The accompanying notes are an integral part of the financial statements.

                      IGENE Biotechnology, Inc. and Subsidiaries
                             Consolidated Balance Sheets
                                   (continued)
                                                                September 30,      December 31,
                                                                        2004              2003
                                                                _____________     _____________
                                                                 (Unaudited)

LIABILITIES, REDEEMABLE PREFERED STOCK
  AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                         $    207,705      $    185,862
  Equipment lease payable                                                ---             1,498
                                                                _____________     _____________

     TOTAL CURRENT LIABILITIES                                       207,705           187,360

LONG-TERM LIABILITIES
  Notes payable                                                    5,842,267         5,842,767
  Convertible debentures                                           4,624,212         4,814,212
  Accrued interest                                                 3,968,070         3,398,272

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred
     stock, 8% cumulative, convertible,
     voting, series A, $.01 par value per
     share. Stated value was $ 18.24
     and $17.44, respectively.  Authorized
     1,312,500 shares, issued 18,509 and 25,605 respectively         337,604           454,745
                                                                _____________     _____________

  Carrying amount of redeemable preferred stock,
     8% cumulative, convertible, voting, series B,
     $.01 par value per share.  Stated value $8.80 per share.
     Authorized, issued and outstanding zero and 187,500 shares,
     respectively, Redemption amount $1,500,000                          ---         1,650,000
                                                                _____________     _____________

     TOTAL LIABILITIES                                            14,979,858        16,347,356
                                                                _____________     _____________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock --- $.01 par value per share.
     Authorized 750,000,000 shares;
     issued and outstanding 99,024,568
     and 92,747,469 shares, respectively.                            990,246           927,475
  Additional paid-in capital                                      36,813,996        34,471,490
  Deficit                                                        (42,845,661)      (39,319,643)
                                                                _____________     _____________

     TOTAL STOCKHOLDERS' DEFICIT                                  (5,041,419)       (3,920,678)
                                                                _____________     _____________

     TOTAL LIABILITIES AND
     STOCKHOLDERS' DEFICIT                                      $  9,938,439      $ 12,426,678
                                                                =============     =============


The accompanying notes are an integral part of the financial statements.

                                      IGENE Biotechnology, Inc. and Subsidiaries
                                        Consolidated Statements of Operations
                                                      (Unaudited)

                                                        Three months ended            Nine months ended
                                                    ___________________________  ___________________________

                                                    September 30, September 30,  September 30, September 30,
                                                            2004          2003           2004          2003
                                                    _____________ _____________  _____________ _____________
REVENUE
_______

  Sales - AstaXin(R)                                $        ---  $        ---   $        ---  $    463,486
  Cost of sales - AstaXin(R)                                 ---           ---            ---       444,946
                                                    _____________ _____________  _____________ _____________

          GROSS PROFIT                                       ---           ---            ---        18,540
                                                    _____________ _____________  _____________ _____________

OPERATING EXPENSES
__________________

  Marketing and selling                                   45,536        57,265        254,803       277,120
  Research, development and pilot plant                  227,103       198,195        631,035       576,596
  General and administrative                             154,077       172,804        514,905       557,131
  Litigation expense                                         ---        75,610         40,580        75,610
  Operating expenses reimbursed by Joint Venture        (420,519)     (327,310)    (1,163,694)     (891,691)
                                                    _____________ _____________  _____________ _____________

          TOTAL OPERATING EXPENSES                         6,197       176,564        277,629       594,766
                                                    _____________ _____________  _____________ _____________

          OPERATING LOSS                                  (6,197)     (176,564)      (277,629)     (576,226)

EQUITY IN LOSS OF UNCONSOLIDATED SUBSIDIARY             (892,000)     (222,000)    (2,654,000)     (569,000)

INTEREST EXPENSE                                        (191,471)     (233,539)      (594,389)     (616,671)
                                                    _____________ _____________  _____________ _____________

  NET LOSS FROM CONTINUING OPERATIONS                 (1,089,668)     (632,103)    (3,526,018)   (1,761,897)

DISCONTINUED OPERATIONS
_______________________

Gain on disposal of discontinued operations                  ---           ---            ---       237,437
                                                    _____________ _____________  _____________ _____________

          NET LOSS                                  $ (1,089,668) $   (632,103)  $ (3,526,018) $ (1,524,460)
                                                    ============= =============  ============= =============

BASIC AND DILUTED NET LOSS
  PER COMMON SHARE FROM CONTINUING OPERATIONS       $      (0.01)        (0.01)  $      (0.04)        (0.02)
                                                    _____________ _____________  _____________ _____________

BASIC AND DILUTED NET INCOME (LOSS)
  PER COMMON SHARE FROM DISCONTINUED OPERATIONS     $      (0.00)        (0.00)  $      (0.00)        (0.00)
                                                    _____________ _____________  _____________ _____________

BASIC AND DILUTED NET LOSS PER COMMON SHARE         $      (0.01)        (0.01)  $      (0.04)        (0.02)
                                                    ============= =============  ============= =============


The accompanying notes are an integral part of the financial statements.

           IGENE Biotechnology, Inc. and Subsidiaries
        Consolidated Statements of Stockholders' Deficit
                           (Unaudited)

                                                            Redeemable Preferred Stock
                                                                 (shares/amount)
                                                          ______________________________

Balance at January 1, 2003                                    213,655     $ 1,947,774

Cumulative undeclared dividends
  on redeemable preferred stock                                   ---          12,290

Conversion of preferred stock to common                           550          (9,416)

Exercise of warrants                                              ---             ---

Net loss for the nine months ended September 30, 2003             ---             ---
                                                          ============    ============


Balance at September 30, 2003                                 213,105     $ 1,950,648
                                                          ============    ============

Balance at January 1, 2004                                    213,105     $ 2,104,745

Cumulative undeclared dividends
  on redeemable preferred stock                                   ---          10,019

Conversion of preferred stock to common                      (194,596)     (1,777,160)

Exercise of warrants                                              ---             ---

Net loss for the nine months ended September 30, 2004             ---             ---
                                                          ============    ============

Balance at September 30, 2004                                  18,509     $   337,604
                                                          ============    ============



The accompanying notes are an integral part of the financial statements.

                                      IGENE Biotechnology, Inc. and Subsidiaries
                                   Consolidated Statements of Stockholders' Deficit
                                              (Unaudited - Continued)
                                                                                         Additional                    Total
                                                                   Common Stock          Paid-in                       Stockholders'
                                                                  (shares/amount)        Capital         Deficit       Deficit
                                                           __________________________  _____________  _____________  _____________
Balance at January 1, 2003                                  92,943,746   $   929,437   $ 22,387,604   $(37,120,502)  $(13,803,461)

Cumulative undeclared dividends
  on redeemable preferred stock                                    ---           ---        (12,674)           ---        (12,674)

Shares received and retired in ProBio Sale                  (7,000,000)      (70,000)      (140,000)           ---       (210,000)

Investment in unconsolidated joint venture                         ---           ---     11,983,131            ---     11,983,131

Shares issued for manufacturing agreement                    2,066,738        20,666         70,896            ---         91,562

Net loss for the nine months ended September 30, 2003              ---           ---           ---      (1,524,460)    (1,524,460)
                                                           ============  ============  =============  =============  =============
Balance at September 30, 2003                               88,010,484   $   880,103   $ 34,288,957   $(38,644,962)  $ (3,475,902)
                                                           ============  ============  =============  =============  =============

Balance at January 1, 2004                                  92,747,469   $   927,475   $ 34,471,490   $(39,319,643)  $ (3,920,678)

Cumulative undeclared dividends
  on redeemable preferred stock                                    ---           ---        (10,019)           ---        (10,019)

Conversion of redeemable preferred stock                       389,192         3,892      1,773,268            ---      1,777,160

Shares issued for manufacturing agreement                    2,382,907        23,829        266,682            ---        290,511

Shares reissued for ProBio agreement                         1,000,000        10,000        100,000            ---        110,000

Conversion of ProBio debentures                              1,900,000        19,000        171,000            ---        190,000

Shares issued for payment of legal services                    250,000         2,500         25,000            ---         27,500

Conversion of notes payable                                      5,000            50            325            ---            375

Exercise of employee stock options                             350,000         3,500         16,250            ---         19,750

Net loss for the nine months ended September 30, 2004              ---           ---            ---     (3,526,018)    (3,526,018)
                                                           ============  ============  =============  =============  =============
Balance at September 30, 2004                               99,024,568   $   990,246   $ 36,813,996   $(42,845,661)  $ (5,041,419)
                                                           ============  ============  =============  =============  =============


The accompanying notes are an integral part of the financial statements.

           IGENE Biotechnology, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                      Nine months ended
                                                               _______________________________

                                                               September 30,     September 30,
                                                                       2004              2003
                                                               _____________     _____________
Cash flows from operating activities
  Net loss                                                     $ (3,526,018)     $ (1,524,460)
  Adjustments to reconcile net loss to net cash used
  by operating activities:
     Depreciation                                                    14,436            16,596
     Amortization                                                       ---            54,729
     Issuance of Shares to Fermtech per ProBio agreement            110,000               ---
     Manufacturing cost paid in shares of common stock              290,511            91,562
     Issuance of common stock for legal services                     27,500               ---
     Equity in loss of unconsolidated subsidiary                  2,654,000           569,000

     Decrease (increase) in:
        Accounts receivable                                         (42,637)          125,033
        Inventory                                                       ---           374,709
        Due from Joint Venture                                     (216,696)              ---
        Prepaid expenses and other current assets                    28,148           264,478

     Increase (decrease) in:
        Accounts payable and accrued expenses                       591,641          (199,703)
                                                               _____________     _____________

  Net cash used in operating activities                             (69,115)         (228,056)
                                                               _____________     _____________

Cash flows from investing activities
  Capital (expenditures) and sales                                      ---             7,194
                                                               _____________     _____________

  Net cash provided by investing activities                             ---             7,194
                                                               _____________     _____________

Cash flows from financing activities
  Proceeds (repayment) from borrowing                                  (125)         (250,000)
  Payment of equipment lease                                         (1,498)              ---
  Proceeds from exercise of employee stock options                   19,750               ---
                                                               _____________     _____________

  Net cash (used) provided by financing activities                   18,127          (250,000)
                                                               _____________     _____________

  Net decrease in cash and cash equivalents                         (50,988)         (470,862)

  Cash and cash equivalents at beginning of period                   63,075           497,711
                                                               _____________     _____________

  Cash and cash equivalents at end of period                   $     12,087      $     26,849
                                                               =============     =============

Supplementary disclosure and cash flow information
__________________________________________________

Cash paid for interest                                         $     24,347      $     72,964
Cash paid for income taxes                                              ---               ---

See Note (3) for non-cash investing and financing activities.


The accompanying notes are an integral part of the financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
                  Notes to Financial Statements

(1)  Unaudited consolidated financial statements

     The September 30, 2004, consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operation and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of
     America. This quarterly report on Form 10-QSB should be read in conjunction with Igene's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(2)  Nature of Operations

     Igene Biotechnology, Inc. (the "Company") was incorporated under the laws of the State of Maryland on October 27, 1981 as "Industrial Genetics, Inc." Igene changed its name to "IGI Biotechnology, Inc." on August 17, 1983 and to "Igene Biotechnology, Inc." on April 14, 1986. Igene is located in Columbia, Maryland and is engaged in the business of industrial microbiology and related biotechnologies. Igene had operational subsidiaries in Norway and Chile through the first quarter of 2003. IGENE Biotechnology, Inc. (the "Company") is engaged in the business of developing, marketing, and manufacturing specialty ingredients for human and animal nutrition. Igene was formed to develop, produce and market value-added specialty biochemical products.
     Igene is a supplier of natural astaxanthin, an essential nutrient in different feed applications and as a source of pigment for coloring farmed salmon species. Igene also supplies nutraceutical ingredients, as well as consumer ready health food supplements, including astaxanthin. Igene is focused on fermentation technology, pharmacology, nutrition and health in its marketing of products and applications worldwide.

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

     In an effort to develop a dependable source of production, March 19, 2003, Tate & Lyle PLC and Igene Biotechnology, Inc. announced a 50:50 joint venture to produce AstaXin(R) for the aquaculture industry. Production will utilize Tate & Lyle's fermentation capability together with the unique technology developed by Igene. Part of Tate & Lyle's existing Selby, England, citric acid facility will be modified to include the production of 1,500 tons per annum of this product. Tate & Lyle's investment of $25 million includes the contribution of certain of its facility assets currently used in citric acid production. Commercial production is commencing in the calendar year 2004.

(3)  Noncash investing and financing activities

     During the nine months ended September 30, 2004, 194,596 shares of redeemable preferred stock, with a recorded aggregate value of $1,777,159, were converted into 389,192 shares of common stock. This portion included the 8% Cumulative Convertible Preferred Stock, Series B and has relieved the Company of this amount from long-term debt.

     During the nine months ended September 30, 2004, $190,000 of the $1,000,000 of Convertible Debentures issued as part of the 2001 ProBio purchase, were converted to common stock. These shares were converted at $.10 per share, for a total of 1,900,000 shares. These shares were issued and the notes cancelled. This relieved the Company of $190,000 of long-term debt.

            IGENE Biotechnology, Inc. and Subsidiary
                  Notes to Financial Statements
                           (continued)

     During the nine months ended September 30, 2004, 250,000 shares were issued to the Company's attorney in connection with the settlement of the ADM matter. These shares were issued at an estimated value of $.11 per share, aggregating to $27,500. These costs were expensed in the second quarter as part of the ADM legal expense.

     During  the  nine months ended September 30, 2004,  $500  of
     Notes  Payable were converted using 5,000 warrants at  $.075 per share. The notes and warrants were cancelled and 5,000 shares of common stock were issued.

     During  the  nine months ended September 30,  2004,  350,000 shares of common stock were issued as part of employee stock option exercises. The Company received $19,750 based on an average exercise price of $.056 per share.

     During the nine months ended September June 30, 2004 and 2003, Fermic, Igene's manufacturing agent, earned 2,382,907 and 2,066,738 shares, respectively, of common stock as part of the manufacturing agreement. Fermic earns 2,250 shares of common stock for each kilogram of pure Astaxanthin produced and delivered as part of the manufacturing agreement. The average price is based on the market value of the shares at the time the product is produced. Fermic can earn up to 20,000,000 shares in total under the contract. The 2,382,907 shares were earned at an average price of $.122 per share for 2004, and 2,066,738 shares were earned at an average price of $.044 per share for 2003. Through September 30, 2004, 13,472,129 shares have been earned. Any shares earned by Fermic will be issued on a quarterly basis. Igene relied on Section 4(2) of the Securities Act of 1933, as amended, to issue the shares to Fermic without registration under that act. Igene relied on the representations and warranties of Fermic made in the manufacturing agreement in claiming the aforementioned exemption.

     During the nine months ended September 30, 2004 and 2003, the Company recorded in each quarter dividends in arrears on 8% redeemable preferred stock cumulating at $.16 per share aggregating to $10,020 and $12,674, respectively, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

     On March 18, 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate"). Pursuant to the Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture that was then used to purchase certain plant assets, while the Company has agreed to transfer to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Company. The value of the Company's technology investment was deemed equivalent to the cash contribution made by Tate & Lyle. Unamortized production costs in the amount of $316,869 were contributed to the Joint Venture reducing the adjustment to additional paid in capital.

     In February, 2003, Igene sold its subsidiary ProBio to Fermtech AS in exchange for aggregate consideration valued at approximately $343,000, consisting of 7,000,000 shares of Igene common stock (including 2,000,000 shares that were placed into escrow and may be reissued to Fermtech as described below), valued for the purposes of the acquisition at $.03 per share, plus forgiveness of approximately $168,000 of debt that Igene owed to ProBio at the time of purchase in 2001. The escrowed 2,000,000 shares were to be earned by Fermtech based upon Mr. Benjaminsen's continued employment with the Company. As Mr. Benjaminsen

            IGENE Biotechnology, Inc. and Subsidiary
                  Notes to Financial Statements
                           (continued)


     remained employed by Igene through 2003, 1,000,000 of the escrowed shares of common stock were delivered to Fermtech. These shares were expensed in the second quarter of 2004, as a marketing expense of $110,000. If Mr. Benjaminsen remains employed by Igene through 2004, the remaining 1,000,000 escrowed shares will be released from escrow and delivered to Fermtech. The expenses incurred by the Company related to the delivery of the remaining escrowed shares will be determined by the market value of the stock at the time of delivery.

     During the nine months ended September 30, 2003, the Company elected  to  extend repayment on demand notes of  $6,043,659 and related accrued interest of $2,865,810 until March 31, 2006.

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

(5)  Joint Venture

     On March 18, 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate"). Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form the Joint Venture to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, that was then used to purchase certain plant assets, while the Company has agreed to contribute to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Joint Venture Company. Unamortized production costs in the amount of $316,869 were contributed to the Joint Venture reducing the adjustment to additional paid in capital.

     The Joint Venture is accounted for under the equity method. Astaxanthin revenue is recorded on the books of the Joint Venture. Certain costs incurred by Igene are reimbursed by the Joint Venture. These reimbursements are reported as a contra amount in the Operating Expense section of the Igene's Consolidated Statements of Operations.

(6)  Stockholders' Equity (Deficit)

     As  of  September, 2004 and 2003, 37,018 and 52,310  shares, respectively, of authorized but unissued common  stock  were
     reserved   for  issue  upon  conversion  of  the   Company's
     outstanding preferred stock.

     As of September 30, 2004 and 2003, 74,354,500 and 74,604,500
     shares, respectively, of authorized but unissued common stock were reserved for issue and exercise pursuant to the Company's Employee Stock Option Plans.

     As  of September 30, 2004 and 2003, 10,000,000 and 6,666,666
     shares, respectively, of authorized but unissued common stock were reserved for distribution and exercise pursuant to a stock option agreement with past officers of the Company.

            IGENE Biotechnology, Inc. and Subsidiary
                  Notes to Financial Statements
                           (continued)

     As of September 30, 2004 and 2003, 17,565,970 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $1,082,500 held by directors of the Company.

     As of September 30, 2004 and 2003, 66,427,651 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $3,414,212 held by directors of the Company.

     As  of September 30, 2004 and 2003, 8,100,000 and 10,000,000
     shares, respectively, of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $810,00 and $1,000,000, respectively, issued as part of the purchase of ProBio.

     As   of  September  30,  2004  and  2003,  205,261,073   and
     198,016,073 shares, respectively, of authorized but unissued common stock were reserved for the exercise of outstanding warrants.

     As  of  September 30, 2004 and 2003, 6,527,871 and 9,629,997
     shares, respectively, of authorized but unissued common stock were reserved for issuance to the Company's contract manufacturer pursuant to the terms of the current manufacturing contract.

(7)  Basic and diluted net loss per common share

     Basic and diluted net loss per common share for the nine-month periods ended September 30, 2004 and 2003, is based on 95,620,781 and 89,925,204 shares, respectively, of weighted average common shares outstanding. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends in arrears on preferred stock in the amount of $10,019 and $12,290 for the nine months ended September 30, 2004 and 2003, respectively. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

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

(9)  Uncertainty

     Igene has incurred net losses in each year of its existence, aggregating approximately $42,800,000 from inception to September 30, 2004 and its liabilities and redeemable preferred stock exceeded its assets by approximately $5,041,000 at that date. These factors indicate that Igene will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

     The continuing successful marketing of Igene's product, AstaXin(R), has permitted Igene the opportunity to attract additional capital through it's venture with Tate and Lyle. Igene began manufacturing and selling AstaXin(R) during 1998 and has continued to do so to date through it's joint venture with Tate, attempting to increase sales and manufacturing levels. Igene believes this technology to be highly marketable. Igene hopes to continue increasing sales of AstaXin(R), eventually achieving gross profits and, subsequently, profitable operations, although the achievement of these goals cannot be assured.

            IGENE Biotechnology, Inc. and Subsidiary
                  Notes to Financial Statements
                           (continued)

(10) Stock Based Compensation

     The Company accounts for its stock based compensation plans under the recognition and measurement principles of APB opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock option based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and disclosure provisions of SFAS No. 148, "Accounting for Stock-Based
     Compensation-Transition and Disclosure", to stock-based employee compensation for the three and six months ended September 30:

                                                       Three months ended            Nine months ended
                                                  ____________________________  ____________________________
                                                  September 30,  September 30,  September 30,  September 30,
                                                          2004           2003           2004           2003
                                                  _____________  _____________  _____________  _____________

     Net loss:
       As reported                                $ (1,089,668)  $   (632,103)  $ (3,526,018)  $ (1,524,460)
     Less pro forma stock-based employee
       compensation expense determined under
       fair value based method net of related
       tax effects                                  (1,317,790)      (159,578)    (1,648,237)      (423,756)
                                                  _____________  _____________  _____________  _____________

     Net loss                                     $ (2,407,458)  $   (791,681)  $ (5,174,255)  $ (1,948,216)
                                                  =============  =============  =============  =============

     Net loss per Share:
       Basic - as reported                        $      (0.01)  $      (0.01)  $      (0.04)  $      (0.02)
       Basic - pro forma                          $      (0.02)  $      (0.01)  $      (0.05)  $      (0.02)

       Diluted - as reported                      $      (0.01)  $      (0.01)  $      (0.04)  $      (0.02)
       Diluted - pro forma                        $      (0.02)  $      (0.01)  $      (0.05)  $      (0.02)


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

(12) Summary of Significant Activity of Joint Venture

     The following statement displays the significant activity for the Joint Venture for the three and nine months ended September 30, 2004. As shown, 50% of the activity is recorded as part of Igene's Financial Statements as income from investment in Joint Venture:

                                               Three Months    Nine Months
                                                  Ended           Ended
                                              September 30,   September 30,
                                                      2004            2004
                                              _____________   _____________
     Net Sales                                $  1,662,000    $  3,668,000
     Less: manufacturing cost                   (2,394,000)     (6,382,000)
                                              _____________   _____________

     Gross Profit                                 (732,000)     (2,714,000)
     Less: selling, general and admin             (977,000)     (2,509,000)
                                              _____________   _____________

     Operating Loss                             (1,709,000)     (5,233,000)
     Interest Expense                              (75,000)        (85,000)
                                              _____________   _____________

     Loss before tax                          $ (1,784,000)   $ (5,308,000)
                                              =============   =============

     50% equity interest Igene                $   (892,000)   $ (2,654,000)
                                              =============   =============

           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


CAUTIONARY STATEMENTS FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

EXCEPT FOR HISTORICAL FACTS, ALL MATTERS DISCUSSED IN THIS REPORT, WHICH ARE FORWARD LOOKING, INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. CERTAIN STATEMENTS IN THIS REPORT SET FORTH MANAGEMENT'S INTENTIONS, PLANS, BELIEFS, EXPECTATIONS OR PREDICTIONS OF THE FUTURE BASED ON CURRENT FACTS AND ANALYSES. WHEN WE USE THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "ESTIMATE," "INTEND" OR SIMILAR EXPRESSIONS, WE INTEND TO IDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENT, DUE TO A VARIETY OF FACTORS, RISKS AND UNCERTAINTIES. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, COMPETITIVE PRESSURES FROM OTHER COMPANIES AND WITHIN THE BIOTECH INDUSTRY, ECONOMIC CONDITIONS IN THE COMPANY'S PRIMARY MARKETS, EXCHANGE RATE FLUCTUATIONS, REDUCED PRODUCT DEMAND, INCREASED COMPETITION, INABILITY TO PRODUCE REQUIRED CAPACITY, UNAVAILABILITY OF FINANCING, GOVERNMENT ACTION, WEATHER CONDITIONS AND OTHER UNCERTAINTIES IDENTIFIED IN THE COMPANY'S FILING WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.

Overview of Financial Position
______________________________

     During the nine-month periods ended September 30, 2004 and 2003, in addition to the Joint Venture discussed in more detail below, the following actions affected the Company's financial position.

     - During the nine months ended September 30, 2004, 194,596 shares of redeemable preferred stock, with a recorded aggregate value of $1,777,160, were converted into 389,192 shares of common stock. This portion included the 8% Cumulative Convertible Preferred Stock, Series B preferred securities and has relieved the Company of this amount from long-term debt.

     - During the nine months ended September 30, 2004, $190,000 dollars of the $1,000,000 of Convertible Debentures issued as part of the 2001 ProBio purchase, were converted to common stock. These shares were converted at $.10 per share, for a total of 1,900,000 shares. These shares were issued and the notes cancelled, which relieved the Company of $190,000, of long-term debt.

     - Increases in accounts payables and accrued expenses of $591,641 were a source of cash. This was reduced by increases in amounts due from the Joint Venture of $313,934 and increases in accounts receivable of $42,637.

     - The carrying value of redeemable preferred stock was increased and paid-in capital available to common shareholders was decreased by $10,019 in 2004 and $12,290 in 2003, reflecting cumulative unpaid dividends on redeemable preferred stock.

     - Proceeds of employee stock options provided $19,750 in cash flows.

During 2004, the Joint Venture has been in the process of commissioning the production facility. Through the period this plant has been in the start-up phase. This has resulted in the reported losses for the quarter and year-to-date as equipment is brought on-line and initially utilized for production activity.

           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of September 30, 2004, total dividends in arrears on Igene's preferred stock total $189,532 ($10.24 per share) and are included in the carrying value of the redeemable preferred stock.

Critical Accounting Policies
____________________________

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The following are critical accounting policies important to our financial condition and results presented in the financial statements and require management to make judgments and estimates that are inherently uncertain:

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

Results of Operations
_____________________

Sales and other revenue

    As part of the Joint Venture Agreement, all further sales are recognized through the Joint Venture. Therefore, Igene recorded no sales of AstaXin(R) during the nine months ended September 30, 2004. Sales of AstaXin(R) during the nine-month period ended September 30, 2003 were $463,486. Sales activity for the Joint Venture are reported below. Sales have been limited in the past quarters due to insufficient production quantity. As of June 30, 2003, Igene had sold the remaining inventory in the Company's possession to the Joint Venture per the Joint Venture Agreement. Management anticipates that the Joint Venture with Tate & Lyle will provide a more dependable product flow. However, there can be no assurance of the dependability of production, or that any increases in sales will occur, or that they will be material.

           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Cost of sales and gross profit

    As with sales revenue, future cost of sales and gross profits will be recognized through the Joint Venture. Igene reported no gross profit on sales of AstaXin(R) for the nine months ended September 30, 2004. Gross profit on sales of AstaXin(R) was $18,540 for the nine month period ended September 30, 2003. Gross profit was 4% of sales for the nine months ended September 30, 2003. The Company attributes the fall in gross profit to a combination of pricing pressure in the market and inefficiencies in production. Management expects the level of gross profit to improve in the future as a percentage of sales. Demand is expected to increase as the Company increases customer usage and market share. Management expects the level of gross profit to improve through the Joint Venture, with expected increases in production efficiency received from the Joint Venture with Tate & Lyle offsetting pricing competition, but can provide no assurances as to future increased production or gross profit.

     Cost of sales for the nine month period ended September 30, 2003, was $444,946. No cost of sales were recorded for the nine month period ended September 30, 2004.

Marketing and selling expenses

     For the quarters ended September 30, 2004 and 2003, Igene recorded marketing and selling expense in the amount of $45,536 and $57,265, respectively, a decrease of $11,729 or 20%. For the nine months ended September 30, 2004 and 2003, Igene recorded marketing and selling expense in the amount of $254,803 and $277,120, respectively, a decrease of $22,317 or 8%. As a result of the disposition of it's ProBio subsidiary in February 2003, Igene had expected reduced marketing and selling costs incurred as part of the prior combination with ProBio, such as the removal of the ProBio marketing and sales force. In addition, the reduction of salable product currently available to Igene from its current manufacturer was expected to cause a corresponding reduction in marketing and selling expense. The marketing and selling expense increased during the second quarter as a result of recognizing the expense associated with the shares issued to Fermtech. As Mr. Benjaminsen remained employed by Igene through 2003, 1,000,000 of the escrowed shares of common stock were delivered to Fermtech. A marketing and selling expense of $110,000 was recognized in the second quarter as a result of the issuance of the shares of common stock. If Mr. Benjaminsen remains employed by Igene through 2004, the remaining 1,000,000 escrowed shares will be released from escrow and delivered to Fermtech. As a result of the Joint Venture with Tate and Lyle, Igene is expecting an increase in salable product with a corresponding increase in marketing and sales costs once the new facility increases its level of production. Additionally, as a result of the Joint Venture, these expenses are reimbursed to Igene. However, no assurances can be made in regards to increased production from the new facility nor with regard to the corresponding increase in marketing and selling costs.

Research, development and pilot plant expenses

     For the quarter ended September 30, 2004 and 2003, Igene recorded research and development costs in the amount of $227,103 and $198,195, respectively, an increase of $28,908 or 15%. For the nine months ended September 30, 2004 and 2003, Igene recorded research and development costs in the amount of $631,035 and $576,596, respectively, an increase of $54,439 or 9%. These costs are expected to remain relatively constant in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, developing higher yielding strains of yeast and making other improvements in the Company's AstaXin(R) technology. Igene is hoping this will lead to an increase in salable product at a reduced cost to Igene and the Joint Venture. However no assurances can be made in that regard. These costs are currently funded through reimbursement from the Joint Venture.

           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Operating expenses

     General and administrative expenses for the quarter ended September 30, 2004 and 2003 were $154,077 and $172,804 respectively, a decrease of $18,727 or 11%. General and administrative expenses for the nine months ended September 30, 2004 and 2003 were $514,905 and $557,131 respectively, a decrease of $42,226 or 7.6%. These costs are expected to remain constant, as Igene works to keep overhead costs at a reduced level and spend funds on research and development efforts. A portion of these costs are funded by reimbursement through the Joint Venture and the remainder will need to be funded through profitable operations or through contributions from directors; though neither of these can be assured.

Litigation expenses

     Previously reported litigation (original lawsuit filed July 21, 1997, U.S. District Court, Baltimore, MD) between Archer Daniels Midland, Inc. ("ADM") and Igene, involving allegations of patent infringement and counterclaims concerning the theft of trade secrets, was resolved on September 29, 2003. Resolution of the dispute between ADM and Igene did not result in an unfavorable outcome to Igene. Igene will continue to make and sell its product, AstaXin(R). The Company incurred $40,580 for the nine months ended September 30, 2004. During the nine months ended September 30, 2004, 250,000 shares were issued to the Company's attorney in connection with the settlement of the ADM matter. These shares were issued at an estimated value of $.11 per share, aggregating $27,500. These costs were expensed in the second quarter as part of the litigation expense. With the settlement of this matter, the related costs are expected to cease.

Interest expense

     Interest expense for the quarters ended September 30, 2004 and 2003 was $191,472 and $233,539, respectively, a decrease of $42,067 or 18%. For the nine months ended September 30, 2004 and 2003, interest expense was $594,389 and $616,671, respectively, a decrease of $22,282 or 4% The interest expense was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debenture in both periods. It is expected this number may decrease due to the conversions by holders of long term debt to equity.

Equity in earnings of unconsolidated subsidiary

     The following statement displays the significant activity for the Joint Venture for the three and nine month ended September 30, 2004. As shown, 50% of the activity is recorded as part of Igene's Financial Statements as income from investment in Joint Venture:

                                               Three Months    Nine Months
                                                  Ended           Ended
                                              September 30,   September 30,
                                                      2004            2004
                                              _____________   _____________
     Net Sales                                $  1,662,000    $  3,668,000
     Less: manufacturing cost                   (2,394,000)     (6,382,000)
                                              _____________   _____________

     Gross Profit                                 (732,000)     (2,714,000)
     Less: selling, general and admin             (977,000)     (2,509,000)
                                              _____________   _____________

     Operating Loss                             (1,709,000)     (5,233,000)
     Interest Expense                              (75,000)        (85,000)
                                              _____________   _____________

     Loss before tax                          $ (1,784,000)   $ (5,308,000)
                                              =============   =============

     50% equity interest Igene                $   (892,000)   $ (2,654,000)
                                              =============   =============

           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

     As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now take place in the unconsolidated Joint Venture subsidiary. For the quarter ended September 30,
2004, Igene's portion of the Joint Venture loss was $892,000. The loss was a result of a 50% interest in the following: Gross profit (loss) for the quarter was $(732,000) on sales of $1,662,000, less manufacturing cost of $2,394,000. Selling and general and administrative expenses for the period were $977,000 and interest income (expense) was $(75,000). The resulting loss before tax was $1,784,000. For the quarter ended September 30, 2004, Igene's 50% portion of the Joint Venture loss was $892,000.

     During 2004, the Joint Venture is in the process of commissioning the Selby Production facility. Through the period this plant has been in the start-up phase. This has resulted in the reported losses for the quarter and year to date as equipment is brought on-line and initially utilized for production activity.

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

           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Net loss and basic and diluted net loss per common share

     As a result of the foregoing, the Company reported net losses of $1,089,668 and $632,103, respectively, for the quarters ended September 30, 2004 and 2003, an increase in the loss of $457,565 or 72%. This represents a loss of $.01 per basic and diluted common share in the quarters ended September 30, 2004 and 2003. The weighted average number of shares of common stock outstanding of 97,103,270 and 90,991,535, for the quarters ended September 30, 2004 and 2003, respectively, increased by 6,111,735 shares. This resulted from the weighted average adjustments of the following transactions: the issuance of 1,905,000 shares issued in conversion of debentures, 389,192 shares of common stock in conversion of preferred stock, 3,102,323 shares issued to the manufacturer as part of the agreement, 1,000,000 shares issued to Fermtech as part of the ProBio disposition agreement, and 450,000 shares issued as part of employee stock option exercises, and 250,000 shares issued as a bonus to the Company attorney in the ADM matter.

Liquidity and Capital Resources

     Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of September 30, 2004, Igene had working capital of $734,643, and cash and cash equivalents of $12,087. Currently Igene is also funded by research and development reimbursements from the Joint Venture.

     Cash used by operating activities during the nine-month period ended September 30, 2004 and 2003 amounted to $69,115 and $228,056, respectively, a decrease in cash used of $158,941.

     Cash of $7,194 was provided by investing activities on asset sales for the nine months ended September 30, 2003, and no cash was provided for the nine-month period ended September 30, 2004.

     Cash was used by financing activities in repayment of loans in the amount of $250,000 for the nine-month period ended September 30, 2003, as opposed to the $18,127 provided by financing activities for the nine-month period ended September 30, 2004. Financing activities in this period consisted primarily of employee stock option plan purchases.

     Over the next twelve months, Igene believes it will need additional working capital. Igene hopes to achieve profits from sales of AstaXin(R) through the Joint Venture. Funding is also expected to be received from the new venture with Tate & Lyle. However, there can be no assurance that projected profits, if any, from sales, or additional funding from the Joint Venture, if any, will be sufficient for Igene to fund its continued operations.

     The Company does not believe that inflation has had a significant impact on its operations during the nine-month periods ended September 30, 2004 and 2003.

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

                    IGENE Biotechnology, Inc.
                             PART II
                        OTHER INFORMATION

Item 2.   Changes  in   Securities  and  Small  Business   Issuer
          Purchases of Equity Securities.

     During the nine months ended September 30, 2004, 250,000 shares were issued to the Company's attorney in connection with the settlement of the ADM matter. These shares were issued at an estimated value of $.11 per share, aggregating to $27,500. The cost was expensed in the second quarter as part of the ADM legal expense.

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

Item 3.   Defaults Upon Senior Securities.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of September 30, 2004, total dividends in arrears on the Company's preferred stock total $189,532 ($10.24 per share) and are included in the carrying value of the redeemable preferred stock.

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

                              -23-

Item 6.   Exhibits and Reports on Form 8-K.

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



                              IGENE Biotechnology, Inc.
                              ___________________________________
                              (Registrant)




Date   November 11, 2004     By  /s/STEPHEN F. HIU
                                 ________________________________
                                    STEPHEN F. HIU
                                    President




Date   November 11, 2004     By  /s/EDWARD J. WEISBERGER
                                 ________________________________
                                    EDWARD J. WEISBERGER
                                    Chief Financial Officer

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

     Exhibit 32(b - Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350.