Form 10QSB/A
period 2003-06-30
IGENE BIOTECHNOLOGY INC
filed 2005-07-28
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 10549
                            FORM 10-QSB/A
                          (Amendment No.1)

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

Yes   [ ]          No   [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
101,732,453 shares as of July 27, 2005.
______________________________________

Transitional Small Business Disclosure Format (check one):

Yes   [ ]          No   [x]




Explanatory Note:

As  disclosed  in  the  Notification of Late Filing  filed  by  Igene
Biotechnology, Inc. (the "Registrant") with the Commission on April 1, 2005 (the "Notification"), Berenson LLP ("Berenson"), the Registrant's independent registered public accounting firm, has questioned the Registrant's historical method of recording the value of its 50% interest in its joint venture with Tate & Lyle PLC (the "Joint Venture"), as reflected in the Registrant's previously issued consolidated financial statements contained in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003 and consolidated interim financial statements contained in the Registrant's Quarterly Reports on Form 10-QSB for the quarterly periods ended March 31, 2004, June 30, 2003 and 2004, and September 30, 2003 and 2004 (collectively, the "Financial Statements").

As disclosed in the Notification, the Registrant contacted the Office of Chief Accountant of the Commission requesting further guidance on this accounting matter. The Registrant engaged in discussions with the Staff of the Commission relating to the accounting treatment of the Registrant's interest in the Joint Venture. The Commission advised the registrant that the historical accounting treatment was not appropriate. In a letter dated May 12, 2005, and received by the Company on the same date, Berenson notified the Registrant that the Financial Statements should no longer be relied upon because of errors in those Financial Statements. The Registrant is now in the process of correcting and restating the Financial Statements (the "Restatement"). The Registrant plans to file such restated Financial Statements as soon as is practicable after the necessary corrections have been made.

The historical Financial Statements filed with the Commission treated the Registrant's investment in the Joint Venture under the equity method of accounting as a one-line caption on its consolidated balance sheet and consolidated statement of operations with the excess of fair value of such investment in the Joint Venture over the historical cost basis of consideration paid for such investment reflected as an adjustment to additional paid-in capital.

The Restatement of the Financial Statements pertains primarily to the manner in which the Registrant recorded the investment in the Joint Venture in the Financial Statements. The Registrant has been advised that while the Registrant's investment in the Joint Venture has been correctly accounted for under the equity method of accounting as a one-line caption on its consolidated balance sheets and consolidated statements of operations, the Registrant's investment in the Joint Venture should have been recorded at an amount equal to the value of the Registrant's consideration contributed at the creation of the Joint Venture (not as the excess of fair value of the Registrant's investment in the Joint Venture over the historical cost basis). As a result, the investment in the Joint Venture should have been initially recorded with a value of $316,869; rather than $12,300,000 initially recorded in the Financial Statements.

In addition, the restatement includes a $90,000 accrual of dividends on preferred shares, Series B, which was not originally accrued until year end as part of a $150,000 dividend accrual. It will now be reflected as $90,000 in the second quarter and $30,000 in each of the subsequent quarters, recognizing the quarterly amounts through the year rather than reflecting the entire accrual at year end.

For the convenience of the reader, this Form 10-QSB/A sets forth the Form 10-QSB originally filed with the SEC on August 14, 2003 (the "Form 10-QSB") in its entirety. However, this Form 10-QSB/A only amends and restates Items [1 and 2 of Part I] of the Form 10-QSB, in each case, solely as a result of, and to reflect the Restatement and no other information in the Form 10-QSB is amended hereby. The foregoing  items  have  not  been updated  to  reflect  other  events occurring after the original filing date of the Form 10-QSB or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Form 10-QSB has been amended to contain currently-dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached to this Form 10-QSB/A as Exhibits 31(a), 31(b), 32(a) and 32(b).

Except for the foregoing amended information, this Form 10-QSB/A continues to speak as of the original filing date of the Form 10-QSB, and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Form 10-QSB or other disclosures necessary to reflect subsequent events are addressed, or will be addressed, in subsequent filings with the SEC.

                            FORM 10-QSB/A
                      IGENE Biotechnology, Inc.


                                INDEX



PART I  -  FINANCIAL INFORMATION
                                                               Page

     Consolidated Balance Sheets ............................   5-6

     Consolidated Statements of Operations ..................     7

     Consolidated Statements of Stockholders' Deficit .......   8-9

     Consolidated Statements of Cash Flows ..................    10

     Notes to Consolidated Financial Statements ............. 11-15

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations .................... 16-21

PART II  -  OTHER INFORMATION ............................... 22-23

SIGNATURES ..................................................    24

EXHIBIT INDEX ...............................................    25

                      IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

               OF THE SECURITIES EXCHANGE ACT OF 1934

                               PART I

                        FINANCIAL INFORMATION

                              IGENE Biotechnology, Inc.  and Subsidiaries
                                     Consolidated Balance Sheets

                                                                  June 30,    December 31,
                                                                     2003            2002
                                                              ____________    ____________
                                                              (Unaudited)
ASSETS
CURRENT ASSETS

  Cash and cash equivalents                                   $   366,634     $   497,711
  Accounts receivable (net of allowances of $24,000 in 2002)      154,998         528,065
  Inventory                                                           ---         374,709
  Prepaid expenses and other current assets                       178,683         192,993
  Assets to be disposed of                                            ---         628,326
  Deferred costs, current portion                                     ---          74,160
                                                              ____________    ____________

                                                                  700,315       2,295,964
OTHER ASSETS

  Property and equipment, net                                     177,562         196,258
  Deferred costs, net of current portion                              ---         187,753
  Investment in and advances to Joint Venture                     391,526             ---
  Equipment deposits                                               90,000         199,685
  Loans receivable from manufacturing agent                       267,851         324,405
  Other assets                                                      4,886           5,188
                                                              ____________    ____________

     TOTAL ASSETS                                             $ 1,632,140     $ 3,209,253
                                                              ============    ============

The accompanying notes are an integral part of the financial statements.

                              IGENE Biotechnology, Inc. and Subsidiaries
                                     Consolidated Balance Sheets
                                            (continued)
                                                                  June 30,    December 31,
                                                                     2003            2002
                                                              ____________    ____________
                                                              (Unaudited)
LIABILITIES, REDEEMABLE PREFERED STOCK
  AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                       $   496,995     $   595,646
  Notes payable - directors                                       150,000         250,000
  Liabilities to be disposed of                                       ---         655,763
  Equipment lease payable                                           3,249           3,590
                                                              ____________    ____________

     TOTAL CURRENT LIABILITIES                                    650,244       1,504,999

LONG-TERM LIABILITIES
  Notes payable                                                 6,043,659       6,043,659
  Convertible debentures                                        4,814,212       4,814,212
  Equipment lease payable, net of current portion                     ---           1,205
  Accrued interest                                              3,037,332       2,700,865
                                                              ____________    ____________

     TOTAL LIABILITIES                                         14,545,447      15,064,940
                                                              ____________    ____________

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred
     stock, 8% cumulative, convertible,
     voting, series A, $.01 par value per
     share. Stated value was $ 17.44
     and $17.12, respectively.  Authorized
     1,312,500 shares, issued 25,605 shares
     and 26,155 respectively                                      446,552         447,774
                                                              ____________    ____________

Carrying amount of redeemable preferred stock,
  8% cumulative, convertible, voting, series B,
  $.01 par value per share.  Stated value was $ 8.48
  and $8.00, respectively.
  Authorized, issued and outstanding 187,500 shares.
  Redemption amount $1,590,000                                  1,590,000       1,500,000
                                                              ____________    ____________

STOCKHOLDERS' DEFICIT
  Common stock --- $.01 par value per share.
     Authorized 750,000,000 shares;
     issued and outstanding 87,074,869
     and 92,943,746 shares, respectively.                         870,749         929,437
  Additional paid-in capital                                   22,192,251      22,387,604
  Deficit                                                     (38,012,859)    (37,120,502)
                                                              ____________    ____________

     TOTAL STOCKHOLDERS' DEFICIT                              (14,949,859)    (13,803,461)
                                                              ____________    ____________

     TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                                  $ 1,632,140     $ 3,209,253
                                                              ============    ============

The accompanying notes are an integral part of the financial statements.

                                        IGENE Biotechnology, Inc. and Subsidiaries
                                           Consolidated Statements of Operations
                                                       (Unaudited)

                                                            Three months ended                   Six months ended
                                                         ___________________________    ____________________________
                                                             June 30,       June 30,        June 30,        June 30,
                                                                2003           2002            2003            2002
                                                         ____________   ____________    ____________    ____________
REVENUE
  Sales - AstaXin(R)                                     $   152,705    $   660,664     $   463,486     $ 1,168,915
  Cost of sales - AstaXin(R)                                  13,962        603,981         444,946       1,034,641
                                                         ____________   ____________    ____________    ____________

        GROSS PROFIT                                           8,743         56,683          18,540         134,274
                                                         ____________   ____________    ____________    ____________

OPERATING EXPENSES
  Marketing and selling                                      118,569        126,620         219,855         271,417
  Research, development and pilot plant                      223,004        141,626         378,401         322,017
  General and administrative                                 242,388        155,170         384,327         387,995
  Operating expenses reimbursed by Joint Venture            (564,381)           ---        (564,381)            ---
                                                         ____________   ____________    ____________    ____________

             TOTAL OPERATING EXPENSES                         19,580        423,416         418,202         981,429
                                                         ____________   ____________    ____________    ____________

             OPERATING LOSS                                  (10,837)      (366,733)       (399,662)       (847,155)
                                                         ____________   ____________    ____________    ____________

EQUITY IN EARNINGS (LOSS) OF
    UNCONSOLIDATED JOINT VENTURE                            (347,000)           ---        (347,000)            ---
INTEREST EXPENSE                                            (177,901)      (305,350)       (383,132)       (523,491)
                                                         ____________   ____________    ____________    ____________

     NET LOSS FROM CONTINUING OPERATIONS                    (535,738)      (672,083)     (1,129,794)     (1,370,646)
                                                         ____________   ____________    ____________    ____________

DISCONTINUED OPERATIONS
_______________________

Net loss from discontinued operations                            ---       (115,331)            ---        (133,003)
Gain on disposal of discontinued operations                      ---            ---         237,437             ---
                                                         ____________   ____________    ____________    ____________

      NET INCOME (LOSS) FROM
              DISCONTINUED OPERATIONS                            ---       (115,331)        237,437        (133,003)
                                                         ____________   ____________    ____________    ____________

              NET LOSS                                   $  (535,738)   $  (787,414)    $  (892,357)    $(1,503,649)
                                                         ____________   ____________    ____________    ____________

BASIC AND DILUTED NET LOSS PER COMMON SHARE
     FROM CONTINUING OPERATIONS                          $     (0.01)   $     (0.01)    $     (0.01)    $     (0.02)
                                                         ____________   ____________    ____________    ____________

BASIC AND DILUTED NET INCOME (LOSS)PER COMMON SHARE
     FROM DISCONTINUED OPERATIONS                        $     (0.00)   $     (0.00)    $     (0.00)    $     (0.00)
                                                         ____________   ____________    ____________    ____________

BASIC AND DILUTED NET LOSS PER COMMON SHARE              $     (0.01)   $     (0.01)    $     (0.01)    $     (0.02)
                                                         ============   ============    ============    ============

The accompanying notes are an integral part of the financial statements.

                              IGENE Biotechnology, Inc. and Subsidiaries
                          Consolidated Statements of Stockholders' Deficit
                                             (Unaudited)

                                                            Redeemable Preferred Stock
                                                                   shares/amount
                                                         _________________________________
Balance at January 1, 2002                                     26,405       $    435,154

Cumulative undeclared dividends
  on redeemable preferred stock                                   ---              8,450

Exercise of employee stock options                                ---                ---

Exercise of warrants                                              ---                ---

Net loss for the six months ended June 30, 2002                   ---                ---
                                                         =============      =============

Balance at June 30, 2002                                       26,405       $    443,604
                                                         =============      =============

Balance at January 1, 2003                                    213,655       $  1,947,774

Cumulative undeclared dividends
  on redeemable preferred stock                                   ---             98,194

Conversion of preferred stock to common                          (550)            (9,416)

Exercise of warrants                                              ---                ---

Net loss for the six months ended June 30, 2003                   ---                ---
                                                         =============      =============

Balance at June 30, 2003                                      213,105       $  2,036,552
                                                         =============      =============

The accompanying notes are an integral part of the financial statements.


                                        IGENE Biotechnology, Inc. and Subsidiaries
                                     Consolidated Statements of Stockholders' Deficit
                                                 (Unaudited - Continued)
                                                                                                      Accumulated
                                                                         Additional                   Other          Total
                                                   Common Stock          Paid-in                      Comprehensive  Stockholders'
                                                  (shares/amount)        Capital       Deficit        Income(Loss)   Deficit
                                              ________________________   ____________  _____________  _____________  _____________
Balance at January 1, 2002                     75,848,600   $ 758,486    $22,188,836   $(33,930,523)           ---   $(10,983,201)

Cumulative undeclared dividends
  on redeemable preferred stock                       ---         ---         (8,450)           ---            ---         (8,450)

Issuance of common stock in
  lieu of cash in payment of
  interest on subordinate debenture                40,000         400         89,600            ---            ---         90,000

Shares issued for manufacturing agreement       2,468,768      24,688         72,521            ---            ---         97,209

Comprehensive loss:

  Net loss for the six months ended
    June 30, 2002                                     ---         ---            ---     (1,503,649)    (1,503,649)    (1,503,649)

Other comprehensive income-
  Foreign currency translation                        ---         ---            ---            ---        106,422        106,422
                                                                                                                     _____________

     Total comprehensive loss                         ---         ---            ---            ---            ---     (1,397,227)
                                              ____________  __________   ____________  _____________  _____________  _____________

Balance at June 30, 2002                       78,357,368   $ 783,574    $22,342,507   $(35,434,172)  $    106,422   $(12,201,669)
                                              ============  ==========   ============  =============  =============  =============

Balance at January 1, 2003                     92,943,746   $ 929,437    $22,387,604   $(37,120,502)           ---   $(13,803,461)

Cumulative undeclared dividends
  on redeemable preferred stock                       ---         ---        (98,194)           ---            ---        (98,194)

Conversion of preferred stock to common             1,100          11          9,405            ---            ---          9,416

Shares received and retired in
   ProBio Sale                                 (7,000,000)    (70,000)      (140,000)           ---            ---       (210,000)


Shares issued for manufacturing agreement       1,130,023      11,301         33,436            ---            ---         44,737

Net loss for the six months ended
  June 30, 2003                                       ---         ---            ---       (892,357)           ---       (892,357)
                                              ____________  __________   ____________  _____________  _____________  _____________

Balance at June 30, 2003                       87,074,869   $ 870,749    $22,192,251   $(38,012,859)  $        ---   $(14,949,859)
                                              ============  ==========   ============  =============  =============  =============

The accompanying notes are an integral part of the financial statements.

                                    IGENE Biotechnology, Inc. and Subsidiaries
                                      Consolidated Statements of Cash Flows
                                                  (Unaudited)
                                                                             Six months ended
                                                                    ___________________________________
                                                                           June 30,            June 30,
                                                                              2003                2002
                                                                    _______________     _______________
Cash flows from operating activities
     Net loss                                                       $     (892,357)     $   (1,503,649)
     Adjustments to reconcile net loss to net cash used
     by operating activities:
        Depreciation                                                        11,784              26,455
        Amortization                                                        54,729              58,257
        Foreign currency translation adjustment                                ---             106,422
        Manufacturing cost paid in shares of common stock                   44,736              97,209
        Interest on debenture paid in shares of common stock                   ---              90,000
        Equity in earnings of unconsolidated sub                           347,000                 ---
     Decrease (increase) in:
          Accounts receivable                                              373,067             221,359
          Inventory                                                        374,709            (791,899)
          Prepaid expenses and other current assets                         43,729            (183,491)
        Increase (decrease) in:
          Accounts payable and accrued expenses                             29,974           1,003,797
                                                                    _______________     _______________

          Net cash (used) provided by operating activities                 387,371            (875,540)
                                                                    _______________     _______________

Cash flows from investing activities
     Capital (expenditures) & sales                                          3,209            (425,334)
     Advances to joint venture                                            (421,657)                ---
     Deposits and other assets                                                 ---             (93,722)
                                                                    _______________     _______________

          Net cash used by investing activities                           (418,448)           (519,106)
                                                                    _______________     _______________

Cash flows from financing activities
     Proceeds (repayment) from borrowing                                  (100,000)          1,000,000
     Proceeds of long-term debt                                                ---             301,600
                                                                    _______________     _______________

     Net cash (used) provided by financing activities                     (100,000)          1,301,600
                                                                    _______________     _______________

     Net decrease in cash and cash equivalents                            (131,077)            (93,046)

     Cash and cash equivalents at beginning of period                      497,711             394,487
                                                                    _______________     _______________

     Cash and cash equivalents at end of period                     $      366,634      $      301,441
                                                                    ===============     ===============

Supplementary disclosure and cash flow information
Cash paid for interest                                              $       30,994      $          508
Cash paid for income taxes                                                     ---                 ---
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

(2)  Noncash investing and financing activities

     During the six months ended June 30, 2003 and 2002 Igene recorded dividends in arrears on 8% redeemable preferred stock at $.32 per share aggregating $8,194 and $8,450 respectively, on Series A preferred stock and during the six months ended June 30, 2003 Igene recorded dividends in arrears of $.48 per share aggregating $90,000 on Series B preferred stock, which has been reclassified from paid-in capital and included in the carrying value of the redeemable preferred stock.

     During the six months ended June 30, 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate") Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company has agreed to transfer to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Company. The value of the Company's investment in the Joint Venture has been recorded at an amount equal to the book value of the Registrant's consideration contributed at the creation of the Joint Venture. As the cost of the Company's technology and intellectual property has been previously expensed and has a carrying amount of zero, the investment in the Joint Venture has been initially recorded with a book value of $316,869, which represents the unamortized production costs contributed to the Joint Venture. During the second quarter the Company made $421,657 in advances to the Joint Venture.

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




                                  -11-
               IGENE Biotechnology, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements
                               (continued)

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

(4)  Joint Venture

     On March 18, 2003, 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate"). Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the
     Joint Venture, while the Company has agreed to contribute to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Joint Venture Company. Unamortized production costs in the amount of $316,869 were contributed to the Joint Venture and has been recorded as the initial cost of the investment.

     The Joint Venture is accounted for under the equity method. Astaxanthin revenue is recorded on the books of the Joint Venture. Certain costs incurred by Igene are reimbursed by the Joint Venture. These reimbursements are reported as a contra amount in the Operating Expense section of the Igene's Consolidated Statements of Operations.

     Igene's share of the losses in the Joint Venture will be recognized only to the extent of Igene's consideration paid for and its consideration exchanged for its ownership portion of the Joint Venture as well as any advances made to the Joint Venture. Losses in excess of Igene's consideration and advances will not be recognized in Igene's Financial Statements but will be carried forward and will offset future income of the Joint Venture, if any. Igene does not expect to recognize income from the Joint Venture until all accumulated unrecognized losses have been eliminated.

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

                                               June 30,     December 31,
                                                  2003             2002
                                          _____________    _____________
          Work-in-process - AstaXin(R)    $        ---     $     11,308
          Finished goods - AstaXin(R)              ---          363,401
                                          _____________    _____________

                  Total inventory         $        ---     $    374,709
                                          =============    =============

(6)  Stockholders' Equity (Deficit)

     As of June 30, 2003 and 2002, 51,210 and 52,810 shares respectively of authorized but unissued common stock were reserved for issue upon conversion of the Company's outstanding preferred stock.

     As of June 30, 2003 and 2002, 74,604,500 shares, of authorized but unissued common stock were reserved for distribution and exercise pursuant to the Company's Employee Stock Option Plans.

               Notes to Consolidated Financial Statements
               IGENE Biotechnology, Inc. and Subsidiaries
                               (continued)

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

(7)  Basic and diluted net loss per common share

     Basic and diluted net loss per common share for the six-month periods ended June 30, 2003 and 2002 is based on 87,435,688 and 76,207,730, respectively, of weighted average common shares outstanding. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends in arrears on preferred stock in the amount of $98,194 and $8,450 for the six months ended June 30, 2003 and 2002, respectively. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

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

(9)  Contingency - Litigation

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

               Notes to Consolidated Financial Statements
               IGENE Biotechnology, Inc. and Subsidiaries
                               (continued)

     yeast. However, Igene expects that this will not affect Igene's ability to make and sell its product, AstaXin(R). Igene has had no expenses for the six months ended June 30, 2003 and 2002 relating to this on-going litigation. With the resumption of matters it is expected Igene will again need to bear legal cost related to this matter.

(10) Uncertainty

     Igene has incurred net losses in each year of its existence, aggregating approximately $38,000,000 from inception to June 30, 2003 and its liabilities and redeemable preferred stock exceeded its assets by approximately $15 million at that date. These factors indicate that Igene will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

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

               Notes to Consolidated Financial Statements
               IGENE Biotechnology, Inc. and Subsidiaries
                               (continued)

(13) Summary of Significant Activity of Joint Venture

     The following statement displays the significant activity for the Joint Venture for the period from the initial investment in the Joint Venture through June 30, 2003. Igene's 50% equity interest in the activity is recorded in Igene's Financial Statements as equity in loss of unconsolidated Joint Venture:

                                                             June 30,
                                                                2003
                                                         ____________
                                                         (Unaudited)
     ASSETS
     CURRENT ASSETS
          Cash and cash equivalents                      $  1,855,000
          Accounts receivable                                 102,000
          Inventory                                           908,000
                                                         ____________

                                                            2,865,000
     OTHER ASSETS
          Fixed Assets Receivable                          21,614,000
          Intellectual property                            24,614,000
                                                         ____________

                    TOTAL ASSETS                         $ 49,093,000
                                                         ============
     LIABILITIES AND EQUITY

     CURRENT LIABILITIES
          Accounts payable and accrued expenses          $    558,000
                                                         ____________

                    TOTAL LIABILITIES                         558,000

          Equity                                           48,535,000
                                                         ____________

                    TOTAL LIABILITIES AND EQUITY         $ 49,093,000
                                                         ============



                                                       Period from the
                                                    initial investment to
                                                        June 30, 2003
                                                    ______________________
                                                         (unaudited)
     Net Sales                                           $   102,000
     Less: manufacturing cost                                (91,000)
                                                         ____________
     Gross Profit                                             11,000
     Less: selling, general and administrative              (716,000)
                                                         ____________

     Operating Loss                                         (705,000)
     Interest Income                                          11,000
                                                         ____________

     Net Loss                                            $  (694,000)
                                                         ============

     Igene's 50% equity interest in the net loss         $  (347,000)
                                                         ============


     Igene's share in the net loss in the Joint Venture will be recognized only to the extent of Igene's consideration exchanged for it's ownership portion of the Joint Venture as well as any advances made to the Joint Venture. Losses in excess of Igene's consideration and advances will not be recognized in Igene's Financial Statements but will be carried forward and will offset future income of the Joint Venture, if any.

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

     The Joint Venture as referred to in the following Recent Developments paragraph, will enter into a land lease with Tate in Selby, England upon which a new manufacturing facility will be constructed and operated by the Joint Venture.

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

Marketing and selling expenses

     For the quarter ended June 30, 2003 Igene recorded $118,569 in Marketing Expense. As a result of the Joint Venture with Tate and Lyle, the Joint Venture will be responsible of the costs related to marketing. As a result of this any costs associated with the marketing of AstaXin(R) will be reimbursed by the Joint Venture. As the Venture was consummated as of March 3, 2003, Igene was reimbursed in the second quarter for the expenses incurred as part of March 2003 as well as the second quarter expenses.

                        IGENE Biotechnology, Inc.
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                               (continued)


Research, development and pilot plant expenses

     For the quarter ended June 30, 2003 Igene recorded $223,004 in Research, development and pilot plant expense. As a result of the Joint Venture with Tate and Lyle, the Joint Venture will be responsible for the costs related to research. As a result of this, any costs associated with the development of AstaXin(R) will be reimbursed by the Joint Venture. As the venture was consummated as of March 3, 2003, Igene was reimbursed in the second quarter for the expenses incurred in March of 2003 as well as the second quarter expenses.

Operating expenses

    General and administrative expenses for the quarters ended June 30, 2003 and 2002 were $242,388. As a result of the Joint Venture with Tate and Lyle, the Joint Venture will be responsible for the costs related to research. As a result of this, any costs associated with the development of AstaXin(R) will be reimbursed by the Joint Venture. As the venture was consummated as of March 3, 2003, Igene was reimbursed in the second quarter for the expenses incurred in March of 2003 as well as the second quarter expenses.

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

Interest expense

     Interest expense for the quarters ended June 30, 2003 and 2002 was $177,901 and $305,350, respectively, a decrease of $127,449 or 41%.
This interest expense was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debenture in both periods.

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

     The amount of consideration paid for ProBio was determined through arms-length negotiations between Igene Biotechnology, Inc. management, on behalf of Igene, and Mr. Ulve, on behalf of Fermtech. In determining the amount paid for the ProBio shares, consideration was given of ProBio's cash flow, cash position, revenue and revenue prospects.

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

Net loss and basic and diluted net loss per common share

    As a result of the foregoing, the Company reported net losses of $535,738 and $787,414, respectively, for the quarters ended June 30, 2003 and 2002, a decrease in the loss of $251,676 or 32%. This represents a loss of $.01 per basic and diluted common share in each of the quarters ended June 30, 2003 and 2002. The weighted average number of shares of common stock outstanding of 86,692,223 and 77,045,178, for the quarters ended June 30, 2003 and 2002, respectively, has increased by 9,647,045 shares. This resulted from the issuance of 194,400 shares of common stock in exercise of warrant, 12,000,000 shares issued to Mr. Gerson as manufacturing agent, 1,921,501 shares issued to the manufacturer as part of the agreement, 1,600,000 shares issued to Mr. Hiu and Mr. Monahan in lieu of compensation, reduced by the retirement of 7,000,000 shares retired as part of the disposition of ProBio.

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

   o The carrying value of redeemable preferred stock was increased and paid-in capital available to common shareholders was decreased by $98,149 and $8,450 in 2003 and 2002, respectively, reflecting cumulative unpaid dividends on redeemable preferred stock.

   o During the quarter ended June 30, 2003, $100,000 cash was used for the repayment of previous financing activity.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of June 30, 2003, total dividends in arrears on Igene's Series A preferred stock were $246,903 ($9.44 per share) and are included in the carrying value of the Series A preferred stock. During the six months ended June 30, 2003 Igene recorded dividends in arrears of $.48 per share aggregating $90,000 on Series B preferred stock. This amount has been reclassified from paid-in capital and included in the carrying value of the Series B redeemable preferred stock, representing the first accrual made for the series B redeemable preferred stock.

Liquidity and Capital Resources

    Historically,   Igene   has   been   funded   primarily   by   equity
contributions and loans from stockholders. As of June 30, 2003, Igene had working capital of $50,071, and cash and cash equivalents of $366,634.

    During the six-month period ended June 30, 2003 cash provided by operation amounted to $387,371 as opposed to the six-month period ended June 30, 2002 as cash used by operations amounted to $875,540.

     Cash of used by financing activities decreased during the six months ended June 30, 2003 to $418,448 from $519,106 for the six-month period ended June 30, 2002.

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

Item 3.  Defaults Upon Senior Securities.

In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of June 30, 2003, total dividends in arrears on the Company's Series A preferred stock were $246,903($9.44 per share) and are included in the carrying value of the Series A preferred stock. During the six months ended June 30, 2003 Igene recorded dividends in arrears of $.48 per share aggregating $90,000 on Series B preferred stock. This amount has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock.

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



                                  -22-
Item 5.  Other Information

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



                                    IGENE Biotechnology, Inc.
                                    _______________________________
                                    (Registrant)




     Date   July 27, 2005            By    /s/ STEPHEN F. HIU
            _____________                  ________________________
                                           STEPHEN F. HIU
                                           President




     Date   July 27, 2005            By    /s/ EDWARD J. WEISBERGER
            _____________                  ________________________
                                           EDWARD J. WEISBERGER
                                           Chief Financial Officer

                              EXHIBIT INDEX


     Exhibit 31(a) - Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

     Exhibit 31(b) - Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

     Exhibit 32(a) - Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350.

     Exhibit 32(b) - Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350.

Exhibit 31(a)

                             CERTIFICATIONS
                             ______________

I, Stephen F. Hiu, certify that:

1. I have reviewed this quarterly report on Form 10Q-SB/A of IGENE Biotechnology, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          (b)   Any   fraud,  whether  or  not  material,  that  involves
          management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: July 27, 2005

/s/ STEPHEN F. HIU
___________________
    STEPHEN F. HIU
    President

Exhibit 31(b)

                               CERTIFICATIONS
                               ______________

I, Edward J. Weisberger, certify that:

1. I have reviewed this quarterly report on Form 10Q-SB/A of IGENE Biotechnology, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          (b)   Any   fraud,  whether  or  not  material,  that  involves
          management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: July 27, 2005

/s/ EDWARD J. WEISBERGER
__________________________
    EDWARD J. WEISBERGER
    Chief Financial Officer

Exhibit 32(a)


CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the IGENE Biotechnology, Inc. (the "Company") Quarterly Report on Form 10-QSB/A for the period ended June 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen F. Hiu, President of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1). The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: July 27, 2005                By:  /s/ STEPHEN F. HIU
                                        __________________
                                            STEPHEN F. HIU
                                            President

Exhibit 32(b)

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the IGENE Biotechnology, Inc. (the "Company") Quarterly Report on Form 10-QSB/A for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward J. Weisberger, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1). The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: July 27, 2005                By:  /s/EDWARD J. WEISBERGER
                                        _______________________
                                           EDWARD J. WEISBERGER
                                           Chief Financial Officer