Form 10QSB/A
period 2003-09-30
IGENE BIOTECHNOLOGY INC
filed 2005-07-28
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 10549
                            FORM 10-QSB/A
                          (Amendment No.1)


(Mark One)

[x] Quarterly report under Section 13 or 15(D) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 2003
                                         __________________

[ ]    Transition report under Section 13 or 15(D) of the Exchange
       Act

       For the transition period from __________ to _________


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

Yes   [ ]          No   [x]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
101,732,453  shares as of July 27, 2005.
_______________________________________

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

The Restatement of the Financial Statements pertains primarily to the manner in which the Registrant recorded the investment in the Joint Venture in the Financial Statements. The Registrant has been advised that while the Registrant's investment in the Joint Venture has been correctly accounted for under the equity method of accounting as a one-line caption on its consolidated balance sheets and consolidated statements of operations, the Registrant's investment in the Joint Venture should have been recorded at an amount equal to the value of the Registrant's consideration contributed at the creation of the Joint Venture (not as the excess of fair value of the Registrant's investment in the Joint Venture over the historical cost basis). As a result, the investment in the Joint Venture should have been initially recorded with a value of $316,869; rather than the $12,300,000 initially recorded in the Financial Statements.

The classification of the Company's preferred stock as liabilities in accordance with Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("FASB 150"), which became effective in the third quarter of 2003. Amounts previously treated as dividends have been classified as interest expense.

In addition, the restatement includes a $120,000 accrual of dividends on preferred shares, Series B, which was not originally accrued until year end as part of a $150,000 dividend accrual. It will now be reflected as $90,000 in the second quarter and $30,000 in each of the subsequent quarters, recognizing the quarterly amounts through the year rather than reflecting the entire accrual at year end. In accordance with FASB 150, the dividends accrued in the third quarter 2003 and thereafter have been reclassified to interest expense. This reclassification reduces income by $34,096.

For the convenience of the reader, this Form 10-QSB/A sets forth the Form 10-QSB originally filed with the SEC on November 14, 2003 (the "Form 10-QSB") in its entirety. However, this Form 10-QSB/A only amends and restates Items [1 and 2 of Part I] of the Form 10-QSB, in each case, solely as a result of, and to reflect the Restatement and no other information in the Form 10-QSB is amended hereby. The foregoing  items  have  not  been updated  to  reflect  other  events occurring after the original filing date of the Form 10-QSB or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Form 10-QSB has been amended to contain currently-dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached to this Form 10-QSB/A as Exhibits 31(a), 31(b), 32(a) and 32(b).

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

                            FORM 10-QSB/A
                      IGENE Biotechnology, Inc.


                                INDEX



PART I  -  FINANCIAL INFORMATION

                                                                Page

     Consolidated Balance Sheets .............................   5-6

     Consolidated Statements of Operations ...................     7

     Consolidated Statements of Stockholders' Deficit ........   8-9

     Consolidated Statements of Cash Flows ...................    10

     Notes to Consolidated Financial Statements .............. 11-15

     Management's Discussion and Analysis of Financial
     Conditions and Results of Operations .................... 16-21

PART II  -  OTHER INFORMATION ................................ 22-24

SIGNATURES ...................................................    25

EXHIBIT INDEX ................................................    26

                      IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

               OF THE SECURITIES EXCHANGE ACT OF 1934

                               PART I

                        FINANCIAL INFORMATION

Item 1. Financial Statements


                               IGENE Biotechnology, Inc.  and Subsidiaries
                                       Consolidated Balance Sheets

                                                                    September 30,      December 31,
                                                                            2003              2002
                                                                    _____________     _____________
                                                                     (Unaudited)
ASSETS
CURRENT ASSETS

  Cash and cash equivalents                                         $     26,849      $    497,711
  Accounts receivable (net of allowances of $24,000 in 2002)             124,341           528,065
  Inventory                                                                  ---           374,709
  Prepaid expenses and other current assets                              100,157           192,993
  Assets to be disposed of                                                   ---           628,326
  Deferred costs, current portion                                            ---            74,160
                                                                    _____________     _____________

                                                                         251,347         2,295,964


OTHER ASSETS
  Property and equipment, net                                            172,468           196,258
  Deferred costs, net of current portion                                     ---           187,753
  Investment in and advances to Joint Venture                             26,560               ---
  Equipment deposits                                                         ---           199,685
  Loans receivable from manufacturing agent                              211,925           324,405
  Other assets                                                             4,886             5,188
                                                                    _____________     _____________

     TOTAL ASSETS                                                   $    667,186      $  3,209,253
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
                                                                    _____________     _____________
                                                                     (Unaudited)

LIABILITIES, REDEEMABLE PREFERED STOCK
  AND STOCKHOLDERS'DEFICIT

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
                                                                    _____________     _____________

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred
     stock, 8% cumulative, convertible,
     voting, series A, $.01 par value per
     share. Stated value was $ 17.60
     and $17.12, respectively.  Authorized 1,312,500
     shares, issued 25,605 and 26,155 shares, respectively.              450,648           447,774
                                                                    _____________     _____________

  Carrying amount of redeemable preferred stock,
    8% cumulative, convertible, voting, series B,
    $.01 par value per share.  Stated value was $8.64 and
    $8.00 per share, respectively.
    Authorized, issued and outstanding 187,500 shares.
    Redemption amount $1,620,000 at September 30, 2003.                1,620,000         1,500,000
                                                                    _____________     _____________

     TOTAL LIABILITIES                                                16,237,419        17,012,714
                                                                    _____________     _____________

STOCKHOLDERS'DEFICIT
  Common stock --- $.01 par value per share.
     Authorized 750,000,000 shares;
     issued and outstanding 88,011,387
     and 92,943,746 shares, respectively.                                880,114           929,437
  Additional paid-in capital                                          22,229,711        22,387,604
  Deficit                                                            (38,679,058)      (37,120,502)
                                                                    _____________     _____________

     TOTAL STOCKHOLDERS'DEFICIT                                      (15,569,233)      (13,803,461)
                                                                    _____________     _____________

     TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                                        $    667,186      $  3,209,253
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

                                         IGENE Biotechnology, Inc. and Subsidiaries
                                           Consolidated Statements of Operations
                                                        (Unaudited)

                                                                 Three months ended                    Nine months ended
                                                            ______________________________     ______________________________
                                                            September 30,    September 30,     September 30,    September 30,
                                                                    2003             2002              2003             2002
                                                            _____________    _____________     _____________    _____________
REVENUE
_______

  Sales - AstaXin(R)                                        $        ---     $  1,240,278      $    463,486     $  2,409,193
  Cost of sales - AstaXin(R)                                         ---        1,136,670           444,946        2,171,311
                                                            _____________    _____________     _____________    _____________

     GROSS PROFIT                                                    ---          103,608            18,540          237,882
                                                            _____________    _____________     _____________    _____________

OPERATING EXPENSES
__________________

  Marketing and selling                                           57,265          133,635           277,120          405,052
  Research, development and pilot plant                          198,195          162,540           576,596          484,557
  General and administrative                                     172,804          540,674           557,131          928,669
  Litigation expense                                              75,610              ---            75,610              ---
  Less expenses reimbursed by Joint Venture                     (327,310)             ---          (891,691)             ---
                                                            _____________    _____________     _____________    _____________

          TOTAL OPERATING EXPENSES                               176,564          836,849           594,766        1,818,278
                                                            _____________    _____________     _____________    _____________

          OPERATING LOSS                                        (176,564)        (733,241)         (576,226)      (1,580,396)
                                                            _____________    _____________     _____________    _____________

EQUITY IN EARNINGS(LOSS)OF UNCONSOLIDATED SUB                   (222,000)             ---          (569,000)             ---
INTEREST EXPENSE                                                (267,635)        (300,520)         (650,767)        (824,011)
                                                            _____________    _____________     _____________    _____________

     NET LOSS FROM CONTINUING OPERATIONS                        (666,199)      (1,033,761)       (1,795,993)      (2,404,407)
                                                            _____________    _____________     _____________    _____________

DISCONTINUED OPERATIONS
_______________________

Net loss from discontinued operations                                ---         (207,629)              ---         (340,632)
Gain on disposal of discontinued operations                          ---              ---           237,437              ---
                                                            _____________    _____________     _____________    _____________

     NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS                  ---         (207,629)          237,437         (340,632)
                                                            _____________    _____________     _____________    _____________

     NET LOSS                                               $   (666,199)    $ (1,241,390)     $ (1,558,556)    $ (2,745,039)
                                                            _____________    _____________     _____________    _____________

BASIC AND DILUTED NET LOSS PER COMMON SHARE
     FROM CONTINUING OPERATIONS                             $      (0.01)    $      (0.01)     $      (0.02)    $      (0.03)
                                                            _____________    _____________     _____________    _____________

BASIC AND DILUTED NET LOSS PER COMMON SHARE
     FROM DISCONTINUED OPERATIONS                           $      (0.00)    $      (0.00)     $      (0.00)    $      (0.00)
                                                            _____________    _____________     _____________    _____________

BASIC AND DILUTED NET LOSS PER COMMON SHARE                 $      (0.01)    $      (0.01)     $      (0.02)    $      (0.03)
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


                                IGENE Biotechnology, Inc. and Subsidiaries
                            Consolidated Statements of Stockholders' Deficit
                                               (Unaudited)

                                                                     Redeemable Preferred Stock
                                                                  ________________________________
                                                                          (shares/amount)
Balance at January 1, 2002                                              26,405      $    435,154

Cumulative undeclared dividends
  on redeemable preferred stock                                            ---            12,674

Exercise of employee stock options                                         ---               ---

Exercise of warrants                                                       ---               ---

Net loss for the nine months ended September 30, 2002                      ---               ---
                                                                  _____________     _____________

Balance at September 30, 2002                                           26,405      $    447,828
                                                                  =============     =============

Balance at January 1, 2003                                             213,655      $  1,947,774

Cumulative undeclared dividends
  on redeemable preferred stock                                            ---            98,194

Cumulative undeclared dividends
  on redeemable preferred stock
  classified as interest                                                   ---            34,096

Conversion of preferred common stock                                      (550)           (9,416)

Exercise of warrants                                                       ---               ---

Net loss for the nine months ended
  September 30, 2003                                                       ---               ---
                                                                  _____________     _____________

Balance at September 30, 2003                                          213,105      $  2,070,648
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


                                                IGENE Biotechnology, Inc. and Subsidiaries
                                             Consolidated Statements of Stockholders' Deficit
                                                        (Unaudited - Continued)

                                                                                                      Accumulated
                                                                        Additional                    Other          Total
                                                   Common Stock         Paid-in                       Comprehensive  Stockholders'
                                                  (shares/amount)       Capital        Deficit        Income(Loss)   Deficit
                                             _________________________  _____________  _____________  _____________  _____________

Balance at January 1, 2002                    75,848,600    $ 758,486   $ 22,188,836   $(33,930,523)           ---   $(10,983,201)

Cumulative undeclared dividends
  on redeemable preferred stock                      ---          ---        (12,674)           ---            ---        (12,674)

Issuance of common stock in
  lieu of cash in payment of
  interest on subordinate debenture               40,000          400         89,600            ---            ---         90,000

Issuance of common stock in
  lieu of cash in payment for
  consulting fee                              12,000,000      120,000        180,000            ---            ---        300,000

Shares issued for manufacturing agreement      3,064,496       30,645         78,478            ---            ---        109,124

Comprehensive loss:

  Net loss for the nine months ended
    September 30, 2002                               ---          ---            ---     (2,745,038)           ---     (2,745,038)

Other comprehensive income-
  Foreign currency translation                       ---          ---            ---            ---         98,313         98,313

     Total comprehensive loss                        ---          ---            ---            ---            ---     (2,646,725)
                                             ____________   __________  _____________  _____________  _____________  _____________

Balance at September 30, 2002                 90,953,096    $ 909,531   $ 22,524,240   $(36,675,561)  $     98,313   $(13,143,477)
                                             ============   ==========  =============  =============  =============  =============

Balance at January 1, 2003                    92,943,746    $ 929,437   $ 22,387,604   $(37,120,502)           ---   $(13,803,461)

Cumulative undeclared dividends
  on redeemable preferred stock                      ---          ---        (98,194)           ---            ---        (98,194)

Cumulative undeclared dividends
  on redeemable preferred stock
  classified as interest                             ---          ---            ---            ---            ---            ---

Shares received and retired in
   ProBio Sale                                (7,000,000)     (70,000)      (140,000)           ---            ---       (210,000)

Conversion of preferred stock to common            1,100           11          9,405            ---            ---          9,416

Shares issued for manufacturing agreement      2,066,541       20,666         70,896            ---            ---         91,562

Net loss for the nine months ended
  September 30, 2003                                 ---          ---            ---     (1,558,556)           ---     (1,558,556)
                                             ____________   __________  _____________  _____________  _____________  _____________

Balance at September 30, 2003                 88,011,387    $ 880,114   $ 22,229,711   $(38,679,058)  $        ---   $(15,569,233)
                                             ============   ==========  =============  =============  =============  =============



The accompanying notes are an integral part of the financial statements.

                              IGENE Biotechnology, Inc. and Subsidiaries
                                 Consolidated Statements of Cash Flows
                                            (Unaudited)

                                                                               Nine months ended
                                                                      ___________________________________
                                                                       September 30,       September 30,
                                                                               2003                2002
                                                                      _______________     _______________
Cash flows from operating activities
     Net loss                                                         $   (1,558,556)     $   (2,745,038)
     Adjustments to reconcile net loss to net cash used
     by operating activities:
        Depreciation                                                          16,596              39,647
        Amortization                                                          54,729              87,386
        Consulting cost paid in shares of common stock                           ---             300,000
        Foreign currency translation adjustment                                  ---              98,313
        Manufacturing cost paid in shares of common stock                     91,562             109,122
        Interest on debenture paid in shares of common stock                     ---              90,000
        Equity in earnings (loss) of unconsolidated sub                      569,000                 ---
        Decrease (increase) in:
          Accounts receivable                                                403,724            (228,819)
          Inventory                                                          374,709            (162,876)
          Prepaid expenses and other current assets                          264,478              36,415
        Increase (decrease) in:
          Accounts payable and accrued expenses                             (199,703)            929,520
                                                                      _______________     _______________

          Net cash provided by/(used in)operating activities                  16,539          (1,446,330)
                                                                      _______________     _______________

Cash flows from investing activities
     Advances to joint venture                                              (278,691)                ---
     Capital (expenditures) & sales                                            7,194            (204,074)
                                                                      _______________     _______________

          Net cash used by investing activities                             (271,497)           (204,074)
                                                                      _______________     _______________

Cash flows from financing activities
     Proceeds (repayment) from borrowing                                    (250,000)          1,300,000
     Increase in preferred stock for the cumulative dividend
        classified as interest                                                34,096                 ---
     Proceeds of long-term debt                                                  ---              (1,733)
                                                                      _______________     _______________

     Net cash (used) provided by financing activities                       (215,904)          1,298,267
                                                                      _______________     _______________

     Net decrease in cash and cash equivalents                              (470,862)           (352,137)

     Cash and cash equivalents at beginning of period                        497,711             394,487
                                                                      _______________     _______________

     Cash and cash equivalents at end of period                       $       26,849      $       42,350
                                                                      ===============     ===============

Supplementary disclosure and cash flow information
__________________________________________________

Cash paid for interest                                                $       72,964      $       67,973
Cash paid for income taxes                                                       ---                 ---

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

(2)  Noncash investing and financing activities

     During the nine months ended September 30, 2003 and 2002, the Company recorded in each quarter dividends in arrears on 8% redeemable preferred stock cumulating at $.48 per share aggregating $12,290 and $12,674 respectively, on Series A preferred stock and during the nine months ended September
     30, 2003 Igene recorded dividends in arrears of $.64 per share aggregating $120,000 on Series B preferred stock, which has been removed from paid-in capital for the first and second quarter and recorded as interest expense in the third quarter and included in the carrying value of the redeemable preferred stock. In accordance with FASB 150, the dividends accrued in the third quarter 2003 and thereafter have been reclassified to interest expense. This reclassification reduces income by $34,096.

     During the nine months ended June 30, 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate") Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company transferred to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of
     Directors of the Company. The value of the Company's investment in the Joint Venture has been recorded at an amount equal to the book value of the Registrant's consideration contributed at the creation of the Joint Venture. As the cost of the Company's technology and intellectual property has been previously expensed and has a carrying amount of zero, the investment in the Joint Venture has been initially recorded with a book value of $316,869, which represents the unamortized production costs contributed to the Joint Venture. In addition to the Company's initial investment in the Joint Venture, the Company has made $278,691 in advances to the Joint Venture.

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

     During the nine months ended September 30, 2002, the Board of Directors, in an attempt to ascertain a manufacturing partner, authorized retention of the services of Mr. Martin Gerson. The expected term of the service is for two (2) years. In compensation for this service, Mr. Gerson was awarded 12,000,000 shares of Igene common stock.

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

(5)  Inventories

     As part of the Joint Venture Agreement, inventory is maintained by the Joint Venture. As a result, Igene sold the remainder of its inventory and plans to no longer maintain inventory. December 31, 2002 figures for inventory are stated at lower of cost, on a first-in first-out basis, or market value; work in process, and finished goods represents product manufactured and held for sale. Inventory at December 31, 2002 was as follows:

           Notes to Consolidated Financial Statements
           IGENE Biotechnology, Inc. and Subsidiaries
                           (continued)

                                                December 31,
                                                       2002
                                              ______________
     Work-in-process - AstaXin(R)             $      11,308
     Finished goods - AstaXin(R)                    363,401
                                              ______________

          Total inventory                     $     374,709
                                              ==============

(6)  Stockholders' Equity (Deficit)

     As  of September 30, 2003 and 2002, 51,210 and 52,810 shares respectively  of authorized but unissued common  stock  were
     reserved   for  issue  upon  conversion  of  the   Company's
     outstanding preferred stock.

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

(7)  Basic and diluted net loss per common share

     Basic and diluted net loss per common share for the nine-month periods ended September 30, 2003 and 2002 is based on 87,314,094 and 91,147,995, respectively, of weighted average common shares outstanding. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends in arrears on preferred stock dividends in arrears on 8% redeemable preferred stock cumulating at $.48 per share aggregating $12,290 and $12,674 respectively, on Series A preferred stock and during the nine months ended September 30, 2003 Igene recorded dividends in arrears of $.64 per share aggregating $120,000 on Series B preferred stock, which has been removed from paid-in capital for the first and second quarter and recorded as interest expense in the third quarter and included in the carrying value of the redeemable preferred stock. In accordance with FASB 150, the dividends accrued in the third quarter 2003 and thereafter have been reclassified to interest expense. This classification reduces income by $34,096. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

           Notes to Consolidated Financial Statements
           IGENE Biotechnology, Inc. and Subsidiaries
                           (continued)
 (8) Income Taxes

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

           Notes to Consolidated Financial Statements
           IGENE Biotechnology, Inc. and Subsidiaries
                           (continued)

                                                           Three months ended            Nine months ended
                                                      ____________________________  ____________________________
                                                      September 30,  September 30,  September 30,  September 30,
                                                              2003           2002           2003           2002
                                                      _____________  _____________  _____________  _____________
      Net loss:
           As reported                                $   (666,199)  $ (1,241,390)  $ (1,558,556)  $ (2,745,039)
      Less pro forma stock-based employee
           compensation expense determined under fair
           value based method net of related tax
           effects                                        (159,578)      (171,250)      (423,756)      (513,750)
                                                      _____________  _____________  _____________  _____________

      Net loss                                        $   (825,777)  $ (1,412,640)  $ (1,982,312)  $ (3,258,789)
                                                      =============  =============  =============  =============
 Net loss per Share:
          Basic - as reported                         $      (0.01)  $      (0.01)  $      (0.02)  $      (0.03)
          Basic - pro forma                           $      (0.01)  $      (0.01)  $      (0.02)  $      (0.04)

          Diluted - as reported                       $      (0.01)  $      (0.01)  $      (0.02)  $      (0.03)
          Diluted - pro forma                         $      (0.01)  $      (0.01)  $      (0.02)  $      (0.04)


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

     In May 2003, The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"), effective for financial instruments entered into or modified after May 31, 2003. This statement established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the statement as a liability rather than as an equity, such as obligations that a reporting entity can or must settle by issuing its own equity shares. The Company reclassified its preferred stock to liabilities and related cumulated dividends were classified as interest expense in the third quarter of 2003.

           Notes to Consolidated Financial Statements
           IGENE Biotechnology, Inc. and Subsidiaries
                           (continued)

(13) Summary of Significant Activity of Joint Venture

     The following statement displays the significant activity for the joint venture for the period from the initial investment in the joint venture through September 30, 2003. Igene's 50% equity interest in the activity is recorded in Igene's Financial Statements as equity in loss of unconsolidated Joint Venture:

                                                        September 30,
                                                                2003
                                                        _____________
                                                        (Unaudited)
          ASSETS
          CURRENT ASSETS
            Cash and cash equivalents                   $    779,000
            Accounts receivable                              273,000
            Inventory                                      1,026,000
                                                        _____________

                                                           2,078,000
          OTHER ASSETS
            Fixed Assets Receivable                       21,614,000
            Intellectual property                         24,614,000
                                                        _____________

               TOTAL ASSETS                             $ 48,306,000
                                                        =============
          LIABILITIES AND EQUITY

          CURRENT LIABILITIES
            Accounts payable and accrued expenses       $    215,000
                                                        _____________

               TOTAL LIABILITIES                             215,000

               Equity                                     48,091,000
                                                        _____________

               TOTAL LIABILITIES AND EQUITY             $ 48,306,000
                                                        =============

                                                        Period from
                                                        initial investment
                                                        September 30, 2003
                                                        __________________
                                                           (unaudited)
     Net Sales                                          $         597,000
     Less: manufacturing cost                                    (536,000)
                                                        __________________

     Gross Profit                                                  61,000
     Less: selling, general and administrative                 (1,213,000)
                                                        __________________

     Operating Loss                                            (1,152,000)
     Interest Income                                               14,000
                                                        __________________

     Net Loss                                           $      (1,138,000)
                                                        ==================

     Igene's 50% equity interest in the net loss        $        (569,000)
                                                        ==================

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

Item 2. Management's Discussion and Analysis

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

Interest expense

     Interest expense for the quarters ended September 30, 2003 and 2002 was $267,635 and $300,520, respectively, a decrease of $32,885 or 11%. The interest expense was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debenture in both periods. However, $34,096 in cumulative dividends accrued in the quarter ended September 30, 2003 from preferred stock was recorded as part of interest expense.

                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Equity in earnings of unconsolidated venture

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

     The amount of consideration paid for ProBio was determined through arms-length negotiations between Igene management, on behalf of Igene, and Mr. Ulve, on behalf of Fermtech. In determining the amount paid for the ProBio shares consideration was given of ProBio's cash flow, cash position, revenue and revenue prospects.

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

                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Net loss and basic and diluted net loss per common share

     As a result of the foregoing, the Company reported net losses of $666,199 and $1,241,389, respectively, for the quarters ended September 30, 2003 and 2002, a decrease in the loss of $575,190 or 46%. This represents a loss of $.01 per basic and diluted common share in each of the quarters ended September 30, 2003 and 2002. The weighted average number of shares of common stock outstanding of 88,011,387 and 81,879,107, for the quarters ended September 30, 2003 and 2002, respectively, has increased by 6,132,280 shares. This resulted from the issuance of 194,400 shares of common stock in exercise of warrant, 12,000,000 shares issued to Mr. Gerson as manufacturing agent, 2,262,488 shares issued to the manufacturer as part of the agreement, 1,600,000 shares issued to Mr. Hiu and Mr. Monahan in lieu of compensation, reduced by the retirement of 7,000,000 shares retired as part of the disposition of ProBio.

Financial Position

     During  the nine-month periods ended September 30, 2003  and
2002, in addition to the joint venture previously discussed,  the
following   actions  also  materially  affected   the   Company's
financial position:

   o Igene sold or transferred all of its inventory during the nine months ended September 30, 2003. The result was an increase in cash of $374,000.
   o In addition, accounts receivable and prepaid assets are being transferred to the Joint Venture, which has increased cash by $125,033 from the reductions in accounts receivable and $264,478 from the reductions of prepaid assets.
   o Increased cash flow has allowed for uses of operating cash to reduce accounts payable and accrued expenses by $199,703.
   o  The  carrying  value  of  redeemable  preferred  stock  was increased and paid-in capital available to common shareholders was decreased by $12,290, reflecting cumulative unpaid dividends on redeemable preferred stock.
   o During the nine months ended September 30, 2003, $250,000 cash was used for the repayment of borrowings.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. During the nine months ended September 30, 2003 and 2002, the Company recorded in each quarter dividends in arrears on 8% redeemable preferred stock cumulating at $.48 per share aggregating $12,290 and $12,674 respectively, on Series A preferred stock and during the nine months ended September 30, 2003 Igene recorded dividends in arrears of $.64 per share aggregating $120,000 on Series preferred stock, which has been removed from paid-in capital for the first and second quarter and recorded as interest expense in the third quarter and included in the carrying value of the redeemable preferred stock. In accordance with FASB 150, the dividends accrued in the third quarter 2003 and thereafter have been reclassified to interest expense. This classification reduces income by $34,096. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

Liquidity and Capital Resources

     Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of September 30, 2003, Igene had working capital of $171,351, and cash and cash equivalents of $26,849.

     Cash provided by operating activities during the nine-month period ended September 30, 2003 amounted to $16,539 as compared to cash used by operating activities during the nine-month period ended September 30, 2002 of $1,446,330.

     Cash  used by investing activities for the nine months ended
September   30,   2003  and  2002  was  $215,904  and   $204,074,
respectively.
                              -21-

                    IGENE Biotechnology, Inc.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

     Cash was used by financing activities in repayment of loans in the amount of $215,904 for the nine-month period ended September 30, 2003 as opposed to the $1,298,267 provided by financing activities for the nine-month period ended September 30, 2002. Financing activities consisted principally of notes from directors.

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



                                     IGENE Biotechnology, Inc.
                                     ___________________________
                                     (Registrant)




    Date    July 27, 2005        By  /s/ STEPHEN F. HIU
                                     ___________________________
                                         STEPHEN F. HIU
                                         President




    Date    July 27, 2005        By  /s/ EDWARD J. WEISBERGER
                                     ___________________________
                                         EDWARD J. WEISBERGER
                                         Chief Financial Officer

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

/s/ STEPHEN F. HIU
__________________________
    STEPHEN F. HIU
    President

Exhibit 31(b)
                         CERTIFICATIONS

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

/s/ EDWARD J. WEISBERGER
___________________________
    EDWARD J. WEISBERGER
    Chief Financial Officer

Exhibit 32(a)


            CERTIFICATION OF CHIEF EXECUTIVE OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the IGENE Biotechnology, Inc. (the "Company") Quarterly Report on Form 10-QSB/A for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen F. Hiu, President of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

          (1). The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: July 27, 2005                By:  /s/ STEPHEN F. HIU
                                        _________________________
                                            STEPHEN F. HIU
                                            President

Exhibit 32(b)

            CERTIFICATION OF CHIEF FINANCIAL OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the IGENE Biotechnology, Inc. (the "Company") Quarterly Report on Form 10-QSB/A for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward J. Weisberger, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

          (1). The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: July 27, 2005             By:  /s/EDWARD J. WEISBERGER
                                     ____________________________
                                        EDWARD J. WEISBERGER
                                        Chief Financial Officer