Form 10KSB/A
period 2003-12-31
IGENE BIOTECHNOLOGY INC
filed 2005-09-06
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                          FORM 10-KSB/A
                         (Amendment #1)
(Mark One)

[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934.

           For the fiscal year ended December 31, 2003

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF   THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                 Commission file number 0-15888

                     IGENE Biotechnology, Inc.
          ______________________________________________
          (Name of Small Business Issuer in Its Charter)

             Maryland                      52-1230461
_______________________________ _________________________________
(State of other jurisdiction of (IRS Employer Identification No.)
 incorporation or organization)

  9110 Red Branch Road, Columbia, Maryland              21045
 _________________________________________          _____________
  (Address of principal executive offices)           (Zip Code)


                          (410) 997-2599
      ____________________________________________________
        (issuer's telephone number, including area code)

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

As disclosed in the Notification, the Registrant contacted the Office of Chief Accountant of the Commission requesting further guidance on this accounting matter. The Registrant engaged in discussions with the Staff of the Commission relating to the accounting treatment of the Registrant's interest in the Joint
Venture. The Commission advised the registrant that the historical accounting treatment was not appropriate. In a letter dated May 12, 2005, and received by the Company on the same date, Berenson notified the Registrant that the Financial Statements should no longer be relied upon because of errors in those Financial Statements. The Registrant is now in the process of correcting and restating the Financial Statements. The Registrant plans to file such restated Financial Statements as soon as is practicable after the necessary corrections have been made.

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

The corrections necessary to restate the Financial Statements pertain primarily to the manner in which the Registrant recorded the investment in the Joint Venture in the Financial Statements. The Registrant has been advised that while the Registrant's investment in the Joint Venture has been correctly accounted for under the equity method of accounting as a one-line caption on its consolidated balance sheets and consolidated statements of operations, the Registrant's investment in the Joint Venture should have been recorded at an amount equal to the value of the Registrant's consideration contributed at the creation of the Joint Venture (not as the excess of fair value of the Registrant's investment in the Joint Venture over the historical cost basis). As a result, the investment in the Joint Venture should have been initially recorded with a value of $316,869; rather than the twelve million, three hundred thousand ($12,300,000) initially recorded in the Financial Statements.

The Company can not recognize the loss of the Joint Venture beyond the investment in the Joint Venture. As of the fourth quarter of 2003 the Company had an initial investment of and amounts due from the Joint Venture of $818,052. Igene's share of the loss through December 31, 2003 equaled $914,494, exceeding the total investment by $96,442. This excess loss, and all future losses incurred as a result of the Joint Venture, that are in excess of the Company's investment and advances, will be suspended until the point that the profits of the Joint Venture, if any, exceed the incurred losses.

As in the originally issued financial statements, the Company's preferred stock have been classified as liabilities in the restated financial statement in accordance with the Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("FASB 150"). However, the amounts previously stated as dividends after the effective date of FASB 150, which was at the beginning of the third quarter of 2003, have been recharacterized as interest expense in the restated financial statements. This recharacterization increases interest expense by $68,194 for the year ended December 31, 2003.

For the convenience of the reader, this Form 10-KSB/A sets forth the Form 10-KSB originally filed with the SEC on March 26, 2004 (the "Form 10-KSB") in its entirety. However, this Form 10-KSB/A only amends and restates Items [1 and 2 of Part I] of the Form 10-KSB, in each case, solely as a result of, and to reflect the Restatement and no other information in the Form 10-KSB is
amended  hereby.   The foregoing items have not been  updated  to
reflect other events occurring after the original filing date of the Form 10-KSB or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Form 10-KSB has been amended to contain currently-dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by
Sections  302  and 906 of the Sarbanes-Oxley Act  of  2002.   The
certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached to this Form 10-KSB/A as Exhibits 31(a), 31(b), 32(a) and 32(b).

Except for the foregoing amended information, this Form 10-KSB/A continues to speak as of the original filing date of the Form 10-KSB, and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Form 10-KSB or other disclosures necessary to reflect subsequent events are addressed, or will be addressed, in subsequent filings with the SEC.

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

     On March 18, 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate") Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company has agreed to transfer to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Company. The value of the Company's investment in the Joint Venture has been recorded at an amount equal to the book value of the
Registrant's consideration contributed at the creation of the Joint Venture. As the cost of the Company's technology and intellectual property has been previously expensed and has a carrying amount of zero, the initial investment in the Joint Venture has been recorded with a book value of $316,869, which represents the unamortized production costs contributed by the Company to the Joint Venture.

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

       Calendar Quarter                   High           Low
       ________________                 _______        _______
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

Results of Operations

     During 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate") Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company has agreed to transfer to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Company. The value of the Company's initial investment in the Joint Venture has been recorded at an amount equal to the book value of the Registrant's consideration contributed at the creation of the Joint Venture. As the cost of the Company's technology and intellectual property has been previously expensed and has a carrying amount of zero, the investment in the Joint Venture has been recorded with a book value of $316,869, which represents the unamortized production costs the Company contributed to the Joint Venture.

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

Cost of sales and gross profit

     As with sales revenue, from June 30, 2003 forward cost of sales and gross profit were recognized and will continue to be recognized through the Joint Venture. Igene reported no gross profit on sales of AstaXin(R) for the last half of 2003. Gross profit on sales of AstaXin(R) was $17,342 for 2003 which is a decrease of $306,789 from the $324,131 for the year ended December 31, 2002. Gross profit fell from 9% of sales for 2002, to 4% for 2003. The Company attributes the fall in gross profit to a combination of pricing pressure in the market and inefficiencies in production. Demand is expected to increase both due to seasonal increases in customer usage and increases in our market share. Management expects that sales and gross profits may be limited by the quantities of AstaXin(R) the
Company is able to have produced by its current contract manufacturer, while the Joint Venture prepares for production. The Company believes that the lack of production capacity should be alleviated as the Joint Venture plant begins production in 2004. Unless augmented by increases in production resulting from the Joint Venture and increased production efficiency resulting from process research and development, sales and gross profit growth may be limited by production restrictions. Management expects the level of gross profit to improve in the future as a percentage of sales, with expected increases in production efficiency received from the Joint Venture with Tate offsetting pricing competition, but can provide no assurances in that regard to future increased production or future increased margin.

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

Interest expense (net of interest income)

     Interest expense (net of interest income) for 2003 and 2002 was $965,737 and $901,989 respectively, an increase of $63,748 or 7%. This increase is due to the $68,194 in cumulative dividends accrued in the quarters ended September 30, and December 31, 2003 from preferred stock which was recorded as interest expense. The remainder of interest expense (net of interest income) was almost entirely composed of interest on Igene's long term financing from its directors and other stockholders and interest on Igene's subordinated and convertible debentures, and is expected to remain at the current level.

Equity in earnings of unconsolidated subsidiary

     As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now take place in the unconsolidated Joint Venture subsidiary. For 2003, Igene's portion of the Joint Venture loss was $914,494 of which $818,052 is recognized in the financial statements. The loss was a result of a 50% interest in the following: Gross profit for the year was a negative $17,600 on sales of $1,133,675, less manufacturing cost of $1,151,275. Selling, general and administrative expenses for the period were $1,827,703 and interest income was $16,315. The resulting loss before tax was $1,828,988. For 2003, Igene's 50% portion of the Joint Venture loss was $914,494. Igene's share of losses in the Joint Venture will be recognized only to the extent of Igene's consideration paid for its initial investment in the Joint Venture and any net advances Igene has made to the Joint Venture. Losses in excess of this amount will be suspended from recognition in the financial statement and carried forward to offset Igene's share of the Joint Venture's future income, if any. Income in the future, if any, will only be recognized once all previously deferred losses have been exhausted. As of the fourth quarter of 2003 the company has investments and amounts due from the joint venture of $818,052. Igene's share of the Joint Venture's loss at December 31, 2003 equaled $914,494, exceeding the total investment by $96,442. This excess loss, and Igene's portion of all future losses incurred as a result of the Joint Venture, will be suspended until the point at which Igene's investment in the Join Venture can absorb such losses or until the Joint Venture has earnings.

     The following statement displays the significant activity for the Joint Venture from the March 18, 2003 initial investment in the Joint Venture through December 31, 2003.

                                                    Dec 31,
                                                      2003
                                               ____________
                                               (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                    $   839,000
  Accounts receivable                              646,000
  Inventory                                        977,000
                                               ____________
                                                 2,462,000
OTHER ASSETS
  Fixed Assets Receivable                       21,614,000
  Intellectual property                         24,614,000
                                               ____________
     TOTAL ASSETS                              $48,690,000
                                               ============

LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses        $   752,000
  Working capital loan                             533,000
                                               ____________
     TOTAL LIABILITIES                           1,285,000
  Equity                                        47,405,000
                                               ____________
     TOTAL LIABILITIES AND EQUITY              $48,690,000
                                               ============

                                                Period from
                                          March 18, 2003 to
                                          December 31, 2003
                                          _________________
                                             (Unaudited)
Net Sales                                      $ 1,134,000
Less: manufacturing cost                        (1,151,000)
                                               ____________
Gross Profit                                       (17,000)
Less: selling, general and administrative       (1,828,000)
                                               ____________
Operating Loss                                  (1,845,000)
Interest Income                                     16,000
                                               ____________
Net Loss                                       $(1,829,000)
                                               ============

Igene's 50% equity interest in the net loss    $  (914,494)
Igene's Investment in and Advances
   to the Joint Venture                        $  (818,052)
                                               ____________

Igene's suspended loss                         $   (96,442)
                                               ============

At December 31, 2003 the Joint Venture owes the Company net advances of $495,183, which are included in the accounts payable and accrued expenses above.

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

Net loss and basic and diluted net loss per common share

     As a result of the foregoing result of operations, Igene reported net losses of $2,170,893 and $3,189,980 for 2003 and 2002, respectively, a decreased loss of $1,019,087 or 31.9%, a loss of $.02 and $.04 per basic and diluted common share in 2003 and 2002, respectively. The weighted average number of shares of common stock outstanding of 88,485,283 and 81,544,079 for 2003 and 2002, respectively, an increase of 6,941,204 shares. The increase in outstanding shares resulted from the weighted average adjustment of the issuance of 3,750,000 shares in the exercise of warrants, the issuance of 166,666 shares of common stock in lieu of salary increases to certain officers of Igene, the issuance of 2,785,957 shares to Igene's manufacturer under the manufacturing agreement with Fermic, 100,000 shares in issuance for exercise of employee stock incentive plan, 1,100 in conversion of redeemable preferred stock, less the retirement of 7,000,000 shares reacquired as part of the disposition of ProBio.

Financial Position

     During 2003 and 2002, the following also affected Igene's financial position:

  o Igene sold to third parties or sold to the Joint Venture its entire inventory during 2003. The result was an increase to cash of $374,709.

  o In addition, accounts receivable and prepaid assets were sold to the Joint Venture which increased cash by $38,886 from the reduction in accounts receivable and $378,864 from the reduction in prepaid assets.

  o Increase in cash flow has allowed for the reduction in accounts payable of $409,784, of which $250,000 was used for the repayment of borrowings.

  o Igene issued 40,000 shares in 2002 on a variable rate subordinated debenture with a principal balance of $1,500,000, recording interest expense and increasing common stock and paid-in capital by $90,000 in 2002. On October 1, 2002, Igene exercised its right to satisfy this debt by paying the holder of the variable rate subordinated debenture 187,500 shares of Series B 8% Cumulative Convertible Preferred Stock, valued pursuant to the terms of the debenture at a rate of $8.00 per share. The carrying amount of the redeemable preferred stock was increased and paid-in capital available to common shareholders was decreased by $90,000 in 2003, reflecting cumulative unpaid dividends on redeemable preferred stock.

  o The carrying value of redeemable preferred stock Series A, was increased and paid-in capital available to common shareholders was decreased by $16,387 and $16,900 in both 2003 and 2002, respectively reflecting cumulative unpaid dividends on redeemable preferred stock.

  o Holders of Series A preferred stock converted 550 shares of preferred stock in 2003 into 1,100 shares of common stock, reducing the liquidation value of redeemable preferred stock by $9,416.

  o During the year ended December 31, 2002 and 2001, Igene purchased equipment in the amount of $113,025 and $211,380, respectively, to be used by its manufacturing agent related to an investment agreement of up to $500,000 to be spent by the manufacturing agent for improvements. These funds will be credited to Igene production costs over the remaining term of the manufacturing agreement.

  o During the year ended December 31, 2003 and 2002, 3,750,000 and 194,400 warrants, respectively, were exercised using $200,892 and $14,300 of 8% notes payable in a cashless exercise. 3,750,000 and 194,400 new shares of common stock were issued pursuant to these exercises of warrants and $200,892 and $14,300 of 8% notes were cancelled.

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

Liquidity and Capital Resources

     Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of December 31, 2003, Igene had working capital of $75,848, and cash and cash equivalents of $63,075.

     Cash used by operating activities in 2003 and 2002 amounted to $241,810 and $1,312,880, respectively, a decrease in cash used of $1,071,070.

     Cash used by investing activities in 2003 and 2002 amounted to $10,223, and $136,958, respectively, a decrease in cash used of $126,735.

     During 2002 cash provided by financing activities was $1,553,062, it included $1,550,000 from issuances of debentures to directors, and the remainder was net proceeds of a new equipment lease. During 2003 cash used by financing activities was $182,603, it was comprised primarily of a $250,000 repayment of notes received from directors during 2002. The balance is comprised of equipment lease payments and purchases through the employee stock incentive program, reduced by increase in preferred stock for cumulative dividend classified as interest.

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

      The investment in the Joint Venture is accounted for under the equity method whereby the Company's 50% ownership percentage in the Joint Venture's equity is reflected as an asset and the changes in the Joint Venture's equity as a result of its operations is reflected in the Company's consolidated statement of operations subject to certain limitations. Igene's share of losses in the Joint Venture will be recognized only to the extent of Igene's consideration paid for its initial investment in the Joint Venture and any net advances Igene has made to the Joint Venture. Losses in excess of this amount will be suspended from recognition in the financial statement and carried forward to offset Igene's share of the Joint Venture's future income, if any. Income in the future, if any, will only be recognized once all previously deferred losses have been exhausted. The Company evaluates its investment in the Joint Venture for impairment, as it does for all other assets. The accounting policies followed by the Joint Venture are in conformity with accounting principals generally accepted in the United States of America.

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements appear after Part III of this Report and are incorporated herein by reference.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
          FINANCIAL DISCLOSURE

    None.

ITEM 8A.  CONTROLS AND PROCEDURES

     Based on their most recent review, which was completed at the time of this report, Igene's principal executive officer and principal financial officer have concluded that, except as noted below, Igene's disclosure controls and procedures are effective to ensure that information required to be disclosed by Igene in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to Igene's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in Igene's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

     The Company has restated its previously issued financial results for the second, third and fourth quarters of 2003, as well as the first three quarters of 2004. This restatement was primarily the result of the Registrant's investment in the Joint Venture, which should have been recorded at an amount equal to the value of the Registrant's consideration contributed at the creation of the Joint Venture (not as the excess of fair value of the Registrant's investment in the Joint Venture over the historical cost basis). As a result, the investment in the Joint Venture should have been initially recorded with a value of $316,869; rather than the twelve million, three hundred thousand ($12,300,000) initially recorded in the Financial Statements.

     Additionally, the Company can not recognize losses of the Joint Venture beyond its investment in the Venture. As of the fourth quarter of 2003 the Company had an initial investment of and amounts due from the Joint Venture of $818,052. Igene's share of the loss through December 31, 2003 equaled $914,494, exceeding the total investment by $96,442. This excess loss, and all future losses incurred as a result of the Joint Venture, that are in excess of the Company's investment and advances, will be suspended until the point that the profits of the Joint Venture, if any, exceed the incurred losses.

     As in the originally issued financial statements, the Company's preferred stock have been classified as liabilities in the restated financial statement in accordance with the Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("FASB 150"). However, the amounts previously stated as dividends after the effective date of FASB 150, which was at the beginning of the third quarter of 2003, have been recharacterized as interest expense in the restated financial statements. This recharacterization increases interest expense by $68,194 for the year ended December 31, 2003.

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

                          SUMMARY COMPENSATION TABLE

                                         Salary                  Salary
                                         Compensation            Compensation
Name and Principal Position      Year    ($)             Year    ($)
___________________________     ______   ____________   ______   _____________

Stein Ulve                      2002     $    100,000   2003     $         000
Chief Executive Officer

Stephen Hiu                     2002     $    114,200   2003     $     113,400
President

Patrick Monahan                 2002     $    106,840   2003     $     103,506
Director

Per Benjaminsen                 2002     $    100,000   2003     $     100,000
Chief Marketing Officer

Edward Weisberger               2002     $    103,340   2003     $     103,906
Chief Financial Officer


     Through December 2001, Stephen Hiu served as the principal executive officer; his cash compensation was $94,000 in 2001.

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


                                                         Common Stock                 Preferred Stock
                                                 __________________________     __________________________
                                                  Number  of                     Number of
Name and Address                                  Shares          Percent *      Shares          Percent
________________                                 _____________ ____________     _____________ ____________

Directors and officers
______________________
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


                   Equity Compensation Plan Information as of December 31, 2003

                                                                         Number of securities
                                                                         remaining available for
                                                                         future issuance under
                       Number of securities to  Weighted-average         equity compensation
                       be issued upon exercise  exercise price of        plans (excluding
                       of outstanding options,  outstanding options,     securities reflected in
Plan category          warrants and rights      warrants and rights      column)
_______________        _______________________  _______________________  _______________________

Equity compensation    35.5 million(1)          $ 0.04.7(2)              39.016 million(3)
plans approved by
security holders
                       _______________________  _______________________  _______________________

Equity compensation    $ 0                      $ 0                       8.911 million(4)
plans not approved
by security holders
                       _______________________  _______________________  _______________________

Total                  35.5 million             $ 0.047                  47.927 million
                       =======================  =======================  =======================


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

        Report of Independent Registered Public Accounting Firm.

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

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

            INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

     The accounting firm of Stegman & Company, Certified Public Accountants, has been engaged to audit the books and accounts of the Company as the Company's independent auditor in 2003. Stegman & Company has advised the Company that neither the accounting firm nor any of its members of associates has any direct financial interest in or any connection with the Company other than as independent registered public accountants.

                     AUDIT FEES AND SERVICES

     The following table shows the fees paid or accrued by the Company for the audit and other services provided by Stegman &
Company for fiscal years 2003 and 2002:


                                  FY 2003           FY 2002
                               ____________      ____________
Audit Fees                     $  45,750.00      $  23,096.25
Tax Fees                           3,000.00          2,500.00
All Other Fees                         0.00              0.00
                               ____________      ____________

TOTAL                          $  48,750.00      $  25,596.25


      Audit services of Stegman & Company for fiscal years 2003 and 2002 consisted of the examination of the consolidated financial statements of the Company and quarterly reviews of financial statements. Audit fees for 2003 include fees associated with the amended quarterly and annual filings resulting from the restated consolidated financial statements. "Tax Fees" in fiscal years 2003 and 2002 include charges primarily related to tax return preparation and tax consulting services. In 2003, the SEC adopted a rule pursuant to the Federal Sarbanes-Oxley Act of 2002 that, except with respect to certain de minimis services discussed below, requires Audit Committee pre-approval of audit and non-audit services provided by the Company's independent auditors. All of the 2003 services described above were pre-approved by the Audit Committee pursuant to this SEC rule to the extent that rule was applicable during fiscal year 2003.

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

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM






To the Audit Committee and Stockholders
IGENE Biotechnology, Inc.

We have audited the accompanying consolidated balance sheet of IGENE Biotechnology, Inc. and subsidiary (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 19 to the consolidated financial statements, the consolidated financial statements have been restated.

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


                                        /s/ STEGMAN & COMPANY
                                        ________________________
                                            STEGMAN & COMPANY

Baltimore, Maryland
August 18, 2005


                         IGENE Biotechnology, Inc. and Subsidiary
                           Consolidated Balance Sheet (Restated)
                                     December 31, 2003

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                $     63,075
  Accounts receivable                                                           156,458
  Prepaid expenses and other current assets                                      43,675
                                                                           _____________
     TOTAL CURRENT ASSETS                                                       263,208

OTHER ASSETS
  Property and equipment, net                                                   148,931
  Loan receivable from manufacturing agent                                      122,964
  Other assets                                                                    4,886
                                                                           _____________
      TOTAL ASSETS                                                         $    539,989
                                                                           =============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                    $    185,862
  Equipment lease payable - current portion                                       1,498
                                                                           _____________
     TOTAL CURRENT LIABILITIES                                                  187,360

LONG-TERM DEBT
  Notes payable                                                               5,842,767
  Convertible Debentures                                                      4,814,212
  Accrued interest                                                            3,398,272

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
                                                                           _____________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock -- $.01 par value per share.  Authorized
    750,000,000 shares; issued and outstanding 92,747,469 shares                927,475
  Additional paid-in capital                                                 22,556,553
  Accumulated Deficit                                                       (39,291,395)
                                                                           _____________
     TOTAL STOCKHOLDERS' DEFICIT                                            (15,807,367)
                                                                           _____________

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $    539,989
                                                                           =============




The accompanying notes are an integral part of the consolidated financial statements.

                          IGENE Biotechnology, Inc. and Subsidiary
                           Consolidated Statements of Operations


                                                                Years ended December 31,
                                                               2003                2002
                                                           ____________        ____________
                                                            (Restated)
REVENUE
_______

  Sales                                                    $   463,486         $ 3,491,765
  Cost of sales                                                446,144           3,167,634
                                                           ____________        ____________

  GROSS PROFIT                                                  17,342             324,131

OPERATING EXPENSES
__________________

  Marketing and selling                                        328,393             554,224
  Research, development and pilot plant                        745,364             609,781
  General and administrative                                   687,427             963,907
  Litigation expenses                                          133,464              47,159
  Less expenses reimbursed by Joint Venture                 (1,252,565)                ---
                                                           ____________        ____________

  TOTAL OPERATING EXPENSES                                     642,083           2,175,071

  OPERATING LOSS                                              (624,741)         (1,850,940)
                                                           ____________        ____________

EQUITY IN LOSS OF JOINT VENTURE                               (818,052)                ---
INTEREST EXPENSE                                              (965,737)           (901,989)
                                                           ____________        ____________

  NET LOSS FROM CONTINUING OPERATIONS                       (2,408,530)         (2,752,929)
                                                           ____________        ____________

DISCONTINUED OPERATIONS
_______________________

Net Loss from discontinued operations                              ---            (437,051)
Gain on disposal of discontinued operations                    237,637                 ---
                                                           ____________        ____________

  NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS               237,637            (437,051)
                                                           ____________        ____________

  NET LOSS                                                 $(2,170,893)        $(3,189,980)
                                                           ============        ============

  BASIC AND DILUTED NET LOSS PER COMMON SHARE              $     (0.02)        $     (0.03)
  FROM CONTINUING OPERATIONS

  BASIC AND DILUTED NET LOSS PER COMMON SHARE                     0.00               (0.01)
  FROM DISCONTINUED OPERATIONS
                                                           ____________        ____________

  BASIC AND DILUTED NET LOSS PER COMMON SHARE              $     (0.02)        $     (0.04)
                                                           ============        ============



The accompanying notes are an integral part of the consolidated financial statements.

                                             IGENE Biotechnology, Inc. and Subsidiary
                                         Consolidated Statements of Stockholders' Deficit
                                          For The years ended December 31, 2003 and 2002
                                                         (2003 Restated)


                                                                            Additional                      Total
                                                      Common Stock          Paid-in         Accumulated     Stockholders'
                                                  # Shares       Amount     Capital         Deficit         Deficit
                                                 ___________  ___________   _____________   _____________   _____________

BALANCE AT JANUARY 1, 2002                       75,848,600   $  758,486    $ 22,188,837    $(33,930,522)   $(10,983,199)

Issuance of common stock in lieu
  of cash in payment of interest on
  subordinated debenture                             40,000          400          89,600             ---          90,000

Cumulative undeclared dividends
  on redeemable preferred stock                         ---          ---         (16,900)            ---         (16,900)

Conversion of redeemable
  preferred stock into common stock                     500            5           4,275             ---           4,280

Exercise of warrants                                194,400        1,944          12,356             ---          14,300

Shares issued to S. Hiu and P. Monahan
  in lieu of compensation                         1,600,000       16,000          24,000             ---          40,000

Shares issued to M. Gerson for
  consulting agreement                           12,000,000      120,000           5,000             ---         125,000

Shares issued for manufacturing
  agreement                                       3,260,246       32,602          80,436             ---         113,038

Net loss for 2002                                       ---          ---             ---      (3,189,980)     (3,189,980)
                                                 ___________  ___________   _____________   _____________   _____________

BALANCE AT DECEMBER 31, 2002                     92,943,746   $  929,437    $ 22,387,604    $(37,120,502)   $(13,803,461)

Retirement of common stock
  related to sale of ProBio                      (7,000,000)     (70,000)       (140,000)            ---        (210,000)

Cumulative undeclared dividends
  on redeemable preferred stock                         ---          ---         (98,193)            ---         (98,193)

Cumulative undeclared dividends
  on redeemable preferred stock
  classified as interest                                ---          ---             ---             ---             ---

Conversion of redeemable
  preferred stock into common stock                   1,100           11           9,405             ---           9,416

Exercise of warrants                              3,750,000       37,500         243,750             ---         281,250

Shares issued to S. Hiu and P. Monahan
  in lieu of compensation                           166,666        1,667           8,333             ---          10,000

Shares issued for employee stock
  incentive program                                 100,000        1,000           1,500             ---           2,500

Shares issued for manufacturing
  agreement                                       2,785,957       27,860         144,154             ---         172,014

Net loss for 2003                                       ---          ---             ---      (2,170,893)     (2,170,893)
                                                 ___________  ___________   _____________   _____________   _____________

BALANCE AT DECEMBER 31, 2003                     92,747,469   $  927,475    $ 22,556,553    $(39,291,395)   $(15,807,367)
                                                 ===========  ===========   =============   =============   =============




The accompanying notes are an integral part of the consolidated financial statements.

                                       IGENE Biotechnology, Inc. and Subsidiary
                                        Consolidated Statements of Cash Flows

                                                                                    Years ended December 31,
                                                                                      2003             2002
                                                                                 ______________   ______________
                                                                                   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
____________________________________
      Net loss                                                                   $  (2,170,893)   $  (3,189,980)
      Adjustments to reconcile net loss to net
      cash used by operating activities:
         Depreciation                                                                   29,057           60,914
         Amortization of deferred costs                                                 54,729          116,514
         Gain disposal of discontinued operations                                     (237,637)             ---
         Compensation paid in shares of common stock                                    10,000           40,000
         Consulting cost paid in shares of common stock                                    ---          125,000
         Manufacturing cost paid in shares of common stock                             172,014          113,037
         Equity in loss of unconsolidated joint venture                                818,052              ---
         Interest on debenture paid in shares of common stock                              ---           90,000
         Decrease (increase) in:
             Accounts receivable                                                       359,059          (30,917)
             Due from Joint Venture                                                   (495,183)             ---
             Inventory                                                                 374,709          352,367
             Prepaid expenses and other assets                                       1,254,067           44,620
         Increase (decrease) in:
             Accounts payable and other accrued expenses                              (409,784)         965,565
                                                                                 ______________   ______________

             NET CASH USED IN OPERATING ACTIVITIES                                    (241,810)      (1,312,880)
                                                                                 ______________   ______________
CASH FLOWS FROM INVESTING ACTIVITIES
____________________________________
      Capital expenditures                                                                 ---         (100,159)
      Deposits on manufacturing equipment                                                  ---         (113,025)
      Cash retained from asset held for disposition                                        ---           76,226
      Cash transferred to Joint Venture                                                 (4,223)             ---
      Investment in Joint Venture Capital Stock                                         (6,000)             ---
                                                                                 ______________   ______________

            NET CASH USED IN INVESTING ACTIVITIES                                      (10,223)        (136,958)
                                                                                 ______________   ______________
CASH FLOWS FROM FINANCING ACTIVITIES
____________________________________
      Proceeds from issuance of convertible debentures                                     ---        1,300,000
      Net (repayment) borrowing of equipment lease payable                              (3,297)           3,062
      Increase in preferred stock for cumulative dividend
        classified as interest                                                          68,194              ---
      Proceeds from exercise of employee stock options                                   2,500              ---
      Proceeds from (repayment of) issuance of note payable                           (250,000)         250,000
                                                                                 ______________   ______________

            NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                          (182,603)       1,553,062
                                                                                 ______________   ______________

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (434,636)         103,224

CASH AND CASH EQUIVALENTS - BEGINNING OF THE YEAR                                      497,711          394,487
                                                                                 ______________   ______________

CASH AND CASH EQUIVALENTS - END OF THE YEAR                                      $      63,075    $     497,711
                                                                                 ==============   ==============
SUPPLEMENTARY DISCLOSURE AND CASH FLOW INFORMATION
__________________________________________________
  Cash paid during the year for interest                                         $      61,171    $      42,409
  Cash paid during the year for income taxes                                               ---              ---

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

              Igene Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
           For the years ended December 31, 2003 and 2002

(1) Summary of Significant Accounting Policies
    __________________________________________

    Nature of Operations
    ____________________

    Igene Biotechnology, Inc. ("Igene") was incorporated under the laws of the State of Maryland on October 27, 1981 as "Industrial Genetics, Inc." Igene changed its name to "IGI Biotechnology, Inc." on August 17, 1983 and to "Igene Biotechnology, Inc." on April 14, 1986. Igene is located in Columbia, Maryland and is engaged in the business of industrial microbiology and related biotechnologies. As a result of the stock purchase, ProBio became our wholly-owned subsidiary. Igene has an operational subsidiary in Chile and through February 2003 had a subsidiary in Norway. Igene is engaged in the business of developing, marketing, and manufacturing specialty ingredients for human and animal nutrition. Igene was formed to develop, produce and market value-added specialty biochemical products. Igene is a supplier of natural astaxanthin, an essential nutrient in different feed applications and as a source of pigment for coloring farmed salmon species. Igene also supplies nutraceutical ingredients, as well as consumer ready health food supplements, including astaxanthin. Igene is focused on fermentation technology, pharmacology, nutrition and health in its marketing of products and applications worldwide.

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

              Igene Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
           For the years ended December 31, 2003 and 2002

Accounts Receivable
___________________

    Accounts  receivable  are  stated at  the  amount  management expects to collect from the outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based upon its assessment of the current collection status of individual accounts. Delinquent amounts that are outstanding after management has conducted reasonable collection efforts, are written off through a charge to the valuation allowance and a credit to accounts receivable. The valuation allowance did not change in the current period. The allowance was zero at December 31, 2003.

    Equity in Unconsolidated Joint Venture
    ______________________________________

    The investment in the Joint Venture is accounted for under the equity method whereby the Company's 50% ownership percentage in the Joint Venture's equity is reflected as an asset in the consolidated balance sheet and the changes in the Joint Venture's equity as a result of its operations is reflected in the Company's consolidated statement of operations. Because the Company accounts for its investment in the Joint Venture under the equity method of accounting, it recognizes as income or loss its 50% ownership portion of the earnings or loss of the Joint Venture. However, losses from the Joint Venture will be recognized only to the extent of the Investments in and Advances to the Joint Venture. Losses in excess of this amount will be suspended from recognition in the financial statements and carried forward to offset Igene's share of the Joint Venture's future income, if any. Income from the Joint Venture, if any, will only be recognized after previously deferred losses have been exhausted. The Company evaluates its investment in the Joint Venture for impairment, as it does for all other
    assets.   The  accounting  policies  followed  by  the  Joint
    Venture are in conformity with accounting principles generally accepted in the United States of America.

    Investment in and Advances to Joint Venture
    ___________________________________________

    Igene's investment in the Joint Venture consists of an initial investment of $316,869 associated with the book value of assets contributed to the Joint Venture and an additional investment of $6,000 in cash associated with the capitalization of the Joint Venture.

    Igene receives cash reimbursement from the Joint Venture for research production and sales expenses related to costs incurred by Igene. In addition, the Company is to receive reimbursement for transferring its residual assets in Chile to the Joint Venture at June 30, 2003. These assets consisted of $4,000 in cash, $12,500 in receivables, $62,000 in prepaid assets, and $18,000 in equipment. These reimbursables are advanced to the Joint Venture and have been considered an investment in Joint Venture. At December 31, 2003 the amounts advanced to the Joint Venture equaled $495,183. It is believed that that these advances will be repaid from the Joint Venture, where as the original $322,869 is an investment in the Joint Venture.

    At December 31, 2003 the Investment in and Advances to Joint Venture account has no balance. Igene's portion of the Joint Venture losses exceeded the Investment in and Advances to the Joint Venture, resulting in a zero balance and the Company has a suspended loss of $96,442 as of December 31, 2003.

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

    Revenue Recognition and Sales Returns
    _____________________________________

    Revenue  recognition  from  the  sale  of  product  is   upon
    delivery of product to the ultimate consumer. Igene recorded sales returns in the period in which the product is returned, rather than estimating future returns of current sales, since they are expected to be immaterial in amount.

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

                                                                 2003              2002
                                                            _____________     _____________
     Net loss, as reported                                  $ (2,170,893)     $ (3,189,980)

     Less pro forma stock-based employee compensation
       expense determined under fair value based method
       net of related tax effects                               (529,000)         (685,000)
                                                            _____________     _____________

     Pro forma net loss                                     $ (2,699,893)     $ (3,874,981)
                                                            =============     =============
     Net loss per Share:
       Basic - as reported                                  $      (0.02)     $      (0.04)
       Basic - pro forma                                    $      (0.03)     $      (0.05)

       Diluted - as reported                                $      (0.02)     $      (0.04)
       Diluted - pro forma                                  $      (0.03)     $      (0.05)


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

              Igene Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
           For the years ended December 31, 2003 and 2002


    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both a liability and equity. It requires that an issuer classify certain financial instruments as a liability, although the financial instrument may previously have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting this pronouncement required the reclassification of $2.04 million of redeemable preferred stock as a liability. In addition, it required that $68,194 in cumulative dividends on the above preferred stock be accounted for as interest expense rather than as dividends.

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

(2) Non-cash investing and financing activities:
    ____________________________________________

    During 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate") Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company has agreed to transfer to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Company. The value of the Company's investment in the Joint Venture has been recorded at an amount equal to the book value of the Registrant's consideration contributed at the creation of the Joint Venture. As the cost of the Company's technology and intellectual property has been previously expensed and has a carrying amount of zero, the initial investment in the Joint Venture has been recorded with a book value of $316,869, which represents the unamortized production costs contributed to the Joint Venture.

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

(5) Investment in Joint Venture
    ___________________________

    During 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate") Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company has agreed to transfer to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Company. The value of the Company's investment in the Joint Venture has been recorded at an amount equal to the book value of the Registrant's consideration contributed at the creation of the Joint Venture. As the cost of the company's technology and intellectual property has been previously expensed and has a carrying amount of zero, the investment in the Joint Venture has been recorded with a book value of $316,869, which represents the unamortized production costs contributed to the Joint Venture. Added to this was a purchase of common stock in the new venture of $6,000.

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

    Because the Company accounts for its investment in the Joint Venture under the equity method of accounting, it would ordinarily recognize as part of loss from equity the loss of it's 50% ownership portion of the loss of the Joint Venture. However, losses in the Joint Venture will be recognized only to the extent of the Investment in and Advances to the Joint Venture. Losses in excess of this amount will be suspended from recognition in the financial statement and carried forward to offset Igene's share of the Joint Venture's future income, if any.

    At December 31, 2003, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of its $322,869 and its net advances to the Joint Venture amounted to $495,183, for a total of $818,052. As such only $818,052 of the $914,494 loss was recognized in the year ended. The balance of $96,442 was suspended and will be carried forward to offset Igene's share of earnings from the Joint Venture. The balance in the Advances to and Investment in Joint Venture account on the Company's financial statements is zero at December 31, 2003.

    The following statement displays the significant activity for the Joint Venture from March 18, 2003 the initial investment in the Joint Venture through December 31, 2003.

              Igene Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
           For the years ended December 31, 2003 and 2002



                                                                   Dec 31,
                                                                     2003
                                                             _____________
                                                              (Unaudited)
  ASSETS
  CURRENT ASSETS
      Cash and cash equivalents                              $    839,000
      Accounts receivable                                         646,000
      Inventory                                                   977,000
                                                             _____________

                                                                2,462,000
  OTHER ASSETS
     Fixed Assets Receivable                                   21,614,000
     Intellectual property                                     24,614,000
                                                             _____________

     TOTAL ASSETS                                            $ 48,690,000
                                                             =============
  LIABILITIES AND EQUITY

  CURRENT LIABILITIES
     Accounts payable and accrued expenses                   $    752,000
     Working capital loan                                         533,000
                                                             _____________
       TOTAL LIABILITIES                                        1,285,000
     Equity                                                    47,405,000
                                                             _____________

       TOTAL LIABILITIES AND EQUITY                          $ 48,690,000
                                                             =============

                                                                   Period from
                                                             March 18, 2003 to
                                                             December 31, 2003
                                                             __________________
                                                               (Unaudited)
     Net Sales                                               $       1,134,000
     Less: manufacturing cost                                       (1,151,000)
     Gross Profit (Loss)                                               (17,000)
     Less: selling, general and administrative                      (1,828,000)
     Operating Loss                                                 (1,845,000)
     Interest Income                                                    16,000
     Net Loss                                                $      (1,829,000)

     Igene's 50% equity interest in the net loss             $        (914,494)
     Igene's Investment in and Advances to the Joint Venture $        (818,052)
     Igene's suspended loss                                  $         (96,442)



At December 31, 2003 the Joint Venture owes the Company net advances of $495,183, which are included in the accounts payable and accrued expenses above.

(6) Accounts Payable and Accrued Expenses
    _____________________________________

    Accounts  payable  and  accrued  expenses  consist   of   the
    following:

    Accounts payable, trade            $        82,994
    Other accrued expenses                     102,868
                                       ________________

                                       $       185,862
                                       ================

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

    Convertible debentures are summarized as follows as of December 31, 2003:

                                                                             Accrued
                                                          Principal         Interest
                                                        ___________      ___________
    8%, 10-year, convertible debenture issued 7/17/02   $   300,000      $    34,652
    8%, 10-year, convertible debenture issued 2/22/02     1,000,000          144,658
    8%, 10-year, convertible debenture issued 3/1/01      1,014,212          229,503
    8%, 10-year, convertible debenture issued 3/27/01     1,500,000          293,852
    6%,  3-year, convertible debenture issued 11/30/01    1,000,000            5,000

                                                        $ 4,814,212      $   707,665
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

    Notes Payable are summarized as follows as of December 31, 2003:

                                                                  Accrued
                                                   Principal      Interest
                                                  ____________  ____________
    Long-term notes payable, bearing interest
        at prime, scheduled to maturing
        March 31, 2003, extended to March 31,
        2006, convertible into common stock       $ 1,082,500   $   499,579
    Long-term notes payable, bearing interest
        at 8%, scheduled to maturing
        March 31, 2003, extended to March 31,
        2006                                        4,760,267     2,191,028
                                                  ____________  ____________

                                                  $ 5,842,767   $ 2,690,607
                                                  ============  ============

    Combined aggregate amounts of maturities for all convertible debentures and notes payable are as follows:


                 Year                   Amount
                ______               ____________
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


(10)Redeemable Preferred Stock
    __________________________

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

              Igene Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
           For the years ended December 31, 2003 and 2002


    The   following   is  a  summary  of  options   granted   and
    outstanding under the plans as of December 31, 2003 and 2002:


                                         2003                            2002
                                  __________________________    __________________________
                                                   Weighted                      Weighted
                                                    Average                       Average
                                                   Exercise                      Exercise
                                   Number             Price      Number             Price
                                  ____________  ____________    ____________  ____________
    Options outstanding
    and exercisable,
    beginning of year              35,588,250         $.047      19,037,584         $.064

    Options granted                       ---           ---      18,200,000         $.025

    Options exercised                (100,000)        $.025             ---           ---

    Options forfeited,
    or withdrawn with
    consent of holders                    ---           ---      (1,649,334)        $.038

    Options expired                       ---           ---             ---           ---
                                  ____________  ____________    ____________  ____________
    Options outstanding
    and exercisable,
    end of year                    35,488,250         $.047      35,588,250         $.047
                                  ============  ============    ============  ============

                      Options Outstanding

                                           Weighted Average
      Exercise Price       Shares    Remaining Life (Years)
      ______________   ___________   ______________________
      $.025             17,100,000                      8.6
      $.050              9,342,666                      5.9
      $.053                 97,719                      3.0
      $.060                162,865                      3.0
      $.065                 45,000                      5.5
      $.080              5,500,000                      7.8
      $.100              3,240,000                      4.3
                       ___________

      $.047             35,488,250
                       ===========

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

              Igene Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
           For the years ended December 31, 2003 and 2002


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the two years ended December 31:

                                         2002              2003
                                      _________         _________
     Dividend yield                       ---               ---
     Expected volatility               437.67%            51.79%
     Risk-free interest rate             4.47%             4.21%
     Expected lives in years               10                10
     Fair value of options granted      $0.04             $0.04


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

    The following table summarizes warrants issued, outstanding and exercisable:

                                        As of December 31,
                               __________________________________
                                    2003                 2002
                               _____________        _____________
    Issued                      205,266,073          198,016,073
    Outstanding                 205,266,073          198,016,073
    Exercisable                 205,266,073          198,016,073


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

(12)Net Loss Per Common Share
    _________________________

    Net loss per common share for 2003 and 2002 is based on 88,485,283 and 81,544,079 weighted average shares, respectively. For purposes of computing net loss per common share, the amount of net loss has been increased by dividends declared and cumulative undeclared dividends in arrears on preferred stock.

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

              Igene Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
           For the years ended December 31, 2003 and 2002


(13)Commitments
    ___________

    Igene is obligated for office and laboratory facilities and other rentals under operating lease agreements, which expire in 2011. The basic annual rentals are expected to be approximately $93,600 under such leases. Annual rent expense relating to the leases for the years ended December 31, 2003 and 2002 approximated $93,600 and $90,000, respectively.

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

(14) Contingencies
     _____________

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

              Igene Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
           For the years ended December 31, 2003 and 2002


      The sources of the deferred tax asset are approximately as follows:

      Net operating loss carry-forward benefit     $  9,037,000
      Valuation allowance                            (9,037,000)
                                                   _____________

      Deferred tax asset, net                      $        ---
                                                   =============

(16)Uncertainty
    ___________

    Igene has incurred net losses in each year of its existence, aggregating approximately $39,000,000 from inception to December 31, 2003 and its liabilities including redeemable preferred stock exceeded its assets by approximately $15,807,367 at that date. These factors indicate that Igene will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

    The continuing successful marketing of Igene's product, AstaXin(R), which is currently manufactured and sold through the Company's Joint Venture, may permit Igene to attract additional capital and enable it to continue.

    Igene began manufacturing and selling AstaXin(R) during 1998 and is continuing to do so to date through a Joint Venture, attempting to increase sales and manufacturing levels. Igene believes this product and it's associated manufacturing technology to be highly marketable. Igene hopes to continue increasing sales of AstaXin(R), eventually achieving gross profits and, subsequently, profitable operations through it's Joint Venture. Though the achievement of these can not be assured.

    During 2002 Igene continued to fund its operations through the issuance of warrants and convertible debentures through direct purchases and loans by directors and other accredited investors. This provided additional capital of $1,550,000.

(17)Nature of Risks and Concentrations
    __________________________________

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


(18)Simple Retirement Plan
    ______________________

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

(19)Restatement Summary
    ___________________

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

    As disclosed in the Notification, the Registrant contacted the Office of Chief Accountant of the Commission requesting further guidance on this accounting matter. The Registrant engaged in discussions with the Staff of the Commission relating to the accounting treatment of the Registrant's interest in the Joint Venture. The Commission advised the registrant that the historical accounting treatment was not appropriate. In a letter dated May 12, 2005, and received by the Company on the same date, Berenson notified the Registrant that the Financial Statements should no longer be relied upon because of errors in those Financial Statements. The Registrant is now in the process of correcting and restating the Financial Statements. The Registrant plans to file such restated Financial Statements as soon as is practicable after the necessary corrections have been made.

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

    The corrections necessary to restate the Financial Statements pertain primarily to the manner in which the Registrant recorded the investment in the Joint Venture in the Financial Statements. The Registrant has been advised that while the Registrant's investment in the Joint Venture has been correctly accounted for under the equity method of accounting as a one-line caption on its consolidated balance sheets and consolidated statements of operations, the Registrant's investment in the Joint Venture should have been recorded at an amount equal to the value of the Registrant's consideration contributed at the creation of the Joint Venture (not as the excess of fair value of the Registrant's investment in the Joint Venture over the historical cost basis). As a result, the investment in the Joint Venture should have been initially recorded with a value of $316,869; rather than the twelve million, three hundred thousand ($12,300,000) initially recorded in the Financial Statements.

              Igene Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
           For the years ended December 31, 2003 and 2002


    The Company can not recognize the loss of the Joint Venture beyond the investment in the Joint Venture. As of the fourth quarter of 2003 the Company had an initial investment of and amounts due from the Joint Venture of $818,052. Igene's share of the loss through December 31, 2003 equaled $914,494, exceeding the total investment by $96,442. This excess loss, and all future losses incurred as a result of the Joint Venture, that are in excess of the Company's investment and advances, will be suspended until the point that the profits of the Joint Venture, if any, exceed the incurred losses.

    As in the originally issued financial statements, the Company's preferred stock have been classified as liabilities in the restated financial statement in accordance with the
    Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("FASB 150"). However, the amounts previously stated as dividends after the effective date of FASB 150, which was at the beginning of the third quarter of 2003, have been recharacterized as interest expense in the restated financial statements. This recharacterization increases interest expense by $68,194 for the year ended December 31, 2003.

    The following table shows the effect of the restatement on the consolidated financial statements as previously reported:

                           December 31,
                               2003

_________________________________________________________________

The  following   shows  the  effect  of  the  restatement  on the
consolidated balance sheet as previously reported:

                                    As              As Previously
                                    Restated        Reported
                                    ______________  _____________
Due from Joint Venture              $        ---    $    495,183
Investment in unconsolidated JV              ---      11,391,506
Total assets                             539,989      12,426,678
Additional Paid in capital            22,556,553      34,471,490
Accumulated deficit                  (39,291,395)    (39,319,643)
Stockholders' deficit                (15,807,367)     (3,920,678)

The following shows the effect of the restatement on the statement of operations as previously reported:

                                    As              As Previously
                                    Restated        Reported
                                    ______________  _____________
Equity in Loss of Joint venture         (818,052)       (914,494)
Interest expense                        (965,737)       (897,543)
Net loss from continuing operations   (2,408,530)     (2,436,778)
Net loss                              (2,170,893)     (2,199,141)


The following shows the effect of the restatement on the statement of cash flows as previously reported:

                                    As              As Previously
                                    Restated        Reported
                                    ______________  _____________
Cash used in operating activities       (241,810)       (173,616)
Cash used in financing activities       (182,603)       (250,797)

                           SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Howard County, Maryland on August 25, 2005.


                       IGENE Biotechnology, Inc.
                       ______________________________________
                       (Registrant)


                By     /S/ STEPHEN F. HIU
                       ______________________________________
                           STEPHEN F. HIU
                           President, Chief Technical Officer
                                      and Treasurer

                Date   August 25, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title                            Date
________________________     ____________________________     _______________
/S/ STEPHEN F. HIU           Director, President, Chief       August 25, 2005
________________________     Technical Officer, Treasurer
    STEPHEN F. HIU

/S/ EDWARD J. WEISBERGER     Chief Financial Officer          August 25, 2005
________________________     (pricipal financial and
    EDWARD J. WEISBERGER      accounting officer)

/S/ THOMAS L. KEMPNER        Vice Chairman of Board           August 25, 2005
________________________     of Directors
    THOMAS L. KEMPNER

/S/ MICHAEL G. KIMELMAN      Chairman of the Board            August 25, 2005
________________________     of Directors
    MICHAEL G. KIMELMAN

/S/ SIDNEY R. KNAFEL         Director                         August 25, 2005
________________________
    SIDNEY R. KNAFEL

/S/ PATRICK F. MONAHAN       Director, Vice President         August 25, 2005
________________________     Secretary and
    PATRICK F. MONAHAN       Director of Manufacturing


EXHIBIT 23.a.


CONSENT OF REGISTERED PUBLIC ACCOUNTING FIRM


     We hereby consent to the incorporation by reference in the Registration Statements Nos. 333-76616, 333-65013 and 333-6103 each on Form S-8 and to Registration Statement No. 333-45218 on Form S-3, and in the Annual Report on Form 10-KSB/A of Igene Biotechnology, Inc. for the year ended December 31, 2003 of our report dated August 18, 2005, relating to the
consolidated   financial   statements  of   Igene  Biotechnology,
Inc.

                                   /S/ STEGMAN & COMPANY
                                   ___________________________
                                        STEGMAN & COMPANY

Baltimore, Maryland
August 25, 2005

EXHIBIT 31.1

I, Stephen F. Hiu, certify that:

1. I have reviewed this Annual report on Form 10-KSB/A for fiscal year 2003 of Igene Biotechnology, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented  in  this  report our conclusions  about  the
          effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the small business issuer's internal control financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 25, 2005


    /S/ STEPHEN F. HIU
    _______________________
        STEPHEN F. HIU
        President

EXHIBIT 31.2

I, Edward J. Weisberger, certify that:

1. I have reviewed this Annual report on Form 10-KSB/A for fiscal year 2003 of Igene Biotechnology, Inc.;

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

4.   The   registrant's  other  certifying  officers  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and have

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented  in  this  report our conclusions  about  the
          effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the small business issuer's internal control financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: August 25, 2005

     /S/  EDWARD J. WEISBERGER
     ____________________________
          EDWARD J. WEISBERGER
          Chief Financial Officer

EXHIBIT 32.1

        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the IGENE Biotechnology, Inc. (the "Company") Annual Report on Form 10-KSB/A for the period ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen F. Hiu, President of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

          (1)  The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: August 25, 2005           By: /S/ STEPHEN F. HIU
                                    _____________________________
                                        STEPHEN F. HIU
                                        President


A  signed original of this written statement required by  Section
906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the IGENE Biotechnology, Inc. (the "Company") Annual on Form 10-KSB/A for the period ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward J. Weisberger, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

          (1)  The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: August 25, 2005          By:  /S/ EDWARD J. WEISBERGER
                                    _____________________________
                                        EDWARD J. WEISBERGER
                                        Chief Financial Officer

A  signed original of this written statement required by  Section
906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.