Form 10QSB/A
period 2004-03-31
IGENE BIOTECHNOLOGY INC
filed 2005-09-30
CIK 793160

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                            FORM 10-QSB/A
                           (Amendment #1)



(Mark One)

[x] Quarterly report under Section 13 or 15(D) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2004
            _____________________________________________

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

                                None
        ___________________________________________________
        (Former Name, Former Address and Former Fiscal Year,
                    if Changed Since Last Report)



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

As disclosed in the Notification, the Registrant contacted the Office of Chief Accountant of the Commission requesting further guidance on this accounting matter. The Registrant engaged in discussions with the Staff of the Commission relating to the accounting treatment of the Registrant's interest in the Joint Venture. The Commission advised the registrant that the historical accounting treatment was not appropriate. In a letter dated May 12, 2005, and received by the Company on the same date, Berenson notified the Registrant that the Financial Statements should no longer be relied upon because of errors in those Financial Statements. The Registrant is now in the process of correcting and restating the Financial Statements (the "Restatement"). The Registrant has filed restatements for the quarterly periods ended June 30, 2003 and September 30, 2003 and the annual report for the year ended December 31, 2003. The registrant plans to file the remainder of the restated Financial Statements as soon as is practicable after the necessary corrections have been made.

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

The Company can not recognize losses of the Joint Venture beyond its investment (including advances) in the Joint Venture. As of the first quarter of 2004 the Company had an initial investment of and amounts due from the Joint Venture of $850,368. Igene's share of the loss through March 31, 2004 equaled $1,588,494, exceeding the total investment by $738,126. This excess loss, and all future losses incurred as a result of the Joint Venture, that are in excess of the Company's investment and advances, will be suspended until the point that the profits of the Joint Venture, if any, exceed the incurred losses.

As in the originally issued financial statements, the Company's preferred stock has been classified as liabilities in the restated
financial statement in accordance with the Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FASB 150"). However the amounts previously stated as dividends after the effective date of FASB 150, which was at the beginning of the third quarter of 2003, have been recharacterized as interest expense in the restated financial statements. The recharacterization increases interest expense by $34,225 for the three months ended March 31, 2004.

For the convenience of the reader, this Form 10-QSB/A sets forth the Form 10-QSB originally filed with the SEC on May 14, 2004 (the "Form 10-QSB") in its entirety. However, this Form 10-QSB/A only amends and restates Items [1 and 2 of Part I] of the Form 10-QSB, in each case, solely as a result of, and to reflect the Restatement and no other information in the Form 10-QSB is amended hereby. The foregoing  items  have  not  been updated  to  reflect  other  events occurring after the original filing date of the Form 10-QSB or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Form 10-QSB has been amended to contain currently-dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached to this Form 10-QSB/A as Exhibits 31(a), 31(b), 32(a) and 32(b).

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

                            FORM 10-QSB/A
                      IGENE Biotechnology, Inc.


                                INDEX



PART I    -   FINANCIAL INFORMATION

                                                              Page

     Consolidated Balance Sheets ...........................   5

     Consolidated Statements of Operations .................   6

     Consolidated Statements of Stockholders' Deficit.......   7-8

     Consolidated Statements of Cash Flows .................   9

     Notes to Consolidated Financial Statements ............  10-16

     Management's Discussion and Analysis of Financial
     Conditions and Results of Operations ..................  17-23

PART II   -   OTHER INFORMATION ............................  24

SIGNATURES .................................................  25

                      IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

               OF THE SECURITIES EXCHANGE ACT OF 1934

                               PART I

                        FINANCIAL INFORMATION

                               IGENE Biotechnology, Inc. and Subsidiaries
                                       Consolidated Balance Sheets

                                                                      March 31,    December 31,
                                                                          2004            2003
                                                                  _____________   _____________
                                                                    (Unaudited)
                                                                     (Restated)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                       $    183,551    $     63,075
  Accounts receivable                                                  103,067         156,458
  Prepaid expenses and other current assets                             37,060          43,675
                                                                  _____________   _____________

                                                                       323,678         263,208
OTHER ASSETS
  Property and equipment, net                                          144,119         148,931
  Loans receivable from manufacturing agent                            118,966         122,964
  Other assets                                                           4,886           4,886
                                                                  _____________   _____________

     TOTAL ASSETS                                                 $    591,649    $    539,989
                                                                  =============   =============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                           $    220,357    $    185,862
  Equipment lease payable                                                  571           1,498
                                                                  _____________   _____________

     TOTAL CURRENT LIABILITIES                                         220,928         187,360

LONG-TERM LIABILITIES
  Notes payable                                                      5,842,767       5,842,767
  Convertible debentures                                             4,814,212       4,814,212
  Accrued interest                                                   3,588,007       3,398,272

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative, convertible, voting, series A, $.01 par value per share. Stated value was $17.92 and $17.76, respectively.  Authorized 1,312,500
  shares, issued 25,605                                                458,970         454,745
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
                                                                  _____________   _____________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock --- $.01 par value per share. Authorized
  750,000,000 shares; issued and outstanding 93,722,769 and
  92,747,469 shares, respectively.                                     937,228         927,475
  Additional paid-in capital                                        22,653,555      22,556,553
  Deficit                                                          (39,604,018)    (39,291,395)
                                                                  _____________   _____________

     TOTAL STOCKHOLDERS' DEFICIT                                   (16,013,235)    (15,807,367)
                                                                  _____________   _____________

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $    591,649    $    539,989
                                                                  =============   =============

The accompanying notes are an integral part of the financial statements.

                               -5-

                          IGENE Biotechnology, Inc. and Subsidiaries
                             Consolidated Statements of Operations
                                        (Unaudited)

                                                                        Three months ended
                                                                  _____________________________
                                                                     March 31,       March 31,
                                                                         2004            2003
                                                                  _____________   _____________
                                                                     (Restated)
REVENUE
_______

  Sales - AstaXin(R)                                              $        ---    $    310,782
  Cost of sales - AstaXin(R)                                               ---        (300,534)
                                                                  _____________   _____________

  GROSS PROFIT                                                             ---          10,247

OPERATING EXPENSES
__________________

  Marketing and selling                                                 48,022         101,286
  Research, development and pilot plant                                208,410         155,397
  General and administrative                                           149,878         141,939
  Litigation expense                                                    13,080             ---
  Less operating expenses reimbursed by Joint Venture                ( 363,044)            ---
                                                                  _____________   _____________

       TOTAL OPERATING EXPENSES                                         56,346         398,622
                                                                  _____________   _____________

       OPERATING LOSS                                                  (56,346)       (388,375)
                                                                  _____________   _____________

EQUITY IN LOSS OF UNCONSOLIDATED SUBSIDIARY                            (32,316)            ---
INTEREST EXPENSE                                                      (223,961)       (205,231)
                                                                  _____________   _____________

  NET LOSS FROM CONTINUING OPERATIONS                                 (312,623)       (593,606)
                                                                  _____________   _____________

DISCONTINUED OPERATIONS
_______________________

Gain on disposal of discontinued operations                                ---         237,437
                                                                  _____________   _____________

  NET GAIN FROM DISCONTINUED OPERATIONS                                    ---         237,437
                                                                  _____________   _____________

       NET LOSS                                                   $   (312,623)   $   (356,169)
                                                                  =============   =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE
  FROM CONTINUING OPERATION                                       $      (0.00)   $      (0.01)
                                                                  _____________   _____________

BASIC AND DILUTED NET LOSS PER COMMON SHARE
  FROM DISCONTINUED OPERATIONS                                    $      (0.00)   $      (0.00)
                                                                  _____________   _____________


BASIC AND DILUTED NET LOSS PER COMMON SHARE                       $      (0.00)   $      (0.01)
                                                                  =============   =============



The accompanying notes are an integral part of the financial statements.

                               -6-

                IGENE Biotechnology, Inc. and Subsidiaries
             Consolidated Statements of Stockholders' Deficit
                                (Unaudited)


                                                   Redeemable Preferred Stock
                                                        (shares/amount)
                                                   __________________________
Balance at January 1, 2003                             213,155    $1,947,774

Cumulative undeclared dividends
  on redeemable preferred stock                            ---         4,185

Exercise of employee stock options                         ---           ---

Exercise of warrants                                       ---           ---

Net loss for the three months ended March 31, 2003         ---           ---
                                                   ____________  ____________

Balance at March 31, 2003                              213,155   $ 1,951,959
                                                   ============  ============

Balance at January 1, 2004                             213,105   $ 2,104,745

Cumulative undeclared dividends
  on redeemable preferred stock                            ---        34,225

Exercise of employee stock options                         ---           ---

Exercise of warrants                                       ---           ---

Net loss for the three months ended March 31, 2004         ---           ---
                                                   ____________  ____________

Balance at March 31, 2004  (Restated)                  213,105   $ 2,138,970
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

                               -7-

                                    IGENE Biotechnology, Inc. and Subsidiaries
                                 Consolidated Statements of Stockholders' Deficit
                                           (Unaudited - Continued)

                                                                         Additional                       Total
                                                   Common Stock           Paid-in                     Stockholders'
                                                  (shares/amount)         Capital         Deficit        Deficit
                                            __________________________  _____________  _____________  _____________
Balance at January 1, 2003                   92,943,746   $   929,437   $ 22,387,604   $(37,120,502)  $(13,803,461)

Cumulative undeclared dividends
  on redeemable preferred stock                     ---           ---         (4,185)           ---         (4,185)

Shares received and retired in
  ProBio Sale                                (7,000,000)      (70,000)      (140,000)           ---       (210,000)

Shares issued for manufacturing
agreement                                       580,711         5,808          8,709            ---         14,517

Net loss for the three months ended
  March 31, 2003                                    ---           ---            ---       (356,169)      (356,169)
                                            ____________  ____________  _____________  _____________  _____________

Balance at March 31, 2003                    86,524,457   $   865,245   $ 22,252,128   $(37,476,671)  $(14,359,298)
                                            ============  ============  =============  =============  =============

Balance at January 1, 2004                   92,747,469   $   927,475   $ 22,556,553   $(39,291,395)  $(15,807,367)


Employee stock option exercise                  300,000         3,000         15,500            ---         18,500

Shares issued for manufacturing
  Agreement                                     675,300         6,753         81,502            ---         88,255

Net loss for the three months ended
  March 31, 2004                                    ---           ---            ---       (312,623)      (312,623)
                                            ____________  ____________  _____________  _____________  _____________

Balance at March 31, 2004 (Restated)         93,722,769   $   937,228   $ 22,653,555   $(39,604,018) $(16,013,235)
                                            ============  ============  =============  =============  =============

The accompanying notes are an integral part of the financial statements.

                               -8-

                          IGENE Biotechnology, Inc. and Subsidiaries
                             Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                     Three months ended
                                                                   March 31,     March 31,
                                                                       2004          2003
                                                               _____________  _____________
                                                                  (Restated)
Cash flows from operating activities
   Net loss                                                    $   (312,623)  $   (356,169)
   Adjustments to reconcile net loss to net cash used
   by operating activities:
     Depreciation                                                     4,812          5,892
     Amortization                                                       ---         29,129
     Manufacturing cost paid in shares of common stock               88,255         14,517
     Equity in loss of unconsolidated joint venture                  32,316            ---
     Decrease (increase) in:
       Accounts receivable                                           57,389        544,051
       Due from Joint Venture                                       (32,316)           ---
       Inventory                                                        ---       (407,172)
       Prepaid expenses and other current assets                      6,615        (49,158)
     Increase (decrease) in:
       Accounts payable and accrued expenses                        224,230       (260,910)
                                                               _____________  _____________

       Net cash provided by (used in) operating activities           68,678       (479,820)
                                                               _____________  _____________

Cash flows from investing activities
       Net cash used in investing activities                            ---            ---
                                                               _____________  _____________

Cash flows from financing activities
   Proceeds from borrowing                                              ---        100,000
   Increase in preferred stock for cumulative dividend
     classified as interest                                          34,225            ---
   Repayment of equipment lease payable                                (927)           ---
   Proceeds from exercise of employee stock options                  18,500            ---
                                                               _____________  _____________

       Net cash provided by financing activities                     51,798        100,000
                                                               _____________  _____________

       Net increase (decrease) in cash and cash equivalents         120,476       (379,820)

       Cash and cash equivalents at beginning of period              63,075        497,711
                                                               _____________  _____________

       Cash and cash equivalents at end of period              $    183,551   $    117,891
                                                               =============  =============
Supplementary disclosure and cash flow information
__________________________________________________

Cash paid for interest                                          $      ---    $        141
Cash paid for income taxes                                             ---             ---

See Note (2) for non-cash investing and financing activities.


The accompanying notes are an integral part of the financial statements.

                               -9-
            IGENE Biotechnology, Inc. and Subsidiary
                  Notes to Financial Statements

(1)  Unaudited consolidated financial statements

     The March 31, 2004, consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operation and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This quarterly report on Form 10-QSB/A should be read in conjunction with Igene's Annual Report on Form 10-KSB/A for the year ended December 31, 2003.

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

(3)  Noncash investing and financing activities

     During the three months ended March 31, 2004 and 2003, the Company recorded in each quarter dividends in arrears on 8% redeemable preferred stock cumulating at $.16 per share aggregating to $34,225 and $4,185, respectively. In accordance with FASB 150, the dividends accrued in the third quarter 2003 and thereafter have been reclassified to interest expense. This reclassification increases interest expense by $34,225.

     On March 18, 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate") Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company transferred to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Company. The value of the Company's investment in the Joint Venture has been recorded at an amount equal to the book value of the Registrant's consideration contributed at the


                              -10-
           IGENE Biotechnology, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                           (continued)

     creation of the Joint Venture. As the cost of the Company's technology and intellectual property has been previously expensed and has a carrying amount of zero, the investment in the Joint Venture has been initially recorded with a book value of $316,869, which represents the unamortized production costs contributed to the Joint Venture. In addition to the Company's initial investment in the Joint Venture, the Company has made $527,499 in advances to the Joint Venture and a $6,000 capital investment.

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

(5)  Joint Venture

     March  18  2003,  the Company entered into a  Joint  Venture
     Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate") Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company has agreed to transfer to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Company. The value of the Company's investment in the Joint Venture has been recorded at an amount equal to the book value of the Registrant's consideration contributed at the creation of the Joint Venture. As the cost of the company's technology and intellectual property has been previously expensed and has a carrying amount of zero, the initial investment in the Joint Venture has been recorded with a book value of $316,869, which represents the unamortized production costs contributed to the Joint Venture. Added to this was a purchase of common stock in the new venture of $6,000.

     As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now takes place in the unconsolidated Joint Venture subsidiary. From inception on March 18, 2003 through March 31, 2004, Igene's portion of the Joint Venture's net loss was $1,588,500. The loss was a result of a 50% interest in the following: Gross profit for the year was a negative $736,000 on sales of $2,278,000, less manufacturing cost of $3,014,000. Selling and general and administrative expenses for the period were $2,450,000 and interest income was $9,000. The resulting loss before tax was $3,177,000. Igene's 50% portion of the Joint Venture loss was $1,588,500.



                              -11-
           Notes to Consolidated Financial Statements
           IGENE Biotechnology, Inc. and Subsidiaries
                           (continued)

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

     At March 31, 2004, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of its $322,869 and its net advances to the  Joint  Venture amounted to $527,499,  for  a  total  of
     $850,368. For the year ended December 31, 2003, Igene recognized $818,052 of the $914,494 loss which existed as part of the Joint venture in that year. In the first quarter of 2004, Igene will recognize losses to the extent of the increase in the advance $32,316, the March 31, 2004 balance of $850,368, less the December 31, 2003 balance of $818,052. The remainder of the cumulative loss which is $738,132 will be suspended and will be carried forward to offset Igene's share of future earnings, if any, from the
     Joint Venture. The balance in the Advances to and Investment in Joint Venture account on the Company's financial statements is zero at March 31, 2004.

(6)  Stockholders' Equity (Deficit)

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

 (7) Basic and diluted net loss per common share

     Basic and diluted net loss per common share for the three-month periods ended March 31, 2004 and 2003 are based on 92,932,084 and 86,524,457, respectively, of weighted average common shares outstanding. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends in arrears on preferred stock prior to the third quarter of 2003, the effective date of FASB 150 . No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

                              -12-
           Notes to Consolidated Financial Statements
           IGENE Biotechnology, Inc. and Subsidiaries
                           (continued)

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

(9)  Uncertainty

     Igene has incurred net losses in each year of its existence, aggregating approximately $39,600,000 from inception to March 31, 2004 and its liabilities including redeemable preferred stock exceeded its assets by approximately $16,013,000 at that date. These factors indicate that Igene may not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

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

(10) Stock Based Compensation

     The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock option based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123,
     "Accounting for Stock-Based Compensation" and disclosure provisions of SFAS No. 148, "Accounting for Stock-Based
     Compensation-Transition and Disclosure", to stock-based employee compensation for the periods ended March 31:

                                                              2004         2003
                                                        ___________  ___________
     Net loss:
       As reported                                      $ (312,623)  $ (356,169)
       Less pro forma stock-based employee
         compensation expense determined under fair
         value based method net of related tax effects    (156,892)    (171,250)
                                                        ___________  ___________

     Net loss per common share:                           (469,515)    (527,419)
                                                        ===========  ===========
     Net loss per Share:
         Basic - as reported                            $    (0.00)  $    (0.01)
         Basic - pro forma                              $    (0.00)  $    (0.01)

         Diluted - as reported                          $    (0.00)  $    (0.01)
         Diluted - pro forma                            $    (0.00)  $    (0.01)

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

(12) Summary of Significant Activity of Joint Venture

     March  18  2003,  the Company entered into a  Joint  Venture
     Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate") Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company has agreed to transfer to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Company. The value of the Company's investment in the Joint Venture has been recorded at an amount equal to the book value of the Registrant's consideration contributed at the creation of the Joint Venture. As the cost of the Company's technology and intellectual property has been previously expensed and has a carrying amount of zero, the initial investment in the Joint Venture has been recorded with a book value of $316,869, which represents the unamortized production costs contributed to the Joint Venture. Added to this was a purchase of common stock in the new venture of $6,000.

     As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now takes place in the unconsolidated Joint Venture subsidiary. From inception on March 18, 2003 through March 31, 2004, Igene's portion of the Joint Venture's net loss was $1,588,500. The loss was a result of a 50% interest in the following: Gross profit for the period was a negative $736,000 on sales of $2,278,000, less manufacturing cost of $3,014,000. Selling and general and administrative expenses for the period were $2,450,000 and interest income was $9,000. The resulting loss before tax was $3,177,000. Igene's 50% portion of the Joint Venture loss was $1,588,500.


                              -14-
           Notes to Consolidated Financial Statements
           IGENE Biotechnology, Inc. and Subsidiaries
                           (continued)

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

    At March 31, 2004, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of its $322,869 and its net advances to the  Joint  Venture  amounted to $527,499,  for  a  total  of
    $850,368. For the year ended December 31, 2003, Igene recognized $818,052 of the $914,494 loss which existed as part of the Joint venture in that year. In the first quarter of 2004, Igene will recognize losses to the extent of the increase in the advance $32,316, the March 31, 2004 balance of $850,368, less the December 31, 2003 balance of $818,052. The remainder of the cumulative loss which is $738,132 will be suspended and will be carried forward to offset Igene's share of earnings from the Joint Venture. The balance in the Advances to and Investment in Joint Venture account on the Company's financial statements is zero at March 31, 2004.

    The following statement displays the significant activity for the joint venture for the initial investment at March 18, 2003 in the Joint Venture through March 31, 2004. As shown 50% of the activity is potentially recorded as part of Igene's Financial Statements as income or loss from investment in Joint Venture:

                                                      March 31,
                                                          2004
                                                   _____________
                                                    (Unaudited)
          ASSETS
          CURRENT ASSETS
            Account Receivable                     $  1,152,000
            Inventory                                    79,000
                                                   _____________

                                                      1,231,000
          OTHER ASSETS
            Fixed Assets Receivable                  21,614,000
            Intellectual property                    24,614,000
                                                   _____________

          TOTAL ASSETS                             $ 47,459,000
                                                   =============

          LIABILITIES AND EQUITY

          CURRENT LIABILITIES
            Accounts payable and accrued expenses  $  1,092,000
             Working capital loan                       311,000
                                                   _____________

          TOTAL LIABILITIES                           1,403,000
             Equity                                  46,056,000
                                                   _____________

          TOTAL LIABILITIES AND EQUITY             $ 47,459,000
                                                   =============

                               -15-

           Notes to Consolidated Financial Statements
           IGENE Biotechnology, Inc. and Subsidiaries
                           (continued)



                                                             Period from March 18, 2003
                                                              (initial investment) to
                                                                   March 31, 2004
                                                             __________________________
                                                                     (unaudited)
Net Sales                                                          $  2,278,000
Less: manufacturing cost                                             (3,014,000)
                                                                   _____________
Gross Profit (Loss)                                                    (736,000)
Less: selling, general and administrative                            (2,450,000)
                                                                   _____________

Operating Loss                                                       (3,186,000)
Interest Income                                                           9,000
Net Loss                                                           $ (3,177,000)
                                                                   =============

Igene's 50% equity interest in the net loss                        $ (1,588,500)
Igene's Investment in and Advances to the Joint Venture                (850,368)
                                                                   _____________

Igene's suspended loss                                             $   (738,132)
                                                                   =============

                                                                   Quarter ended
                                                                   March 31, 2003
                                                             __________________________
                                                                     (unaudited)
Net Sales                                                          $  1,144,000
Less: manufacturing cost                                             (1,863,000)
                                                                   _____________

Gross Profit                                                           (719,000)
Less: selling, general and administrative                              (622,000)
                                                                   _____________

Operating Loss                                                       (1,341,000)
Interest Income                                                          (7,000)
                                                                   _____________

Net Loss                                                           $ (1,348,000)
                                                                   =============

Igene's 50% equity interest in the net loss                        $   (674,000)
Igene's additional Investment in and Advances to the Joint Venture      (32,316)
                                                                   _____________

Igene's incremental suspended loss                                 $   (641,684)
                                                                   =============

                              -16-
           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

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

     The investment in the Joint Venture is accounted for under the equity method whereby the Company's 50% ownership percentage in the Joint Venture's equity is reflected as an asset and the changes in the Joint Venture's equity as a result of its operations is reflected in the company's consolidated statement of operations subject to certain limitations. Igene's share of losses in the Joint Venture will be recognized only to the extent of Igene's consideration paid for it's initial investment in the Joint Venture and any net advances Igene has made to the Joint Venture. Losses in excess of this amount will be suspended from recognition in the financial statement and carried forward to offset Igene's share of the Joint Venture future income, if any. Income in the future, if any, will only be recognized once all previously deferred losses have been exhausted. The Company evaluates its investment in the Joint Venture for impairment, as it does for all other assets. The accounting policies followed by the Joint Venture are in conformity with accounting principals generally accepted in the United States of America.

     The Joint Venture will entered into a lease of real property with an affiliate of Tate & Lyle in Selby, England upon which the manufacturing facility is being constructed and operated by the Joint Venture.

Results of Operations
_____________________

Sales and other revenue

    As part of the Joint Venture agreement, all further sales are recognized through the venture company. Therefore, Igene recorded no sales of AstaXin(R)during the quarter ended March 31, 2004. Sales of AstaXin(R) during the quarter ended March 31, 2003, were $310,782. Sales have been limited in the past due to insufficient production quantity. As of June, 2003, Igene had

                              -17-
           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

sold its remaining inventory to the Joint Venture as part of the venture agreement. Management anticipates that the joint venture with Tate & Lyle will provide a more dependable product flow. However, there can be no assurance of the dependability of production, or that any increases in production or sales will occur, or that if they occur, they will be material.

Cost of sales and gross profit

    As with Sales Revenue, future Cost of Sale and Gross Profit will be recognized through the Joint Venture. As a result, Igene reported no gross profit on sales of AstaXin(R) for the quarter ended March 31, 2004. Gross profit on sales of AstaXin(R) was $10,247 for the three month period ended March 31, 2003. Gross profit was 3% of sales for the three months ended March 31, 2003. The Company attributed the modest gross profit to a combination of pricing pressure in the market and inefficiencies in production. Demand is expected to increase in customer usage and increases in our market share. Management expects that sales and gross profits may continue to be limited by the quantities of AstaXin the Company is able to produce with its presently available capacity with its contract manufacturer, while the Joint Venture prepares to produce product. The Company believes that the lack of capacity should be alleviated as the joint venture plant begins production in 2004. Sales and gross profit growth, if any, may be limited unless augmented by these increases in production, as well as production efficiency resulting from process research and development. Management expects the level of gross profit to improve in the future as a percentage of sales, with expected increases in production efficiency realized from the Joint Venture with Tate & Lyle offsetting pricing competition, but can provide no assurances in that regard to future increased production or future increased margin.

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

                              -18-
           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


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

Interest expense

     Interest expense for the quarters ended March 31, 2004 and 2003, was $223,961 and $205,231, respectively, an increase of $18,730 or 9%. The interest expense was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debenture in both periods. This increase is due to the $34,225 in cumulative dividends accrued in the quarter ended March 31, 2004 from preferred stock which was recorded as interest expense

Equity in earnings of unconsolidated subsidiary

     As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now takes place in the unconsolidated Joint Venture subsidiary. From inception on March 18, 2003 through March 31, 2004, Igene's portion of the Joint Venture's net loss was $1,588,500. The loss was a result of a 50% interest in the following: Gross profit for the year was a negative $736,000 on sales of $2,278,000, less manufacturing cost of $3,014,000. Selling and general and administrative expenses for the period were $2,450,000 and interest income was $9,000. The resulting loss before tax was $3,177,000. Igene's 50% portion of the Joint Venture loss was $1,588,500.

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

    At March 31, 2004, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of its $322,869 and its net advances to the Joint Venture amounted to $527,499, for a total of $850,368. For the year ended December 31, 2003, Igene recognized $818,052 of the $914,494 loss which existed as part of the Joint venture in that year end. In the first quarter of 2004, Igene will recognize losses to the extent of the increase in the advance $32,316, the March 31, 2004 balance of $850,368, less the December 31, 2003 balance of $818,052 the remainder will be suspended and will be carried forward to offset Igene's share of earnings from the Joint Venture. The balance in the Advances to and Investment in Joint Venture account on the Company's financial statements is zero at March 31, 2004.

     The following statement displays the significant activity for the joint venture for the initial investment at March 18, 2003 in the Joint Venture through March 31, 2004. As shown 50% of the activity is recorded as part of Igene's Financial Statements as income from investment in Joint Venture:

                              -19-
           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


                                                                            March 31,
                                                                                2004
                                                                         _______________
                                                                           (Unaudited)
     ASSETS
     CURRENT ASSETS
       Account Receivable                                                $    1,152,000
       Inventory                                                                 79,000
                                                                         _______________

                                                                              1,231,000
     OTHER ASSETS
       Fixed Assets Receivable                                               21,614,000
       Intellectual property                                                 24,614,000
                                                                         _______________

            TOTAL ASSETS                                                 $   47,459,000
                                                                         ===============

  LIABILITIES AND EQUITY

  CURRENT LIABILITIES
       Accounts payable and accrued expenses                             $    1,092,000
       Working capital loan                                                     311,000
                                                                         _______________

            TOTAL LIABILITIES                                                 1,403,000
       Equity                                                                46,056,000
                                                                         _______________

             TOTAL LIABILITIES AND EQUITY                                $   47,459,000
                                                                         ===============

                                                                   Period from March 18, 2003
                                                                    (initial investment) to
                                                                         March 31, 2004
                                                                   __________________________
                                                                           (unaudited)
     Net Sales                                                           $    2,278,000
     Less: manufacturing cost                                                (3,014,000)
                                                                         _______________

     Gross Profit (Loss)                                                       (736,000)
     Less: selling, general and administrative                               (2,450,000)
                                                                         _______________

     Operating Loss                                                          (3,186,000)
     Interest Income                                                              9,000
                                                                         _______________

     Net Loss                                                            $   (3,177,000)
                                                                         ===============

     Igene's 50% equity interest in the net loss                         $   (1,588,500)
     Igene's Investment in and Advances to the Joint Venture                   (850,368)
                                                                         _______________

     Igene's suspended loss                                              $     (738,132)
                                                                         ===============

                                                                          Quarter ended
                                                                          March 31, 2003
                                                                   __________________________
                                                                           (unaudited)
     Net Sales                                                           $    1,144,000
     Less: manufacturing cost                                                (1,863,000)
                                                                         _______________

     Gross Profit                                                              (719,000)
     Less: selling, general and administrative                                 (622,000)
                                                                         _______________

     Operating Loss                                                          (1,341,000)
     Interest Income                                                             (7,000)
                                                                         _______________

     Net Loss                                                            $   (1,348,000)
                                                                         ===============

     Igene's 50% equity interest in the net loss                         $     (674,000)
     Igene's additional Investment in and Advances to the Joint Venture         (32,316)
                                                                         _______________

     Igene's incremental suspended loss                                  $     (641,684)
                                                                         ===============

                              -20-
           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

     Igene's share of net loss in the Joint Venture will be recognized only to the extent of Igene's consideration exchanged for its ownership portion of the Joint Venture as well as any advances made to the Joint Venture. Losses in excess of Igene's consideration and advances will not be recognized in Igene's Financial Statements but will be carried forward and will offset future income of the Joint Venture, if any.

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

Net loss and basic and diluted net loss per common share

    As a result of the foregoing, the Company reported net losses of $312,623 and $356,169, respectively, for the quarters ended March 31, 2004 and 2003, an decrease in loss of $43,546 or 12%. This represents a loss of $.01 per basic and diluted common share in each of the quarters ended March 31, 2004 and 2003. The weighted average number of shares of common stock outstanding of 92,747,469 and 86,524,457for the quarters ended March 31, 2004 and 2003, respectively, has increased by 4,391,537 shares. This resulted from the weighted average adjustments of the following transactions: the issuance of 3,750,00 shares of common stock in exercise of warrants, 2,880,607 shares issued to the manufacturer as part of the agreement, 166,666 shares issued to Mr. Hiu and Mr. Monahan in lieu of compensation, and 100,000 shares issued as part of employee stock option exercises.



                              -21-
           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Financial Position

    During the three-month periods ended March 31, 2004 and 2003, in  addition  to  the  joint  venture previously  discussed,  the
following   actions  also  materially  affected   the   Company's
financial position:

    o Increases in accounts payable and accrued expense for the quarter ended March 31, 2004 of $224,230 and decreases in accounts receivable of $57,388 were sources of cash that were slightly offset by increases in funds due from the Joint Venture of $32,316;
    o Proceeds of employee stock options provided $18,500 in cash flows; and
    o The  carrying  value  of  redeemable  preferred  stock  was increased and paid-in capital available to common shareholders was decreased by $34,225 in 2004 and $4,185 in 2003, reflecting cumulative unpaid dividends on redeemable preferred stock.

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

Liquidity and Capital Resources

    Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of March 31, 2004, Igene had working capital of $102,750, and cash and cash equivalents of $183,551. Currently Igene is also funded by research and development reimbursements from the Joint Venture.

     Cash provided by (used in) operating activities during the three-month period ended March 31, 2004 and 2003, amounted to $68,678 and $(479,820), respectively.

     No cash was provided by or used in investing activities for the three-month period ended March 31, 2004 and 2003.

     Cash provided by financing activities was $51,798 during the first quarter of 2004, this was due to employee stock options exercised for $18,500 and expense classified as interest for cumulative dividend, less repayment of lease payable. During the three months ended March 31, 2003 $100,000 was provided by financing activities consisting of notes from directors.

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


                              -22-
           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


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



                              -23-
           IGENE Biotechnology, Inc. and Subsidiaries
                             PART II
                        OTHER INFORMATION

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



                              -24-
                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              IGENE Biotechnology, Inc.
                              ________________________________
                              (Registrant)




Date  September 28, 2005   By /s/STEPHEN F. HIU
      __________________      ________________________________
                                 STEPHEN F. HIU
                                 President




Date  September 28, 2005   By /s/EDWARD J. WEISBERGER
      __________________      ________________________________
                                 EDWARD J. WEISBERGER
                                 Chief Financial Officer




                              -25-
                            EXHIBIT INDEX

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