Form 10QSB/A
period 2004-06-30
IGENE BIOTECHNOLOGY INC
filed 2005-09-30
CIK 793160

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                            FORM 10-QSB/A
                          (Amendment No. 1)

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

Yes                No    x
      ___               ___


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
97,047,020 shares as of August 10, 2004.
________________________________________

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

The Company can not recognize losses of the Joint Venture beyond its investment in the Joint Venture (including advances). As of the second quarter of 2004 the Company had an initial investment of and amounts due from the Joint Venture of $1,020,112. Igene's share of the loss through June 30, 2004 equaled $2,676,500, exceeding the total investment by $1,656,388. This excess loss, and all future losses incurred as a result of the Joint Venture, that are in excess of the Company's investment and advances, will be suspended until the point that the profits of the Joint Venture, if any, exceed the incurred losses.

As in the originally issued financial statements, the Company's preferred stock has been classified as liabilities in the restated
financial statement in accordance with the Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FASB 150"). However the amounts previously stated as dividends after the effective date of FASB 150, which was at the beginning of the third quarter of 2003, have been recharacterized as interest expense in the restated financial statements. The recharacterization increases interest expense by $34,225 and $37,058 for the three months and six months ended June 30, 2004, respectively.

For the convenience of the reader, this Form 10-QSB/A sets forth the Form 10-QSB originally filed with the SEC on August 14, 2004 (the "Form 10-QSB") in its entirety. However, this Form 10-QSB/A only amends and restates Items [1 and 2 of Part I] of the Form 10-QSB, in each case, solely as a result of, and to reflect the Restatement and no other information in the Form 10-QSB is amended hereby. The foregoing  items  have  not  been updated  to  reflect  other  events occurring after the original filing date of the Form 10-QSB or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Form 10-QSB has been amended to contain currently-dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached to this Form 10-QSB/A as Exhibits 31(a), 31(b), 32(a) and 32(b).

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

     Consolidated Statements of Operations ................ 7

     Consolidated Statements of Stockholders' Deficit...... 8-9

     Consolidated Statements of Cash Flows ................ 10

     Notes to Consolidated Financial Statements ........... 11-18

     Management's Discussion and Analysis of Financial
     Conditions and Results of Operations ................. 19-25

PART II    -    OTHER INFORMATION ......................... 26-27

SIGNATURES ................................................ 28

EXHIBIT INDEX .................................   29

                      IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

             OF THE SECURITIES EXCHANGE ACT OF 1934

                             PART I
                      FINANCIAL INFORMATION

                IGENE Biotechnology, Inc.  and Subsidiaries
                        Consolidated Balance Sheets


                                                        June 30,    December 31,
                                                           2004            2003
                                                   _____________   _____________
                                                     (Unaudited)
                                                      (Restated)
ASSETS
CURRENT ASSETS

  Cash and cash equivalents                        $     36,586    $     63,075
  Accounts receivable                                   102,333         156,458
  Prepaid expenses and other current assets              30,499          43,675
                                                   _____________   _____________

                                                        169,418         263,208
OTHER ASSETS
  Property and equipment, net                           139,307         148,931
  Loans receivable from manufacturing agent             118,965         122,964
  Other assets                                            5,195           4,886
                                                   _____________   _____________

     TOTAL ASSETS                                  $    432,885    $    539,989
                                                   =============   =============

The accompanying notes are an integral part of the financial statements.

                              IGENE Biotechnology, Inc. and Subsidiaries
                                     Consolidated Balance Sheets
                                             (continued)

                                                                             June 30,    December 31,
                                                                                2004            2003
                                                                        _____________   _____________
                                                                          (Unaudited)
                                                                           (Restated)
LIABILITIES, REDEEMABLE PREFERED STOCK
  AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                 $    212,035    $    185,862
  Equipment lease payable                                                        ---           1,498
                                                                        _____________   _____________

     TOTAL CURRENT LIABILITIES                                               212,035         187,360

LONG-TERM LIABILITIES
  Notes payable                                                            5,842,267       5,842,767
  Convertible debentures                                                   4,624,212       4,814,212
  Accrued interest                                                         3,800,899       3,398,272

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred
     stock, 8% cumulative, convertible,
     voting, series A, $.01 par value per
     share. Stated value was $ 18.08
     and $17.44, respectively.  Authorized
     1,312,500 shares, issued 18,509 and 25,605 respectively                 334,643         454,745

  Carrying amount of redeemable preferred stock,
     8% cumulative, convertible, voting, series B,
     $.01 par value per share.  Stated value $8.80 per share.
     Authorized, issued and outstanding zero and 187,500 shares,
     respectively, Redemption amount $1,500,000                                  ---       1,650,000
                                                                        _____________   _____________

     TOTAL LIABILITIES                                                    14,814,056      16,347,356
                                                                        _____________   _____________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock --- $.01 par value per share.
     Authorized 750,000,000 shares;
     issued and outstanding 98,003,270
     and 92,747,469 shares, respectively.                                    980,033         927,475
  Additional paid-in capital                                              24,843,659      22,556,553
  Deficit                                                                (40,204,863)    (39,291,395)
                                                                        _____________   _____________

     TOTAL STOCKHOLDERS' DEFICIT                                         (14,381,171)    (15,807,367)
                                                                        _____________   _____________

     TOTAL LIABILITIES AND
     STOCKHOLDERS' DEFICIT                                              $    432,885    $    539,989
                                                                        =============   =============




The accompanying notes are an integral part of the financial statements.

                              IGENE Biotechnology, Inc. and Subsidiaries
                                 Consolidated Statements of Operations
                                             (Unaudited)

                                                       Three months ended             Six months ended
                                                  __________________________     __________________________
                                                      June 30,      June 30,         June 30,      June 30,
                                                         2004          2003             2004          2003
                                                  ____________  ____________     ____________  ____________
                                                    (Restated)                     (Restated)
REVENUE
_______

  Sales - AstaXin(R)                              $       ---   $   152,705      $       ---   $   463,486
  Cost of sales - AstaXin(R)                              ---       143,962              ---       444,946
                                                  ____________  ____________     ____________  ____________
          GROSS PROFIT                                    ---         8,743              ---        18,540
                                                  ____________  ____________     ____________  ____________

OPERATING EXPENSES
__________________

  Marketing and selling                               161,245       118,569          209,267       219,855
  Research, development and pilot plant               195,522       223,004          403,932       378,401
  General and administrative                          210,950       242,388          360,828       384,327
  Litigation expense                                   27,500           ---           40,580           ---
  Operating expenses reimbursed by Joint Venture     (380,131)     (564,381)        (743,175)     (564,381)
                                                  ____________  ____________     ____________  ____________
          TOTAL OPERATING EXPENSES                    215,086        19,580          271,432       418,202
                                                  ____________  ____________     ____________  ____________

          OPERATING LOSS                             (215,086)      (10,837)        (271,432)     (399,662)

EQUITY IN LOSS OF UNCONSOLIDATED SUB                 (169,744)     (347,000)        (202,060)     (347,000)
INTEREST EXPENSE                                     (216,015)     (177,901)        (439,976)     (383,132)
                                                  ____________  ____________     ____________  ____________

  NET LOSS FROM CONTINUING OPERATIONS                (600,845)     (535,738)        (913,468)   (1,129,794)

DISCONTINUED OPERATIONS
_______________________

Gain on disposal of discontinued operations               ---           ---              ---       237,437
                                                  ____________  ____________     ____________  ____________

           NET LOSS                               $  (600,845)  $  (535,738)     $  (913,468)  $  (892,357)
                                                  ============  ============     ============  ============

BASIC AND DILUTED NET LOSS
  PER COMMON SHARE
  FROM CONTINUING OPERATIONS                      $     (0.01)        (0.01)     $     (0.01)        (0.01)
                                                  ____________  ____________     ____________  ____________

BASIC AND DILUTED NET INCOME (LOSS)
  PER COMMON SHARE
  FROM DISCONTINUED OPERATIONS                    $     (0.00)        (0.00)     $     (0.00)        (0.00)
                                                  ____________  ____________     ____________  ____________

BASIC AND DILUTED NET LOSS PER COMMON SHARE       $     (0.01)        (0.00)     $     (0.01)        (0.01)
                                                  ============  ============     ============  ============

The accompanying notes are an integral part of the financial statements.

                     IGENE Biotechnology, Inc. and Subsidiaries
                  Consolidated Statements of Stockholders' Deficit
                                     (Unaudited)


                                                              Redeemable Preferred Stock
                                                                    (shares/amount)
                                                             _____________________________
Balance at January 1, 2003                                       213,655      $ 1,947,774

Cumulative undeclared dividends
  on redeemable preferred stock                                      ---           98,194

Conversion of preferred stock to common                             (550)          (9,416)

Exercise of warrants                                                 ---              ---

Net loss for the six months ended June 30, 2003                      ---              ---
                                                             ============     ============
Balance at June 30, 2003                                         213,105      $ 2,036,552
                                                             ============     ============
Balance at January 1, 2004                                       213,105      $ 2,104,745

Cumulative undeclared dividends
  on redeemable preferred stock                                      ---           37,058

Conversion of preferred stock to common                         (194,596)      (1,807,160)

Exercise of warrants                                                 ---              ---

Net loss for the six months ended  June 30, 2004                     ---              ---
                                                             ============     ============
Balance at June 30, 2004 (Restated)                               18,509      $   334,643
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

                                             IGENE Biotechnology, Inc. and Subsidiaries
                                          Consolidated Statements of Stockholders' Deficit
                                                      (Unaudited - Continued)


                                                                                Additional                  Total
                                                           Common Stock         Paid-in                     Stockholders'
                                                          (shares/amount)       Capital       Deficit       Deficit
                                                   _____________ _____________  ____________  ____________  _____________

Balance at January 1, 2003                           92,943,746  $    929,437   $ 22,387,604  $(37,120,502) $(13,803,461)

Cumulative undeclared dividends
  on redeemable preferred stock                             ---           ---        (98,194)          ---       (98,194)

Shares received and retired in
  ProBio Sale                                        (7,000,000)      (70,000)      (140,000)          ---      (210,000)

Conversion of preferred stock to common                   1,100            11          9,405           ---         9,416

Shares issued for manufacturing agreement             1,130,023        11,301         33,436           ---        44,737

Net loss for the six months ended June 30, 2003             ---           ---            ---      (892,357)     (892,357)
                                                   ============= =============  ============= ============= =============
Balance at June 30, 2003                             87,074,869  $    870,749   $ 22,192,251  $(38,012,859) $(14,949,859)
                                                   ============= =============  ============= ============= =============

Balance at January 1, 2004                           92,747,469  $    927,475   $ 22,556,553  $(39,291,395) $(15,807,367)

Conversion of redeemable preferred stock                389,192         3,892      1,803,268           ---     1,807,160

Shares issued for manufacturing agreement             1,361,609        13,616        171,263           ---       184,879

Shares reissued for ProBio agreement                  1,000,000        10,000        100,000           ---       110,000

Conversion of ProBio debentures                       1,900,000        19,000        171,000           ---       190,000

Shares issued for payment of legal services             250,000         2,500         25,000           ---        27,500

Conversion of Notes Payable                               5,000            50            325           ---           375

Exercise of employee stock options                      350,000         3,500         16,250           ---        19,750

Net loss for the six months ended June 30, 2004             ---           ---            ---      (913,468)     (913,468)
                                                   ============= =============  ============= ============= =============
Balance at June 30, 2004 (Restated)                  98,003,270  $    980,033   $ 24,843,659  $(40,204,863) $(14,381,171)
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

                                    IGENE Biotechnology, Inc. and Subsidiaries
                                       Consolidated Statements of Cash Flows
                                                   (Unaudited)

                                                                          Six months ended
                                                                   _______________________________
                                                                        June 30,          June 30,
                                                                           2004              2003
                                                                   _____________     _____________
                                                                     (Restated)
Cash flows from operating activities
  Net loss                                                         $   (913,468)     $   (892,357)
  Adjustments to reconcile net loss to net cash used
  by operating activities:
     Depreciation                                                         9,624            11,784
     Amortization                                                           ---            54,729
     Issuance of Shares to Fermtech per ProBio agreement                110,000               ---
     Manufacturing cost paid in shares of common stock                  184,879            44,736
     Issuance of common stock for legal services                         27,500               ---
     Equity in loss of unconsolidated sub                               202,060           347,000

     Decrease (increase) in:
        Accounts receivable                                              58,125           373,067
        Inventory                                                           ---           374,709
        Prepaid expenses and other current assets                        12,866            43,729

     Increase (decrease) in:
        Accounts payable and accrued expenses                           428,800            29,974
                                                                   =============     =============
  Net cash provided by operating activities                             120,386           387,371

Cash flows from investing activities
  Advances to joint venture                                            (202,060)         (421,657)
  Capital (expenditures) and sales                                          ---             3,209

  Net cash used in investing activities                                (202,060)         (418,448)
                                                                   =============     =============
Cash flows from financing activities
  Proceeds (repayment) from borrowing                                      (125)         (100,000)
  Increase in preferred stock for cumulative dividends
            classified as interest                                       37,058               ---
  Payment of equipment lease                                             (1,498)              ---
  Proceeds from exercise of employee stock options                       19,750               ---

  Net cash (used) provided by financing activities                       55,185          (100,000)
                                                                   =============     =============
  Net decrease in cash and cash equivalents                             (26,489)         (131,077)

  Cash and cash equivalents at beginning of period                       63,075           497,711
                                                                   =============     =============
  Cash and cash equivalents at end of period                        $    36,586        $   366,634
                                                                   =============     =============
Supplementary disclosure and cash flow information
__________________________________________________

Cash paid for interest                                              $    24,347        $    30,994
Cash paid for income taxes                                                  ---                ---

See Note (2) for non-cash investing and financing activities.

The accompanying notes are an integral part of the financial statements.

                              -10-
            IGENE Biotechnology, Inc. and Subsidiary
                  Notes to Financial Statements

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

(3)  Noncash investing and financing activities

     During the six months ended June 30, 2004, the 194,596 shares of redeemable preferred stock, with a recorded aggregate value of $1,807,160, were converted into 389,192 shares of common stock. This portion included the 8% Cumulative Convertible Preferred Stock, Series B and has relieved the company of this amount from long-term debt.

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


                              -11-
            IGENE Biotechnology, Inc. and Subsidiary
                  Notes to Financial Statements
                           (continued)

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

     During the six months ended June 30, 2004 and 2003, the Company recorded in dividends in arrears on 8% redeemable preferred stock cumulating at $.32 per share aggregating to $37,058 and $98,149, respectively on preferred stock. The accrued interest is included in the carrying value of the redeemable preferred stock. In accordance with FASB 150, the dividends accrued in the third quarter 2003 and thereafter have been reclassified to interest expense. This reclassification increases interest expense by $37,058 for the six months ended June 30, 2004.

     On March 18, 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate") Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company transferred to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Company. The value of the Company's investment in the Joint Venture has been recorded at an amount equal to the book value of the Registrant's consideration contributed at the creation of the Joint Venture. As the cost of the Company's technology and intellectual property has been previously expensed and has a carrying amount of zero, the investment in the Joint Venture has been initially recorded with a book value of $316,869, which represents the unamortized production costs contributed to the Joint Venture. In addition to the Company's initial investment in the Joint Venture, the Company has made $697,243 in advances to the Joint Venture and a $6,000 capital investment.

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




                              -12-
            IGENE Biotechnology, Inc. and Subsidiary
                  Notes to Financial Statements
                           (continued)

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

     As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now takes place in the unconsolidated Joint Venture subsidiary. From inception on March 18, 2003 through June 30, 2004, Igene's portion of the Joint Venture's net loss was $2,676,500. The loss was a result of a 50% interest in the following: Gross profit from inception was a negative $1,999,000 on sales of $3,140,000, less manufacturing cost of $5,139,000. Selling and general and administrative expenses were $3,360,000 and interest income was $6,000. The resulting loss before tax was $5,353,000. Igene's 50% portion of the Joint Venture loss was $2,676,500.

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

     At June 30, 2004, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of its $322,869 and its net advances to the Joint Venture amounted to $697,243, for a total of $1,020,112. For the year ended December 31, 2003, Igene recognized $818,052 of the $914,494 loss which existed as part of the Joint venture in that year. In the first quarter of 2004, Igene recognized losses to the extent of the increase in the advance $32,316, the March 31, 2004 balance of $850,368, less the December 31, 2003 balance of $818,052. For the three months ended June 30 2004, Igene will recognize a loss of $169,744 which is the extent of the increase in the advance for that period (the June 30,



                              -13-
           Notes to Consolidated Financial Statements
           IGENE Biotechnology, Inc. and Subsidiaries
                           (continued)


     2004 balance of $1,020,112 less the March 31, 2004 balance of $850,368). The remainder of the loss, which is $918,256 for the quarter, will be suspended. The cumulative suspended loss at June 30, 2004 is $1,656,388 and it will be carried forward to offset Igene's share of earnings from the Joint Venture, if any. The balance in the Advances to and Investment in Joint Venture account on the Company's financial statements is zero at June 30, 2004.

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

(7)  Basic and diluted net loss per common share

     Basic  and  diluted net loss per common share for  the  six-
     month periods ended June 30, 2004 and 2003, are based on 94,376,611 and 87,435,688 shares, respectively, of weighted average common shares outstanding. The same figures for the three month period then ended are based upon 95,821,138 and 86,525,557 weighted average common shares outstanding. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends  in  arrears on preferred stock in the  amount  of
     $98,194 for the six months ended June 30, 2003. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.









                              -14-
            IGENE Biotechnology, Inc. and Subsidiary
                  Notes to Financial Statements
                           (continued)

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

(9)  Uncertainty

     Igene has incurred net losses in each year of its existence, aggregating approximately $40,200,000 from inception to June 30, 2004 and its liabilities and redeemable preferred stock exceeded its assets by approximately $14,381,000 at that date. These factors indicate that Igene will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

     The continuing successful marketing of Igene's product, AstaXin(R), has permitted Igene the opportunity to attract additional capital through it's joint venture with Tate and Lyle. Igene began manufacturing and selling AstaXin(R) during 1998 and has continued to do so to date, attempting to increase sales and manufacturing levels. Igene believes this technology to be highly marketable. Igene hopes to continue increasing sales of AstaXin(R), eventually achieving gross profits and, subsequently, profitable operations, although the achievement of these cannot be assured.

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

                                                      Three months ended             Six months ended
                                                 __________________________     __________________________
                                                     June 30,      June 30,         June 30,      June 30,
                                                        2004          2003             2004          2003
                                                 ____________  ____________     ____________  ____________
     Net loss:
       As reported                               $  (600,845)  $  (535,738)     $  (913,468)  $  (829,357)
     Less pro forma stock-based employee
       compensation expense determined under
       fair value based method net of related
       tax effects                                  (156,892)     (159,578)        (330,447)     (264,162)
                                                 ____________  ____________     ____________  ____________

     Net loss                                    $  (757,737)  $  (695,316)     $(1,243,915)  $(1,156,519)
                                                 ============  ============     ============  ============
     Net loss per Share:
       Basic - as reported                       $     (0.01)  $     (0.01)     $     (0.01)  $     (0.01)
       Basic - pro forma                         $     (0.01)  $     (0.01)     $     (0.01)  $     (0.01)

       Diluted - as reported                     $     (0.01)  $     (0.01)     $     (0.01)  $     (0.01)
       Diluted - pro forma                       $     (0.01)  $     (0.01)     $     (0.01)  $     (0.01)




                              -15-
            IGENE Biotechnology, Inc. and Subsidiary
                  Notes to Financial Statements
                           (continued)



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

     In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability, although the financial instrument may previously have been classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting this pronouncement required the reclassification of $.3 million of redeemable preferred stock as a liability as of June 30, 2004.

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







                              -16-
            IGENE Biotechnology, Inc. and Subsidiary
                  Notes to Financial Statements
                           (continued)

    As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now takes place in the unconsolidated Joint Venture subsidiary. From inception on March 18, 2003 through March 31, 2004, Igene's portion of the Joint Venture's net loss was $2,676,500. The loss was a result of a 50% interest in the following: Gross profit from inception was a negative $1,999,000 on sales of $3,140,000, less manufacturing cost of $5,139,000. Selling and general and administrative expenses were $3,360,000 and interest income was $6,000. The resulting loss before tax was $5,353,000. Igene's 50% portion of the Joint Venture loss was $2,676,500.

    Because the Company accounts for its investment in the Joint Venture under the equity method of accounting, it would ordinarily recognize as part of loss from equity the loss of it's 50% ownership portion of the loss of the Joint Venture. However, losses in the Joint Venture will be recognized only to the extent of the Investment in and Advances to the Joint Venture. Losses in excess of this amount will be suspended from recognition in the financial statement and carried forward to offset Igene's share of the Joint Venture's future income, if any. The Company's cumulative suspended loss from the Joint Venture is $1,656,388 at June 30, 2004.

    At June 30, 2004, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of its $322,869 and its net advances to the  Joint  Venture  amounted to $697,243,  for  a  total  of
    $1,020,112. For the year ended December 31, 2003, Igene recognized $818,052 of the $914,494 loss which existed as part of the Joint venture in that year. In the first quarter of 2004, Igene recognized losses to the extent of the increase in the advance $32,316, the March 31, 2004 balance of $850,368, less the December 31, 2003 balance of $818,052. For the three months ended June 30 2004, Igene recognized a loss to the extent of the increase in the advance for that period, $169,744 (the June 30, 2004 balance of $1,020,112 less the March 31, 2004 balance of $850,368).
    The remainder of the loss, which is $918,256 will be suspended. The Company's cumulative suspended loss at June 30, 2004 is $1,656,388 and will be carried forward to offset Igene's share of earnings from the Joint Venture, if any. The balance in the Advances to and Investment in Joint Venture account on the Company's financial statements is zero at June 30, 2004.

    The following statement displays the significant activity for the joint venture from the initial investment at March 18, 2003 in the Joint Venture through June 30, 2004. As shown 50% of the activity is recorded as part of Igene's Financial Statements as income from investment in Joint
    Venture:

                                                      June 30,
                                                         2004
                                                  _____________
                                                   (Unaudited)
       ASSETS
       CURRENT ASSETS
           Account Receivable                     $  1,028,000
           Inventory                                   112,000
                                                  _____________
                                                     1,140,000
       OTHER ASSETS
           Fixed Assets Receivable                  21,614,000
           Intellectual property                    24,614,000
                                                  _____________
               TOTAL ASSETS                       $ 47,368,000
                                                  =============
       LIABILITIES AND EQUITY

       CURRENT LIABILITIES
           Accounts payable and accrued expenses  $  3,263,000
           Working capital loan                        224,000
                                                  _____________
       TOTAL LIABILITIES                             3,487,000
           Equity                                   43,881,000
                                                  _____________
       TOTAL LIABILITIES AND EQUITY               $ 47,368,000
                                                  =============

                              -17-

                           Notes to Consolidated Financial Statements
                           IGENE Biotechnology, Inc. and Subsidiaries
                                          (continued)

                                                              Period from March 18,2003
                                                               (initial investment) to
                                                                    June 30, 2004
                                                              _________________________
                                                                     (unaudited)
     Net Sales                                                     $  3,140,000
     Less: manufacturing cost                                        (5,139,000)
     Gross Profit (Loss)                                             (1,999,000)
     Less: selling, general and administrative                       (3,360,000)
     Operating Loss                                                  (5,359,000)
     Interest Income                                                      6,000
     Net Loss                                                      $ (5,353,000)
     Igene's 50% equity interest in the net loss                   $ (2,676,500)
     Igene's Investment in and Advances to the Joint Venture         (1,020,112)
     Igene's suspended loss at June 30, 2005                       $ (1,656,388)


     The following statement displays the significant activity for the Joint Venture for the three and six month ended June 30, 2004. As shown, 50% of the activity is recorded as part of Igene's Financial Statements as income from investment in Joint Venture:



                                                              Three Months     Six Months
                                                                  Ended          Ended
                                                              June 30, 2004   June 30, 2004
                                                              _____________   _____________
     Net Sales                                                $    862,000    $  2,006,000
     Less: manufacturing cost                                   (2,125,000)     (3,998,000)
                                                              _____________   _____________
     Gross Profit (Loss)                                        (1,263,000)     (1,982,000)
     Less: selling, general and admin                             (910,000)     (1,532,000)
                                                              _____________   _____________
     Operating Loss                                             (2,173,000)     (3,514,000)
     Interest Expense                                               (3,000)        (10,000)
                                                              _____________   _____________
     Loss before tax                                          $ (2,176,000)   $ (3,524,000)
                                                              =============   =============
     50% equity interest Igene                                $ (1,088,000)   $ (1,762,000)
     Igene's additional Investment in
       and Advances to the Joint Venture                          (169,744)       (202,060)
                                                              _____________   _____________
     Igene's incremental suspended loss for period            $   (918,256)   $ (1,559,940)
                                                              =============   =============













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

   o During the six months ended June 30, 2004, 194,596 shares of redeemable preferred stock, with a recorded aggregate value of $1,807,160, were converted into 389,192 shares of common stock. This portion included the 8% Cumulative Convertible Preferred Stock, Series B preferred securities and has relieved the company of this amount from long-term debt.

   o During the six months ended June 30, 2004, $190,000 dollars of the $1,000,000 of Convertible Debentures issued as part of the 2001 ProBio purchase, were converted to common stock. These shares were converted at $.10 per share, for a total of 1,900,000 shares. These shares were issued and the notes cancelled, which relieved the Company of $190,000, of long-term debt.

   o Increases  in  accounts  payables  and  accrued expenses  of
     $428,800  and  decreases  in  accounts receivable of $58,125
     were  sources of cash.   These were reduced by increases due
     from Joint Venture of $202,060.

   o The  carrying  value  of  redeemable  preferred   stock  was
     increased   for   $37,058  in  2004  and  $98,149  in  2003,
     reflecting  cumulative   unpaid   dividends  on   redeemable
     preferred stock.

   o Proceeds of employee stock options provided $19,750 in cash flows.


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

     The Joint Venture entered into a lease of real property with an affiliate of Tate & Lyle in Selby, England upon which the new manufacturing facility is being constructed and operated by the Joint Venture.

Results of Operations
_____________________

Sales and other revenue

     As part of the Joint Venture agreement, all further sales are recognized through the joint venture. Therefore, Igene recorded no sales of AstaXin(R) during the six months ended June 30, 2004. Sales of AstaXin(R) during the quarter ended 2003 were $152,705 and for the six-month period ended June 30, 2003 were $463,486. Sales activity for the Joint Venture are report below. Sales have been limited in the past quarters due to insufficient production quantity. As of June 30, 2003, Igene had sold the remaining inventory in the Company's possession to the Joint Venture per the Joint Venture Agreement. Management anticipates that the Joint Venture with Tate & Lyle will provide a more dependable product flow. However, there can be no assurance of the dependability of production, or that any increases in sales will occur, or that they will be material.

Cost of sales and gross profit

    As with sales revenue, future cost of sales and gross profits will be recognized through the Joint Venture company. Igene reported no gross profit on sales of AstaXin(R) for the six months ended June 30, 2004. Gross profit on sales of AstaXin(R) was $8,743 for the quarter ended June 30, 2003 and was $18,540 for the six month period ended June 30, 2003. Gross profit was 4% of sales for the six months ended June 30, 2003. The Company attributes this modest gross profit to a combination of pricing pressure in the market and inefficiencies in production.




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

    Previously reported litigation (original lawsuit filed July 21, 1997, U.S. District Court, Baltimore, MD) between Archer Daniels Midland, Inc. ("ADM") and Igene, involving allegations of patent infringement and counterclaims concerning the theft of trade secrets, was resolved on September 29, 2003. Resolution of the dispute between ADM and Igene did not result in an unfavorable outcome to Igene. Igene will continue to make and sell its product, AstaXin(R) . The Company incurred $27,500 of litigation expenses for the three months ended June 30, 2004, and $40,580 for the six months ended June 30, 2004. During the six months ended June 30, 2004, 250,000 shares were issued to the Company attorney, as a bonus in connection with the settlement of the ADM matter. These shares were issued at an estimated value of $.11 per share, aggregating $27,500. These costs were expensed in the second quarter as part of the litigation expense. With the settlement of this matter, the related costs are expected to cease.

Interest expense

     Interest expense for the quarters ended June 30, 2004 and 2003 was $216,015 and $177,901, respectively, an increase of $38,114 or 21%. For the six months ended June 30, 2004 and 2003, interest expense was $439,976 and $383,132, respectively, an increase of $56,844 or 15% The interest expense was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debenture in both periods. It is expected this number may decrease due to the conversions by holders of long term debt to equity. This increase is due mainly to the $37,058 in cumulative dividends accrued from preferred stock which was recorded as interest expense

Equity in earnings of unconsolidated subsidiary

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

     As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now takes place in the unconsolidated Joint Venture subsidiary. From inception on March 18, 2003 through March 31, 2004, Igene's portion of the Joint Venture's net loss was $2,676,500. The loss was a result of a 50% interest in the following: Gross profit from inception was a negative $1,999,000 on sales of $3,140,000, less manufacturing cost of $5,139,000. Selling and general and administrative expenses were $3,360,000 and interest income was $6,000. The resulting loss before tax was $5,353,000. Igene's 50% portion of the Joint Venture loss was $2,676,500.

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




                              -22-
           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

     At June 30, 2004, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of its $322,869 and its net advances to the Joint Venture amounted to $697,243, for a total of $1,020,112. For the year ended December 31, 2003, Igene recognized $818,052 of the $914,494 loss which existed as part of the Joint venture in that year. In the first quarter of 2004, Igene recognized losses to the extent of the increase in the advance $32,316, the March 31, 2004 balance of $850,368, less the December 31, 2003 balance of $818,052. For the three months ended June 30 2004, Igene recognized a loss to the extent of the increase in the advance for that period, $169,744 (the June 30, 2004 balance of $1,020,112 less the March 31, 2004 balance of $850,368). The remainder of the loss, which is $918,256 will be suspended. The Company's cumulative suspended loss at June 30, 2004 is $1,656,388 and will be carried forward to offset Igene's share of earnings from the Joint Venture, if any. The balance in the Advances to and Investment in Joint Venture account on the Company's financial statements is zero at June 30, 2004.

     The following statement displays the significant activity from the joint venture for the initial investment at March 18, 2003 in the Joint Venture through June 30, 2004. As shown 50% of the activity is recorded as part of Igene's Financial Statements as income from investment in Joint Venture:


                                                                     June 30,
                                                                        2004
                                                                 _____________
                                                                   (Unaudited)
     ASSETS
     CURRENT ASSETS
          Account Receivable                                     $  1,028,000
          Inventory                                                   112,000
                                                                 _____________
                                                                    1,140,000
     OTHER ASSETS
          Fixed Assets Receivable                                  21,614,000
          Intellectual property                                    24,614,000
                                                                 _____________
              TOTAL ASSETS                                       $ 47,368,000
                                                                 =============

     LIABILITIES AND EQUITY
     CURRENT LIABILITIES
          Accounts payable and accrued expenses                  $  3,263,000
                                                                 _____________
          Working capital loan                                        224,000
              TOTAL LIABILITIES                                     3,487,000
          Equity                                                   43,881,000
                                                                 _____________
              TOTAL LIABILITIES AND EQUITY                       $ 47,368,000
                                                                 =============

                                                             Period from March 18, 2003
                                                               (initial investment) to
                                                                   June 30, 2004
                                                             __________________________
                                                                    (unaudited)
     Net Sales                                                    $  3,140,000
     Less: manufacturing cost                                       (5,139,000)
                                                                  _____________
     Gross Profit (Loss)                                            (1,999,000)
     Less: selling, general and administrative                      (3,360,000)
                                                                  _____________

     Operating Loss                                                 (5,359,000)
     Interest Income                                                     6,000
                                                                  _____________

     Net Loss                                                     $ (5,353,000)
                                                                  =============

     Igene's 50% equity interest in the net loss                  $ (2,676,500)
     Igene's Investment in and Advances to the Joint Venture        (1,020,112)
                                                                  _____________

     Igene's suspended loss                                       $ (1,656,388)
                                                                  =============

                              -23-
           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

    The following statement displays the significant activity for the Joint Venture for the three and six month ended June 30, 2004. As shown, 50% of the activity is recorded as part of Igene's Financial Statements as income from investment in Joint
Venture:

                                                      Three Months      Six Months
                                                         Ended             Ended
                                                     June 30, 2004     June 30, 2004
                                                     _____________     _____________
     Net Sales                                       $    862,000      $  2,006,000
     Less: manufacturing cost                          (2,125,000)       (3,998,000)
                                                     _____________     _____________
     Gross Profit (Loss)                               (1,263,000)       (1,982,000)
     Less: selling, general and admin                    (910,000)       (1,532,000)
                                                     _____________     _____________
     Operating Loss                                    (2,173,000)       (3,514,000)
     Interest Expense                                      (3,000)          (10,000)
                                                     _____________     _____________
     Loss before tax                                 $ (2,176,000)     $ (3,524,000)
                                                     =============     =============

     50% equity interest Igene                       $ (1,088,000)     $ (1,762,000)
     Igene's additional Investment in
       and Advances to the Joint Venture                 (169,744)         (202,060)
                                                     _____________     _____________
     Igene's incremental suspended loss for period   $   (918,256)     $ (1,559,940)
                                                     =============     =============

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



                              -24-
           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Net loss and basic and diluted net loss per common share

    As a result of the foregoing, the Company reported net losses of $600,845 and $535,738, respectively, for the quarters ended June 30, 2004 and 2003, an increase in the loss of $65,107 or 12%. This represents a loss of $.01 per basic and diluted common share in the quarters ended June 30, 2004 and 2003. The weighted average number of shares of common stock outstanding of 94,376,611 and 86,692,223, for the quarters ended June 30, 2004 and 2003, respectively, increased by 7,684,388 shares. This resulted from the weighted average adjustments of the following transactions: the issuance of 1,905,000 shares issued in conversion of debentures, 389,192 shares of common stock in conversion of preferred stock, 3,017,543 shares issued to the manufacturer as part of the agreement, 1,000,000 shares issued to Fermtech as part of the ProBio disposition agreement, and 450,000 shares issued as part of employee stock option exercises, and 250,000 shares issued as a bonus to the Company attorney in the ADM matter.

Liquidity and Capital Resources

    Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of June 30, 2004, Igene had working capital of $42,617, and cash and cash equivalents of $36,586. Currently Igene is also funded by research and development reimbursements from the Joint Venture.

    Cash provided by operating activities during the six-month period ended June 30, 2004 and 2003 amounted to $120,386 and $387,371, respectively, a decrease in cash provided of $266,985.

    Cash used by investing activities during the six-month period ended June 30, 2004 and 2003 amounted to $202,060 and $418,448, respectively, a decrease of $216,388, from reductions in advances to the joint venture.

    Cash was used by financing activities in repayment of loans in the amount of $100,000 for the six-month period ended June 30, 2003, as opposed to the $55,185 provided by financing activities for the six-month period ended June 30, 2004. Financing activities consisted primarily of employee stock option plan purchases and increases in preferred stock for cumulative dividends classified as interest.

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




                              -25-
                    IGENE Biotechnology, Inc.
                             PART II
                        OTHER INFORMATION

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





                              -26-
Item 6.  Exhibits

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

                              -27-
                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     IGENE Biotechnology, Inc.
                                     __________________________
                                     (Registrant)




     Date   September 28, 2005    By /s/STEPHEN F. HIU
            __________________       __________________________
                                        STEPHEN F. HIU
                                        President




     Date   September 28, 2005    By /s/EDWARD J. WEISBERGER
            __________________       __________________________
                                        EDWARD J. WEISBERGER
                                        Chief Financial Officer




                              -28-
                          EXHIBIT INDEX


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