Form 10QSB/A
period 2004-09-30
IGENE BIOTECHNOLOGY INC
filed 2005-09-30
CIK 793160

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

Yes                No    x
      ___               ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
99,024,568 shares as of November 9, 2004.
_________________________________________

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

The Company can not recognize losses of the Joint Venture beyond its investment (including advances) in the Joint Venture. As of the third quarter of 2004 the Company had an initial investment of and amounts due from the Joint Venture of $1,034,748. Igene's share of the loss through September 30, 2004 equaled $3,568,500, exceeding the total investment by $2,533,752. This excess loss, and all future losses incurred as a result of the Joint Venture, that are in excess of the Company's investment and advances, will be suspended until the point that the profits of the Joint Venture, if any, exceed the incurred losses.

As in the originally issued financial statements, the Company's preferred stock has been classified as liabilities in the restated
financial statement in accordance with the Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FASB 150"). However the amounts previously stated as dividends after the effective date of FASB 150, which was at the beginning of the third quarter of 2003, have been recharacterized as interest expense in the restated financial statements. The recharacterization increases interest expense by $2,961 and $40,019 for the three months and nine months ended September 30, 2004, respectively.


For the convenience of the reader, this Form 10-QSB/A sets forth the Form 10-QSB originally filed with the SEC on November 11, 2004 (the "Form 10-QSB") in its entirety. However, this Form 10-QSB/A only amends and restates Items [1 and 2 of Part I] of the Form 10-QSB, in each case, solely as a result of, and to reflect the Restatement and no other information in the Form 10-QSB is amended hereby. The foregoing  items  have  not  been updated  to  reflect  other  events occurring after the original filing date of the Form 10-QSB or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Form 10-QSB has been amended to contain currently-dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached to this Form 10-QSB/A as Exhibits 31(a), 31(b), 32(a) and 32(b).

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

                            FORM 10-QSB/A
                      IGENE Biotechnology, Inc.


                                INDEX



PART I    -    FINANCIAL INFORMATION

                                                            Page

     Consolidated Balance Sheets .........................  5-6

     Consolidated Statements of Operations ...............  7

     Consolidated Statements of Stockholders' Deficit ....  8-9

     Consolidated Statements of Cash Flows ...............  10

     Notes to Consolidated Financial Statements ..........  11-19

     Management's Discussion and Analysis of Financial
     Conditions and Results of Operations ................  20-27

PART II    -    OTHER INFORMATION ........................  28-29

SIGNATURES ...............................................  30

EXHIBIT INDEX ............................................  31

                      IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

               OF THE SECURITIES EXCHANGE ACT OF 1934

                             PART I
                      FINANCIAL INFORMATION

                     IGENE Biotechnology, Inc.  and Subsidiaries
                             Consolidated Balance Sheets


                                                    September 30,     December 31,
                                                            2004             2003
                                                    _____________    _____________
                                                      (Unaudited)
                                                       (Restated)
ASSETS
CURRENT ASSETS

  Cash and cash equivalents                         $     12,087     $     63,075
  Accounts receivable                                    199,095          156,458
  Prepaid expenses and other current assets               19,287           43,675
                                                    _____________    _____________

                                                         230,469          263,208

OTHER ASSETS
  Property and equipment, net                            134,495          148,931
  Loans receivable from manufacturing agent              118,965          122,964
  Other assets                                             5,125            4,886
                                                    _____________    _____________

     TOTAL ASSETS                                   $    489,054     $    539,989
                                                    =============    =============



The accompanying notes are an integral part of the financial statements.

                               -5-

                          IGENE Biotechnology, Inc. and Subsidiaries
                                 Consolidated Balance Sheets
                                         (continued)

                                                                  September 30,      December 31,
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
                                                                  _____________     _____________

  Carrying amount of redeemable preferred stock,
     8% cumulative, convertible, voting, series B,
     $.01 par value per share.  Stated value $8.80 per share.
     Authorized, issued and outstanding zero and 187,500
     shares, respectively                                                  ---         1,650,000
                                                                  _____________     _____________

     TOTAL LIABILITIES                                              14,979,858        16,347,356
                                                                  _____________     _____________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock --- $.01 par value per share.
     Authorized 750,000,000 shares;
     issued and outstanding 99,024,568
     and 92,747,469 shares, respectively.                              990,246           927,475
  Additional paid-in capital                                        24,939,078        22,556,553
  Deficit                                                          (40,420,128)      (39,291,395)
                                                                  _____________     _____________

     TOTAL STOCKHOLDERS' DEFICIT                                   (14,490,804)      (15,807,367)
                                                                  _____________     _____________
     TOTAL LIABILITIES AND
     STOCKHOLDERS' DEFICIT                                        $    489,054      $    539,989
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

                               -6-

                               IGENE Biotechnology, Inc. and Subsidiaries
                                 Consolidated Statements of Operations
                                             (Unaudited)


                                                     Three months ended                Nine months ended
                                                ____________________________      ____________________________
                                                September 30,  September 30,      September 30,  September 30,
                                                        2004           2003               2004           2003
                                                _____________  _____________      _____________  _____________
                                                   (Restated)                        (Restated)
REVENUE
_______

  Sales - AstaXin(R)                            $        ---   $        ---       $        ---   $    463,486
  Cost of sales - AstaXin(R)                             ---            ---                ---        444,946
                                                _____________  _____________      _____________  _____________

          GROSS PROFIT                                   ---            ---                ---         18,540
                                                _____________  _____________      _____________  _____________

OPERATING EXPENSES
__________________

  Marketing and selling                               45,536         57,265            254,803        277,120
  Research, development and pilot plant              227,103        198,195            631,035        576,596
  General and administrative                         154,077        172,804            514,905        557,131
  Litigation expense                                     ---         75,610             40,580         75,610
  Operating expenses reimbursed by Joint Venture    (420,519)      (327,310)        (1,163,694)      (891,691)
                                                _____________  _____________      _____________  _____________

          TOTAL OPERATING EXPENSES                     6,197        176,564            277,629        594,766
                                                _____________  _____________      _____________  _____________

          OPERATING LOSS                              (6,197)      (176,564)          (277,629)      (576,226)

EQUITY IN LOSS OF UNCONSOLIDATED SUBSIDIARY          (14,636)      (222,000)          (216,696)      (569,000)

INTEREST EXPENSE                                    (194,432)      (267,635)          (634,408)      (650,767)
                                                _____________  _____________      _____________  _____________

  NET LOSS FROM CONTINUING OPERATIONS               (215,265)      (666,199)        (1,128,733)    (1,795,993)

DISCONTINUED OPERATIONS
_______________________

Gain on disposal of discontinued operations              ---            ---                ---        237,437
                                                _____________  _____________      _____________  _____________

           NET LOSS                             $   (215,265)  $   (666,199)      $ (1,128,733)  $ (1,558,556)
                                                =============  =============      =============  =============

BASIC AND DILUTED NET LOSS
  PER COMMON SHARE
  FROM CONTINUING OPERATIONS                    $      (0.00)         (0.01)      $      (0.01)         (0.02)
                                                _____________  _____________      _____________  _____________

BASIC AND DILUTED NET INCOME (LOSS)
  PER COMMON SHARE
  FROM DISCONTINUED OPERATIONS                  $      (0.00)         (0.00)      $      (0.00)         (0.00)
                                                _____________  _____________      _____________  _____________

BASIC AND DILUTED NET LOSS PER COMMON SHARE     $      (0.00)         (0.01)      $      (0.01)         (0.02)
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

                               -7-

                            IGENE Biotechnology, Inc. and Subsidiaries
                         Consolidated Statements of Stockholders' Deficit
                                          (Unaudited)


                                                              Redeemable Preferred Stock
                                                                   (shares/amount)
                                                           _______________________________
Balance at January 1, 2003                                      213,655      $  1,947,774

Cumulative undeclared dividends
  on redeemable preferred stock                                     ---            98,194

Cumulative undeclared dividends
  on redeemable preferred stock
  classified as interest                                            ---            34,096

Conversion of preferred stock to common                             550            (9,416)

Exercise of warrants                                                ---               ---

Net loss for the nine months ended September 30, 2003               ---               ---
                                                           _____________     _____________

Balance at September 30, 2003                                   213,105      $  2,070,648
                                                           =============     =============

Balance at January 1, 2004                                      213,105      $  2,104,745

Cumulative undeclared dividends
  on redeemable preferred stock                                     ---            40,019

Conversion of preferred stock to common                        (194,596)       (1,807,160)

Exercise of warrants                                                ---               ---

Net loss for the nine months ended  September 30, 2004              ---               ---
                                                           _____________     _____________

Balance at September 30, 2004 (Restated)                         18,509      $    337,604
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

                               -8-

                                               IGENE Biotechnology, Inc. and Subsidiaries
                                            Consolidated Statements of Stockholders' Deficit
                                                         (Unaudited - Continued)

                                                                                                       Accumulated
                                                                           Additional                    Other         Total
                                                      Common Stock          Paid-in                   Comprehensive Stockholders'
                                                     (shares/amount)        Capital        Deficit    Income(Loss)    Deficit
                                                _________________________ _____________ _____________ _____________ _____________
Balance at January 1, 2003                       92,943,746  $   929,437  $ 22,387,604  $(37,120,502)          ---  $(13,803,461)

Cumulative undeclared dividends
  on redeemable preferred stock                         ---          ---       (98,194)          ---           ---       (98,194)

Cumulative undeclared dividends
  on redeemable preferred stock
  classified as interest                                ---          ---           ---           ---           ---           ---

Shares received and retired in
   ProBio Sale                                   (7,000,000)     (70,000)     (140,000)          ---           ---      (210,000)

Conversion of preferred stock to common               1,100           11         9,405           ---           ---         9,416

Shares issued for manufacturing agreement         2,066,541       20,666        70,896           ---           ---        91,562

Net loss for the nine months ended
  September 30, 2003                                    ---          ---           ---    (1,558,556)          ---    (1,558,556)
                                                ____________ ____________ _____________ _____________ _____________ _____________

Balance at September 30, 2003                    88,011,387  $   880,114  $ 22,229,711  $(38,679,058) $        ---  $(15,569,233)
                                                ============ ============ ============= ============= ============= =============
Balance at January 1, 2004                       92,747,469  $   927,475  $ 22,556,553  $(39,291,395)          ---  $(15,807,367)

Cumulative undeclared dividends
  on redeemable preferred stock
  classified as interest                                ---          ---           ---           ---           ---           ---

Conversion of preferred stock to common             389,192        3,892     1,803,268           ---           ---     1,807,160

Shares issued for manufacturing agreement         2,382,907       23,829       266,682           ---           ---       290,511

Shares reissued for ProBio Agreement              1,000,000       10,000       100,000           ---           ---       110,000

Conversion of ProBio debentures                   1,900,000       19,000       171,000           ---           ---       190,000

Shares issued for payment of legal services         250,000        2,500        25,000           ---           ---        27,500

Exercise of employee stock options                  350,000        3,500        16,250           ---           ---        19,750

Conversion of notes payable                           5,000           50           325           ---           ---           375

Net loss for the nine months ended
  September 30, 2004                                    ---          ---           ---    (1,128,733)          ---    (1,128,733)
                                                ____________ ____________ _____________ _____________ _____________ _____________

Balance at September 30, 2004 (Restated)         99,024,568  $   990,246  $ 24,939,078  $(40,420,128) $        ---  $(14,490,804)
                                                ============ ============ ============= ============= ============= =============


 The accompanying notes are an integral part of the financial statements.
                               -9-

                         IGENE Biotechnology, Inc. and Subsidiaries
                            Consolidated Statements of Cash Flows
                                        (Unaudited)

                                                                Nine months ended
                                                           ____________________________
                                                           September 30,  September 30,
                                                                   2004           2003
                                                           _____________  _____________
                                                              (Restated)
Cash flows from operating activities
  Net loss                                                 $ (1,128,733)  $ (1,558,556)
  Adjustments to reconcile net loss to net cash used
  by operating activities:
     Depreciation                                                14,436         16,596
     Amortization                                                   ---         54,729
     Issuance of Shares to Fermtech per ProBio agreement        110,000            ---
     Manufacturing cost paid in shares of common stock          290,511         91,562
     Issuance of common stock for legal services                 27,500            ---
     Equity in loss of unconsolidated subsidiary                216,696        569,000

     Decrease (increase) in:
        Accounts receivable                                     (42,637)       403,724
        Inventory                                                   ---        374,709
        Prepaid expenses and other current assets                28,148        264,478

     Increase (decrease) in:
        Accounts payable and accrued expenses                   591,641       (199,703)
                                                           _____________  _____________
  Net cash provided by operating activities                     107,562         16,539
                                                           _____________  _____________

Cash flows from investing activities
  Advances to joint venture                                    (216,696)      (278,691)
  Capital (expenditures) and sales                                  ---          7,194
                                                           _____________  _____________

  Net cash used in investing activities                        (216,696)      (271,497)
                                                           _____________  _____________

Cash flows from financing activities
  Proceeds (repayment) from borrowing                              (125)      (250,000)
  Increase in preferred stock for cumulative dividend
     classified as interest                                      40,019         34,096
  Payment of equipment lease                                     (1,498)           ---
  Proceeds from exercise of employee stock options               19,750            ---
                                                           _____________  _____________

  Net cash (used) provided by financing activities               58,146       (215,904)
                                                           _____________  _____________

  Net decrease in cash and cash equivalents                     (50,988)      (470,862)

  Cash and cash equivalents at beginning of period               63,075        497,711
                                                           _____________  _____________

  Cash and cash equivalents at end of period               $     12,087   $     26,849
                                                           =============  =============
Supplementary disclosure and cash flow information
__________________________________________________

Cash paid for interest                                     $     24,347   $     72,964
Cash paid for income taxes                                          ---            ---

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

     During the nine months ended September 30, 2004 and 2003, Fermic, Igene's manufacturing agent, earned 2,382,907 and 2,066,738 shares, respectively, of common stock as part of the manufacturing agreement. Fermic earns 2,250 shares of common stock for each kilogram of pure Astaxanthin produced and delivered as part of the manufacturing agreement. The average price is based on the market value of the shares at the time the product is produced. Fermic can earn up to 20,000,000 shares in total under the contract. The 2,382,907 shares were earned at an average price of $.122 per share for 2004, and 2,066,738 shares were earned at an average price of $.044 per share for 2003. Through September 30, 2004, 13,472,129 shares have been earned. Any shares earned by Fermic will be issued on a quarterly basis. Igene relied on Section 4(2) of the Securities Act of 1933, as amended, to issue the shares to Fermic without registration under that act. Igene relied on the representations and warranties of Fermic made in the manufacturing agreement in claiming the aforementioned exemption.

     During the nine months ended September 30, 2004 and 2003, the Company recorded in dividends in arrears on 8%
     redeemable preferred stock cumulating at $.48 per share aggregating $40,019 and $34,096, respectively on preferred stock. The interest is included in the carrying value of the redeemable preferred stock. In accordance with FASB 150, the dividends accrued in the third quarter 2003 and thereafter have been reclassified to interest expense. This reclassification increases interest expense $40,019 for the nine months ended September 30, 2004.

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








                              -12-
            IGENE Biotechnology, Inc. and Subsidiary
                  Notes to Financial Statements
                           (continued)

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

     As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now takes place in the unconsolidated Joint Venture subsidiary. From inception on March 18, 2003 through September 30, 2004, Igene's portion of the Joint Venture's net loss was $3,568,500. The loss was a result of a 50% interest in the following: Gross profit from inception was a negative $2,731,000 on sales of $4,802,000, less manufacturing cost of $7,533,000. Selling and general and administrative expenses were $4,337,000 and interest expense was $69,000. The resulting loss before tax was $7,137,000. Igene's 50% portion of the Joint Venture loss was $3,568,500.






                              -13-
           Notes to Consolidated Financial Statements
           IGENE Biotechnology, Inc. and Subsidiaries
                           (continued)

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

     At September 30, 2004, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of its $322,869 and its net advances to the Joint Venture amounted to $711,879, for a total of $1,034,748. For the year ended December 31, 2003, Igene recognized $818,052 of the $914,494 loss which existed as part of the Joint venture in that year. In the first six months of 2004, Igene recognized losses to the extent of the increase in the advance $202,060, the June 30, 2004 balance of $1,020,112, less the December 31, 2003 balance of $818,052. For the three months ended September 30 2004, Igene will recognize losses to the extent of the increase in the advance for that period $14,636 (the September 30, 2004 balance of $1,034,748 less the June 30, 2004 balance of $1,020,112). The remainder of the loss, which is $877,364 for the quarter, will be suspended. The cumulative suspended loss at September 30, 2004 is $2,533,752 and it will be carried forward to offset Igene's share of earnings from the Joint Venture, if any. The balance in the Advances to and Investment in Joint Venture account on the Company's financial statements is zero at September 30, 2004.

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




                              -14-
            IGENE Biotechnology, Inc. and Subsidiary
                  Notes to Financial Statements
                           (continued)

(7)  Basic and diluted net loss per common share

     Basic  and  diluted net loss per common share for the  nine-
     month periods ended September 30, 2004 and 2003, are based on 95,594,321 and 87,314,094 shares, respectively, of weighted average common shares outstanding. The same figures for the three month periods then ended are based upon 98,003,270 and 87,074,869 weighted average common shares outstanding. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends in arrears on preferred stock in the amount of $40,019 and $98,194 for the nine months ended September 30, 2004 and 2003, respectively. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

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

(9)  Uncertainty

     Igene has incurred net losses in each year of its existence, aggregating approximately $40,400,000 from inception to September 30, 2004 and its liabilities and redeemable preferred stock exceeded its assets by approximately $14,490,000 at that date. These factors indicate that Igene will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

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




                              -15-
            IGENE Biotechnology, Inc. and Subsidiary
                  Notes to Financial Statements
                           (continued)

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

                                                     Three months ended               Nine months ended
                                                  ___________________________     ___________________________
                                                  September 30, September 30,     September 30, September 30,
                                                          2004          2003              2004          2003
                                                  _____________ _____________     _____________ _____________
     Net loss:
       As reported                                $   (215,265) $   (666,199)     $ (1,128,733) $ (1,558,556)
     Less pro forma stock-based employee
       compensation expense determined under
       fair value based method net of related
       tax effects                                  (1,317,790)     (159,578)       (1,648,237)     (423,756)
                                                  _____________ _____________     _____________ _____________

     Net loss                                     $ (1,533,055) $   (825,777)     $ (2,776,970) $ (1,982,312)
                                                  ============= =============     ============= =============
     Net loss per Share:
       Basic - as reported                        $      (0.01) $      (0.01)     $      (0.01) $      (0.02)
       Basic - pro forma                          $      (0.02) $      (0.01)     $      (0.03) $      (0.02)

       Diluted - as reported                      $      (0.01) $      (0.01)     $      (0.01) $      (0.02)
       Diluted - pro forma                        $      (0.02) $      (0.01)     $      (0.03) $      (0.02)


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





                              -16-
            IGENE Biotechnology, Inc. and Subsidiary
                  Notes to Financial Statements
                           (continued)

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

     As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now takes place in the unconsolidated Joint Venture subsidiary. From inception on March 18, 2003 through September 30, 2004, Igene's portion of the Joint Venture's net loss was $3,568,500. The loss was a result of a 50% interest in the following: Gross profit from inception was a negative $2,731,000 on sales of $4,802,000, less manufacturing cost of $7,533,000. Selling and general and administrative expenses were $4,337,000 and interest expense was $69,000. The resulting loss before tax was $7,137,000. Igene's 50% portion of the Joint Venture loss was $3,568,500.

     Because the Company accounts for its investment in the Joint Venture under the equity method of accounting, it would ordinarily recognize as part of loss from equity the loss of it's 50% ownership portion of the loss of the Joint Venture. However, losses in the Joint Venture will be recognized only to the extent of the Investment in and Advances to the Joint Venture. Losses in excess of this amount will be suspended from recognition in the financial statement and carried forward to offset Igene's share of the Joint Venture's future income, if any. The cumulative suspended loss from the Joint Venture is $2,533,752 at September 30, 2004.




                              -17-
           Notes to Consolidated Financial Statements
           IGENE Biotechnology, Inc. and Subsidiaries
                           (continued)

     At September 30, 2004, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of its $322,869 and its net advances to the Joint Venture amounted to $711,879, for a total of $1,034,748. For the year ended December 31, 2003, Igene recognized $818,052 of the $914,494 loss which existed as part of the Joint venture in that year. In the first six months of 2004, Igene recognized losses to the extent of the increase in the advance $202,060, the June 30, 2004 balance of $1,020,112, less the December 31, 2003 balance of $818,052. For the three months ended September 30 2004, Igene will recognize losses to the extent of the increase in the advance for that period $14,636 (the September 30, 2004 balance of $1,034,748 less the June 30, 2004 balance of $1,020,112). The remainder of the loss, which is $877,364 for the quarter, will be suspended. The cumulative suspended loss at September 30, 2004 is $2,533,752 and it will be carried forward to offset Igene's share of earnings from the Joint Venture, if any. The balance in the Advances to and Investment in Joint Venture account on the Company's financial statements is zero at September 30, 2004.

     The following statement displays the significant activity for the joint venture for the initial investment at March 18, 2003 in the Joint Venture through September 30, 2004. As shown 50% of the activity is recorded as part of Igene's Financial Statements as income from investment in Joint
     Venture:

                                                  September 30,
                                                          2004
                                                  _____________
                                                   (Unaudited)
          ASSETS
          CURRENT ASSETS
            Cash                                  $  2,502,000
            Accounts Receivable                      1,500,000
            Inventory                                  886,000
                                                  _____________
                                                     4,888,000
          OTHER ASSETS
            Fixed Assets Receivable                 21,191,000
            Intellectual property                   24,614,000
                                                  _____________
               TOTAL ASSETS                       $ 50,693,000
                                                  =============
          LIABILITIES AND EQUITY
          CURRENT LIABILITIES
            Accounts payable and accrued expenses $  3,769,000
            Working capital loan                     4,467,000
                                                  _____________
          TOTAL LIABILITIES                          8,236,000
            Equity                                  42,457,000
                                                  _____________
          TOTAL LIABILITIES AND EQUITY            $ 50,693,000
                                                  =============

                              -18-

                          Notes to Consolidated Financial Statements
                          IGENE Biotechnology, Inc. and Subsidiaries
                                          (continued)


                                                                 Period from March 18, 2003
                                                                   (initial investment) to
                                                                     September 30, 2004
                                                                 ___________________________
                                                                         (unaudited)
     Net Sales                                                          $  4,802,000
     Less: manufacturing cost                                             (7,533,000)
     Gross Profit (Loss)                                                  (2,731,000)
     Less: selling, general and administrative                            (4,337,000)
     Operating Loss                                                       (7,068,000)
     Interest Expense                                                        (69,000)
     Net Loss                                                           $ (7,137,000)
     Igene's 50% equity interest in the net loss                        $ (3,568,500)
     Igene's Investment in and Advances to the Joint Venture              (1,034,748)
     Igene's suspended loss at September 30, 2004                       $ (2,533,752)

     The following statement displays the significant activity for the Joint Venture for the three and nine months ended September 30, 2004. As shown, 50% of the activity is recorded as part of Igene's Financial Statements as income from investment in Joint Venture:


                                                           Three Months          Nine Months
                                                               Ended                Ended
                                                         September 30, 2004   September 30, 2004
                                                         __________________   __________________
     Net Sales                                           $       1,662,000    $       3,668,000
     Less: manufacturing cost                                   (2,394,000)          (6,382,000)
                                                         __________________   __________________

     Gross Profit (Loss)                                          (732,000)          (2,714,000)
     Less: selling, general and admin                             (977,000)          (2,509,000)
                                                         __________________   __________________

     Operating Loss                                             (1,709,000)          (5,233,000)
     Interest Expense                                              (75,000)             (85,000)
                                                         __________________   __________________

     Loss before tax                                     $      (1,784,000)   $      (5,308,000)
                                                         ==================   ==================
     50% equity interest Igene                           $        (892,000)   $      (2,654,000)
     Igene's additional Investment in
       and Advances to the Joint Venture                           (14,636)            (216,696)
                                                         __________________   __________________

     Igene's suspended loss for the period               $        (877,364)   $      (2,437,304)
                                                         ==================   ==================




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

   o During the nine months ended September 30, 2004, 194,596 shares of redeemable preferred stock, with a recorded aggregate value of $1,777,160, were converted into 389,192 shares of common stock. This portion included the 8% Cumulative Convertible Preferred Stock, Series B preferred securities and has relieved the Company of this amount from long-term debt.

   o During the nine months ended September 30, 2004, $190,000 dollars of the $1,000,000 of Convertible Debentures issued as part of the 2001 ProBio purchase, were converted to common stock. These shares were converted at $.10 per share, for a total of 1,900,000 shares. These shares were issued and the notes cancelled, which relieved the Company of $190,000, of long-term debt.

   o Increases in accounts payables and accrued expenses of $591,641 were a source of cash. This was reduced by increases in advances to the Joint Venture of $216,696 and increases in accounts receivable of $42,637.

   o  The  carrying  value  of  redeemable  preferred  stock  was increased and paid-in capital available to common shareholders was decreased by $40,019 in 2004 and $12,290 in 2003, reflecting cumulative unpaid dividends on redeemable preferred stock.

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

Critical Accounting Policies
____________________________

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The following are critical accounting policies important to our financial condition and results presented in the financial statements and require management to make judgments and estimates that are inherently uncertain.

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

Interest expense

     Interest expense for the quarters ended September 30, 2004 and 2003 was $194,432 and $267,635, respectively, a decrease of $73,203 or 27%. For the nine months ended September 30, 2004 and 2003, interest expense was $634,408 and $650,767, respectively, a decrease of $16,359 or 3% The interest expense was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debenture in both periods. This number may decrease as the intrest expense recorded as related to the preferred shares decreases as the number of preferred shares outstanding has been reduced.

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

     As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now takes place in the unconsolidated Joint Venture subsidiary. From inception on March 18, 2003 through September 30, 2004, Igene's portion of the Joint Venture's net loss was $3,568,500. The loss was a result of a 50% interest in the following:





                              -23-
           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Gross profit from inception was a negative $2,731,000 on sales of $4,802,000, less manufacturing cost of $7,533,000. Selling and general and administrative expenses were $4,337,000 and interest expense was $69,000. The resulting loss before tax was
$7,137,000.   Igene's 50% portion of the Joint Venture  loss  was
$3,568,500.

     Because the Company accounts for its investment in the Joint Venture under the equity method of accounting, it would ordinarily recognize as part of loss from equity the loss of it's 50% ownership portion of the loss of the Joint Venture. However, losses in the Joint Venture will be recognized only to the extent of the Investment in and Advances to the Joint Venture. Losses in excess of this amount will be suspended from recognition in the financial statement and carried forward to offset Igene's share of the Joint Venture's future income, if any. The cumulative suspended loss from the Joint Venture is $2,533,752 at September 30, 2004.

     At  September  30,  2004, prior to the  recognition  of  its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of its $322,869 and its net advances to the Joint Venture amounted to $711,879, for a total of
$1,034,748. For the year ended December 31, 2003, Igene recognized $818,052 of the $914,494 loss which existed as part of the Joint venture in that year. In the first six months of 2004, Igene recognized losses to the extent of the increase in the advance $202,060, the June 30, 2004 balance of $1,020,112, less the December 31, 2003 balance of $818,052. For the three months ended September 30 2004, Igene will recognize losses to the extent of the increase in the advance for that period $14,636 (the September 30, 2004 balance of $1,034,748 less the June 30, 2004 balance of $1,020,112). The remainder of the loss, which is $877,364 for the quarter, will be suspended. The cumulative suspended loss at September 30, 2004 is $2,533,752 and it will be carried forward to offset Igene's share of earnings from the Joint Venture, if any. The balance in the Advances to and Investment in Joint Venture account on the Company's financial statements is zero at September 30, 2004.

     The following statement displays the significant activity for the joint venture from the initial investment at March 18, 2003 in the Joint Venture through September 30, 2004. As shown 50% of the activity is recorded as part of Igene's Financial Statements as income from investment in Joint Venture:

                                                September 30,
                                                        2004
                                               ______________
                                                  (Unaudited)
    ASSETS
    CURRENT ASSETS
      Cash                                     $   2,502,000
      Accounts Receivable                          1,500,000
      Inventory                                      886,000
                                               ______________
                                                   4,888,000
    OTHER ASSETS
      Fixed Assets Receivable                     21,191,000
      Intellectual property                       24,614,000
                                               ______________
         TOTAL ASSETS                          $  50,693,000
                                               ==============

    LIABILITIES AND EQUITY
    CURRENT LIABILITIES
      Accounts payable and accrued expenses    $   3,769,000
      Working capital loan                         4,467,000
                                               ______________
         TOTAL LIABILITIES                         8,236,000
      Equity                                      42,457,000
                                               ______________
         TOTAL LIABILITIES AND EQUITY          $  50,693,000
                                               ==============





                              -24-

                            IGENE Biotechnology, Inc. and Subsidiaries
                             Management's Discussion and Analysis of
                          Financial Condition and Results of Operations
                                            (continued)

                                                              Period from March 18, 2003
                                                               (initial investment) to
                                                                  September 30, 2004
                                                              __________________________
                                                                      (unaudited)
     Net Sales                                                      $    4,802,000
     Less: manufacturing cost                                           (7,533,000)
                                                                    _______________
     Gross Profit (Loss)                                                (2,731,000)
     Less: selling, general and administrative                          (4,337,000)
                                                                    _______________
     Operating Loss                                                     (7,068,000)
     Interest Expense                                                      (69,000)
                                                                    _______________
     Net Loss                                                       $   (7,137,000)
                                                                    ===============

     Igene's 50% equity interest in the net loss                    $   (3,568,500)
     Igene's Investment in and Advances to the Joint Venture            (1,034,748)
                                                                    _______________
     Igene's suspended loss at September 30, 2004                   $   (2,533,752)
                                                                    ===============

     The following statement displays the significant activity for the Joint Venture for the three and nine months ended September 30, 2004. As shown, 50% of the activity is recorded as part of Igene's Financial Statements as income from investment in Joint Venture:

                                                              Three Months          Nine Months
                                                                 Ended                  Ended
                                                           September 30, 2004    September 30, 2004
                                                           __________________    __________________
     Net Sales                                             $       1,662,000     $       3,668,000
     Less: manufacturing cost                                     (2,394,000)           (6,382,000)
                                                           __________________    __________________
     Gross Profit (Loss)                                            (732,000)           (2,714,000)
     Less: selling, general and admin                               (977,000)           (2,509,000)
                                                           __________________    __________________
     Operating Loss                                               (1,709,000)           (5,233,000)
     Interest Expense                                                (75,000)              (85,000)
                                                           __________________    __________________
     Loss before tax                                       $      (1,784,000)    $      (5,308,000)
                                                           ==================    ==================

     50% equity interest Igene                             $        (892,000)    $      (2,654,000)
     Igene's additional Investment in
       and Advances to the Joint Venture                             (14,636)             (216,696)
                                                           __________________    __________________
     Igene's suspended loss for the period                 $        (877,364)    $      (2,437,304)
                                                           ==================    ==================

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







                              -25-
           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

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

Net loss and basic and diluted net loss per common share

     As a result of the foregoing, the Company reported net losses of $215,265 and $666,199, respectively, for the quarters ended September 30, 2004 and 2003, a decrease in the loss of $450,934 or 68%. This represents a loss of $.01 per basic and diluted common share in the quarters ended September 30, 2004 and 2003. The weighted average number of shares of common stock outstanding of 98,003,270 and 87,074,869, for the quarters ended September 30, 2004 and 2003, respectively, increased by 9,991,883 shares. This resulted from the weighted average adjustments of the following transactions: the issuance of 1,905,000 shares issued in conversion of debentures, 389,192 shares of common stock in conversion of preferred stock, 3,750,000 shares issued in the exercise of warrants, 3,102,323 shares issued to the manufacturer as part of the agreement, 1,000,000 shares issued to Fermtech as part of the ProBio disposition agreement, and 450,000 shares issued as part of employee stock option exercises, and 250,000 shares issued as a bonus to the Company attorney in the ADM matter.





                              -26-
           IGENE Biotechnology, Inc. and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Liquidity and Capital Resources

    Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of September 30, 2004, Igene had working capital of $22,764, and cash and cash equivalents of $12,087. Currently Igene is also funded by research and development reimbursements from the Joint Venture.

    Cash provided by operating activities during the nine-month period ended September 30, 2004 and 2003 amounted to $107,562 and $16,539, respectively, an increase in cash provided of $91,023.

     Cash used by financing activities during the nine-month period ended September 30, 2004 and 2003 amounted to $216,696 and $271,497, respectively, a decrease in cash used of $54,801.

    Cash was used by financing activities, mainly in repayment of loans in the amount of $215,904 for the nine-month period ended September 30, 2003, as opposed to the $58,146 provided by financing activities for the nine-month period ended September 30, 2004. Financing activities in this period consisted primarily of employee stock option plan purchases and dividends accrued on preferred shares.

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
















                              -27-
                    IGENE Biotechnology, Inc.
                             PART II
                        OTHER INFORMATION

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

     Results of the voting were as follows:

                                                                                    Broker
                                        Votes          Against or     Votes         Non-
                                        For            Withheld       Abstained     Votes
                                        __________     __________     _________     _______
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






                              -28-
Item 6.  Exhibits

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












                              -29-
                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    IGENE Biotechnology, Inc.
                                    __________________________
                                    (Registrant)




Date   September 29, 2005        By /s/STEPHEN F. HIU
       __________________           __________________________
                                       STEPHEN F. HIU
                                       President




Date   September 29, 2005        By /s/EDWARD J. WEISBERGER
       __________________           __________________________
                                       EDWARD J. WEISBERGER
                                       Chief Financial Officer




                              -30-
                          EXHIBIT INDEX


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

     Exhibit 31(a) - Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

     Exhibit 31(b) - Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

     Exhibit 32(a) - Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350.

     Exhibit 32(b) - Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350.












































                              -31-

Exhibit 31(a)

                         CERTIFICATIONS
                         ______________

I, Stephen F. Hiu, certify that:

  1. I have reviewed this quarterly report on Form 10 QSB/A of IGENE Biotechnology, Inc.;

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

  4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented  in  this  report our conclusions  about  the
          effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

  5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: September 29, 2005

/s/ STEPHEN F. HIU
___________________
    STEPHEN F. HIU
    President

Exhibit 31(b)

                         CERTIFICATIONS
                         ______________

I, Edward J. Weisberger, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of IGENE Biotechnology, Inc.;

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

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange
     Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented  in  this  report our conclusions  about  the
          effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: September 29, 2005


/s/ EDWARD J. WEISBERGER
____________________________
    EDWARD J. WEISBERGER
    Chief Financial Officer

Exhibit 32(a)


            CERTIFICATION OF CHIEF EXECUTIVE OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the IGENE Biotechnology, Inc. (the "Company") Quarterly Report on Form 10-QSB/A for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen F. Hiu, President of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

          (1). The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: September 29, 2005        By: /s/STEPHEN F. HIU
                                    _____________________________
                                       STEPHEN F. HIU
                                       President



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

Exhibit 32(b)

            CERTIFICATION OF CHIEF FINANCIAL OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the IGENE Biotechnology, Inc. (the "Company") Quarterly Report on Form 10-QSB/A for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward J. Weisberger, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

          (1). The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: September 29, 2005        By:/s/EDWARD J. WEISBERGER
                                   ______________________________
                                      EDWARD J. WEISBERGER
                                      Chief Financial Officer




A signed original of this written statement required by Section
906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.