Form 10KSB
period 2004-12-31
IGENE BIOTECHNOLOGY INC
filed 2005-10-06
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT PURSUANT  TO SECTION  13  OR  15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

           For the fiscal year ended December 31, 2004
                                     _________________

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

                Commission file number 0-15888
                ______________________________


                  IGENE Biotechnology, Inc.
        ______________________________________________
        (Name of Small Business Issuer in Its Charter)

            Maryland                           52-1230461
__________________________________         ___________________
 (State of other jurisdiction               (IRS Employer
  of incorporation or organization)         Identification No.)

   9110 Red Branch Road, Columbia, Maryland       21045
   _________________________________________   ____________
   (Address of principal executive offices)     (Zip Code)


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

     YES                NO    X
           ___               ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year $0 .
                                                            ____

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $2,958,931 as of August 30, 2005
                          ________________________________

(Note:   The  officers and directors of the issuer are considered
affiliates for purposes of this calculation.)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
As  of  August  30,  2005 there were 101,732,453  shares  of  the
_________________________________________________________________
issuer's common stock outstanding.
__________________________________

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

     Igene  currently  leases manufacturing  capacity  in  Mexico
City, Mexico, through a contract manufacturer on an as needed basis. In an effort to develop a dependable source of production, on March 19, 2003, Tate & Lyle PLC and Igene Biotechnology, Inc announced a 50:50 joint venture to produce AstaXin(R) for the aquaculture industry. Production utilizes Tate & Lyle's fermentation capability together with the unique technology developed by Igene. Part of Tate & Lyle's existing Selby, England, citric acid facility will be modified to include the production of 1,500 tons per annum of this product. Tate & Lyle's investment of $25 million includes certain of its facility assets currently used in citric acid production. The production facility is generating product and it is hoped the facility will be complete and in full production by the end of the calendar year 2005.

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

     In a notice published in the Federal Register July 6, 2000, the FDA announced the amendment of its color additive regulations to provide for the safe use of Phaffia yeast, such as that in the Company's product, AstaXin(R), as a color additive in aquaculture feeds. This ruling, which became effective August 8, 2000, allows Igene to market its product, AstaXin(R), for aquaculture feeds and fish produced in, or imported into, the United States. This ruling is available to the public in the Federal Register. Igene has also previously obtained approval for AstaXin(R) from the Canadian Food Inspection Agency (CFIA). Additional foreign approval applications for AstaXin(R), including those for the European Union, are in progress. Igene is required to perform additional tests and prepare additional documentation as part of the application process. The initial application was submitted in May of 2004. It is hoped the application will be approved in the latter half of 2005.

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

Research and Development

     As  of  December 31, 2004, Igene had expended  approximately
$14,622,000 on research and development since its inception on October 27, 1981 and has, as of December 31, 2004, recognized it share in revenues, directly or through the Joint Venture, from product sales and royalties of approximately $14,500,000 from the proprietary processes resulting from such research and development. Igene will continue to incur research and development costs in connection with improvements in its existing processes and products, but it does not anticipate development of new processes and products in 2005.

      Research and development expenditures for each of the last two years are as follows:

          2004   $ 847,544
          2003   $ 745,364

     Igene's research and development activities have resulted in the development of processes to produce the products hereinafter discussed.

Commercial Products

AstaXin(R)

     AstaXin(R) is Igene's registered trademark for its dried yeast product made from a proprietary strain of yeast developed by Igene. AstaXin(R) is a natural source of astaxanthin, a pigment which imparts the characteristic red color to the flesh of salmon, trout, prawns and certain other types of fish and shellfish. In the ocean, salmon and trout obtain astaxanthin from krill and other planktonic crustaceans in their diet. A krill and crustacean diet would be prohibitively expensive for farm-raised salmonids. Without the addition of astaxanthin, the flesh of such fish is a pale, off-white color, which is less appealing to consumers expecting "salmon-colored" fish. Fish feeding trials in Europe, Asia, and North and South America have demonstrated the efficacy of AstaXin(R) in pigmenting fish. An estimated 1,000,000 metric tons of farm-raised salmon are produced annually worldwide. Igene derived revenue during 2004 and 2003 from sales of AstaXin(R) (including sales made by the Joint Venture) of which the majority were to fish producers in the aquaculture industry in Chile, as well as sales exported to Japan and Canada.

     On May 20, 2000, Igene renewed its manufacturing arrangement with Fermic, S.A. de C.V., of Mexico City, Mexico ("Fermic"), for the production of its natural astaxanthin pigment, AstaXin(R), in Fermic's manufacturing facility in Mexico. Commercial production began in January of 1998.

     The Fermic contract executed in May 2000, provides that the manufacturer has the non-exclusive right and license to produce AstaXin(R) for Igene, is paid a cash fee based on manufacturing capacity, and may receive up to 20,000,000 shares of Igene common stock in lieu of additional cash based on quantity of product manufactured over the six year term. Of the 20,000,000 shares available to be earned, 14,730,014 have been earned to date. Fermic provides equipment and facilities necessary to manufacture and store the product and is responsible for purchasing raw materials. Igene is responsible for sales efforts and for ensuring the quality of the pigment. Igene also has a role in ensuring that the manufacturing process works effectively. The contract expires May 20, 2006, unless terminated earlier by either party. See Item 2. Description of Property.

     On March 18, 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate") Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company transferred to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Company. The initial value of the Company's investment in the Joint Venture has been recorded at an amount equal to the book value of the Company's consideration contributed at the creation of the Joint Venture. As the cost of the Company's technology and intellectual property has been previously expensed and had a carrying amount of zero, the investment in the Joint Venture has been initially recorded with a book value of $316,869, which represents the unamortized production costs contributed to the Joint Venture. In addition to the Company's initial investment in the Joint Venture, the Company has made $685,438 in advances to the Joint Venture and $6,000 capital investment.

     Production utilizes Tate's fermentation capability together with the unique technology developed by Igene. Part of Tate's existing Selby, England, citric acid facility will be modified to produce up to 1,500 tons per annum of this product. Tate & Lyle's investment of approximately $25 million includes certain of its facility assets currently used in citric acid production.

     Based on estimates of worldwide production of farm raised salmon, Igene believes the market for astaxanthin as a color additive in salmon feed exceeds $200,000,000 per year worldwide, which would require approximately 10,000 metric tons of AstaXin(R) to serve 100% of the market. A single competitor, who produces a chemically synthesized product, presently controls more than 80% of the world market for astaxanthin as a pigment for aquaculture. The Joint Venture's production through the first half of 2005 has been limited by the development of the new facility, it is hoped the by the end of 2005 the Joint Venture will have successfully completed the new production facility. However, there can be no assurance that the Company and venture will be able to utilize these additional sources of production capacity, or that, if it is able to utilize the additional production capacity, that it will be able to do so on terms favorable to Igene or that any level of demand will continue.

      Previously reported litigation (original lawsuit filed July 21, 1997, in the U.S. District Court, Baltimore, MD) between Archer Daniels Midland, Inc. ("ADM") and Igene, involving allegations of patent infringement and counterclaims concerning the theft of trade secrets was settled on September 29, 2003. ADM had requested injunctive relief as well as an unspecified amount of damages, and Igene had filed a $300,450,000 counterclaim concerning the theft of trade secrets. Resolution of the dispute between ADM and Igene did not result in an unfavorable outcome to Igene. Accordingly, no liability was recorded on the balance sheet. Under the terms of the settlement, Igene is permitted to continue to make and sell its
product, AstaXin(R).   See Item 3. Legal Proceedings.

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

     All patents and trademarks are carefully reviewed and those with no foreseeable commercial value are abandoned to eliminate costly maintenance fees. Patents, trademarks on technology and products with recognized commercial value, and which Igene is currently maintaining, include those for AstaXin(R), which have remaining lives ranging from 4 to 8 years.

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

Employees

     At December 31, 2004, Igene had 12 full time employees. Three full time employees are in administration and/or marketing, while the remainder are engaged in research, process development and support of manufacturing activities. The full time marketing employees include one representative in Norway. The remainder of the employees are based in the U.S. Igene also utilizes various consultants on an as-needed or short-term basis.

     None of Igene's employees are represented by a labor union and Igene has experienced no work stoppages. Igene believes its relations with its employees are satisfactory.


ITEM 2.  DESCRIPTION OF PROPERTY

     Igene leases approximately 8,500 square feet of space in the Oakland Ridge Industrial Park located at 9110 Red Branch Road, Columbia, Maryland. Igene occupies the space under a lease extension expiring on January 31, 2011. The approximate current rental expense is $93,600. Approximately 2,000 square feet of this space is used for executive and administrative offices and approximately 2,500 feet is used for research and development activities. The remaining 4,000 square feet of space is used for Igene's intermediate-stage or scale-up pilot plant facility.

     Igene also leases, under a contract expiring May 2006, manufacturing capacity at Fermic S.A. de C.V. (Fermic) in Mexico City, Mexico and leases warehouse space for product storage in Mexico City. The lease for warehouse space is on an as needed basis, and Igene is under no obligation to lease space.

     Igene began a one year lease in December 2001, which renewed in December 2004, of approximately 220 square feet of office space, in Chile, to conduct marketing and technical support activities by its full-time technical representatives. Igene also leases warehouse space on a month-to-month basis as needed for product storage in Chile.

     Igene currently owns or leases sufficient equipment and facilities for its research operations and all of this equipment is in satisfactory condition and is adequately insured. There are no current plans for improvement of this property. If demand for Igene's product continues to increase, Igene plans to lease additional warehouse space as needed in Chile.


ITEM 3.  LEGAL PROCEEDINGS

     Previously reported, litigation (original lawsuit filed July 21, 1997, in the U.S. District Court, Baltimore, MD) between Archer Daniels Midland, Inc. ("ADM") and Igene, involving allegations of patent infringement and counterclaims concerning the theft of trade secrets was settled on September 29, 2003. ADM had requested injunctive relief as well as an unspecified amount of damages, and Igene had filed a $300,450,000 counterclaim concerning the theft of trade secrets. Resolution of the dispute between ADM and Igene did not result in an unfavorable outcome to Igene. Accordingly, no liability was recorded on the balance sheet. Under the terms of the settlement, Igene is permitted to continue to make and sell its product, AstaXin(R). Igene had expenses of $40,580 and $133,464 in 2004 and 2003 respectively, associated with the resolution of this litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                             PART II

ITEM 5.   MARKET   FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS.

Common Stock

     Commencing on or about June 12, 1989, Igene's common stock began trading on the over-the-counter market on a limited basis and is quoted on the National Quotation Bureau's OTC "bulletin board". The following table shows, by calendar quarter, the range of representative bid prices for Igene's common stock for the first two quarters of 2005, as well as 2004 and 2003.

          Calendar Quarter                   High          Low
          ________________                 ________     ________
   2005:  First Quarter                    $  .1170     $  .0650
          Second Quarter                   $  .1000     $  .0300

   2004:  First Quarter                    $  .2100     $  .1000
          Second Quarter                   $  .2000     $  .0950
          Third Quarter                    $  .1050     $  .0700
          Fourth Quarter                   $  .1300     $  .0600

   2003:  First Quarter                    $  .1000     $  .0070
          Second Quarter                   $  .0800     $  .0400
          Third Quarter                    $  .0700     $  .0200
          Fourth Quarter                   $  .2100     $  .0600

     Igene obtained the above information through Pink Sheets, LLC, a national quotation bureau. Such quotations are inter-dealer quotations without retail mark-up, mark-downs, or commissions, and may not represent actual transactions. The above quotations do not reflect the "asking price" quotations of the stock.

     The approximate number of record holders of Igene's common stock as of August 19, 2005 was 250. As of August 19, 2005, the high bid and low offer prices for the common stock, as shown on the "over-the-counter bulletin board" were $0.05 and $0.045, respectively.

Dividend Policy

     When and if funds are legally available for such payment under statutory restrictions, Igene may pay annual cumulative dividends on the preferred stock of $.64 per share on a quarterly basis. During 1988 Igene declared and paid a cash dividend of $.16 per share on its preferred stock. In December 1988, Igene suspended payment of the quarterly dividend of $.16 per share of preferred stock. No dividends have been declared or paid since 1988. Any resumption of dividend payments on preferred stock would require significant improvement in cash flow. Preferred stock dividends are payable when and if declared by Igene's board. Unpaid dividends accumulate for future payment or addition to the liquidation preference and redemption price of the preferred stock. As of December 31, 2004, total dividends in arrears on Igene's preferred stock equal $192,494 (or $10.40 per share) on Igene's Series A and are included in the carrying value of the redeemable preferred stock.

     Dividends on common stock are currently prohibited because of the preferential rights of holders of preferred stock. Igene has paid no cash dividends on its common stock in the past and does not intend to declare or pay any dividends on its common stock in the foreseeable future.

Sales of Unregistered Securities

     On April 4, 2004, the Board of Directors, authorized the payment of 250,000 common shares to the Company's attorney in connection with the settlement of the ADM matter. These shares were issued at an estimated value of $.11 per share, aggregating $27,500. The costs were expensed in the second quarter as part of the ADM legal expense. Igene relied on Section 4(2) of the Securities Act of 1933, as amended, to issue the shares to its attorney without registration under the Securities Act of 1933, as amended.

     During the course of 2004, Fermic, Igene's manufacturing agent, earned 3,640,792 shares of common stock as part of the manufacturing agreement. Fermic earns 2,250 shares of common stock for each kilogram pure astaxanthin produced and delivered as part of the agreement. The average price is based on the market value of the shares at the time the product was produced. Fermic can earn up to 20,000,000 shares in total under the contract. The 3,640,792 shares were earned at an average price of $.11 per share for 2004. Through December 31, 2004, 14,730,014 shares have been earned. Any future shares earned by Fermic will be issued on a quarterly basis. Igene relied on
Section 4(2) of the Securities Act of 1933, as amended, to issue the shares to Fermic without registration under that act. Igene relied on the representations and warranties of Fermic made in the manufacturing agreement in claiming the aforementioned exemption.

     During the course of 2004, $295,000 of the $1,000,000 of Convertible Debentures issued as part of the 2001 ProBio purchase, were converted to common stock. These shares were converted at $.10 per share for a total of 2,950,000 shares. These shares were issued and the notes cancelled. This relieved the Company of $295,000 of long-term debt. Igene relied on
Section 4(2) of the Securities Act of 1933, as amended, to issue the shares to the holders converting these debentures without registration under that act.

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

Results of Operations

     On March 18 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate"). Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company transferred to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Company. The initial value of the Company's investment in the Joint Venture has been recorded at an amount equal to the book value of the Company's consideration contributed at the creation of the Joint Venture. As the cost of the Company's technology and intellectual property has been previously expensed and has a carrying amount of zero, the investment in the Joint Venture has been recorded with a book value of $316,869, which represents the unamortized production costs contributed to the Joint Venture. Added to this was a purchase of common stock in the new venture of $6,000.

      Production will utilize Tate's fermentation capability together with the unique technology developed by Igene. Part of Tate's existing Selby, England, citric acid facility will be modified to produce up to 1,500 tons per annum of this product. Tate's investment of approximately $25 million includes certain of its facility assets currently used in citric acid production. Sales and cost of sales activity are now recorded as part of the operations of the unconsolidated venture.

     As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now takes place in the unconsolidated Joint Venture. From inception on March 18, 2003 through December 31, 2004, the Joint Venture's results of operations included the following: Gross profit from inception was a negative $4,356,000 on sales of $6,784,000, less manufacturing cost of $11,140,000. Selling and general and administrative expenses were $5,268,000 and interest expense was $151,000. The resulting loss was
$9,775,000.   Igene's 50% portion of the Joint Venture  loss  was
$4,887,500.

     Because the Company accounts for its investment in the Joint Venture under the equity method of accounting, it would ordinarily recognize a loss representing its 50% equity interest in the loss of the Joint Venture. However, losses in the Joint Venture are recognized only to the extent of the investment in and advances to the Joint Venture. Losses in excess of this amount are suspended from recognition in the financial statements and are carried forward to offset Igene's share of the Joint Venture's future income, if any.

    At December 31, 2004, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of $322,869 and its net advances to the Joint Venture amounted to $685,438, for a total of $1,008,307. For the year ended December 31, 2003, Igene recognized $818,052 of its share of a $914,494 loss. For the year ended December 31, 2004, Igene recognized losses to the extent of the increase in advances of $190,255. The remainder, of approximately 3.9 million, is suspended and will be carried forward to offset Igene's share of earnings from the Joint Venture, if any. The balance in the Advances to and Investment in Joint Venture account on the Company's financial statements is zero at December 31, 2004.

     The following schedules display certain account balances of the joint venture as of December 31, 2004 and for the period since March 18, 2003 (inception):

                                                  December 31,
                                                         2004
                                                  ____________
                                                   (Unaudited)
     ASSETS
     CURRENT ASSETS
          Cash                                    $ 1,769,000
          Accounts Receivable                       1,602,000
          Inventories                               1,434,000
                                                  ____________
                                                    4,805,000
     OTHER ASSETS
          Fixed Assets                             20,765,000
          Intellectual property                    24,614,000
                                                  ___________
     	         TOTAL ASSETS                       $50,184,000
                                                  ===========
     LIABILITIES AND EQUITY

     CURRENT LIABILITIES
          Accounts payable and accrued expenses   $ 5,883,000
          Working capital loan                      5,347,360
                                                  ___________
               TOTAL LIABILITIES                   11,230,360
          Equity                                   38,953,640
                                                  ___________
               TOTAL LIABILITIES AND EQUITY       $50,184,000
                                                  ===========

                                                                Period from
                                                           initial investment to
                                                             December 31, 2004
                                                           _____________________
                                                                (unaudited)
     Net Sales                                                  $ 6,784,000
     Less: manufacturing cost                                   (11,140,000)
                                                                ____________
     Gross Profit (Loss)                                         (4,356,000)
     Less: selling, general and administrative                   (5,268,000)
                                                                ____________
     Operating Loss                                              (9,624,000)
     Interest Expense                                              (151,000)
                                                                ____________
     Net Loss                                                   $(9,775,000)
                                                                ============

     Igene's 50% equity interest in the net loss                $(4,887,500)
     Igene's Investment in and Advances to the Joint Venture    $(1,008,307)
                                                                ____________
     Igene's suspended loss                                     $(3,879,193)
                                                                ============

     The following schedule displays certain account balances of the Joint Venture for the year ended December 31, 2004 and the period from the initial investment (March 18, 2003) to December 31, 2003. As shown, 50% of the activity is recorded as equity in loss of Joint Venture:

                                                          Year              Period from
                                                          Ended          March 18, 2003 to
                                                   December 31, 2004     December 31, 2003
                                                   _________________     _________________
     Net Sales                                     $      5,650,000      $      1,134,000
     Less: manufacturing cost                            (9,989,000)           (1,151,000)
                                                   _________________     _________________
     Gross Profit (Loss)                                 (4,339,000)              (17,000)
     Less: selling, general and admin                    (3,440,000)           (1,828,000)
                                                   _________________     _________________
     Operating Loss                                      (7,779,000)           (1,845,000)
     Interest Expense                                      (167,000)               16,000
                                                   _________________     _________________
     Loss before tax                               $     (7,946,000)     $     (1,829,000)
                                                   =================     =================
     50% equity interest Igene                     $     (3,973,000)     $       (914,494)
                                                   =================     =================
     Igene's additional Investment in
        and Advances to the Joint Venture          $       (190,255)     $       (818,052)
                                                   _________________     _________________
     Igene's incremental suspended loss            $     (3,782,745)     $        (96,442)
                                                   =================     =================

Sales and other revenue

     As part of the Joint Venture agreement, all sales of AstaXin(R) are recognized through the venture company. Therefore, Igene recorded no sales during 2004 or the last half of 2003. For 2003 sales were $463,486. Sales had been limited in the past quarters due to insufficient production quantity. However, the primary cause for the decreased sales for the year as compared with the prior year is that, as of June, 2003, Igene had sold its remaining inventory to the Joint Venture in anticipation of the consummation of the Joint Venture Agreement. Management anticipates that the joint venture with Tate will provide a more dependable product flow. However, there can be no assurance of the dependability of production, or that any increases in production or sales will occur, or that if they occur, they will be material.

Cost of sales and gross profit

    As with sales revenue, beginning July 2003 forward, cost of sales and gross profit are recognized and will continue to be recognized through the Joint Venture. Igene reported no gross profit on sales of AstaXin(R) for 2004 or the last half of 2003.

Gross profit on sales of AstaXin(R) was $17,342 for 2003. At the time of transition to the Joint Venture, Igene's gross profit was at 9% of sales. The Company attributes the fall in gross profit to a combination of pricing pressure in the market and inefficiencies in production. Demand is expected to increase both due to seasonal increases in customer usage and increases in our market share. Management expects that sales and gross profits may be limited by the quantities of AstaXin(R) the Company is able to have produced by its current contract manufacturer, while the Joint Venture prepares for production. The Company believes that the lack of production capacity should be alleviated as the Joint Venture plant continues to develop in 2005. Unless augmented by increases in production resulting from the Joint Venture and increased production efficiency resulting from process research and development, sales and gross profit growth may be limited by production restrictions. Management expects the level of gross profit to improve in the future as a percentage of sales, with expected increases in production efficiency received from the Joint Venture with Tate offsetting pricing competition, but can provide no assurances in that regard to future increased production or future increased margin. Cost of sales for 2003 was $446,144.

Marketing and selling expenses

    Marketing and selling expenses for 2004 were $326,689, a decrease of $1,704, of less then one percent from the marketing and selling expenses of $328,393 for 2003. As a result of the Joint Venture with Tate, Igene is expecting an increase in salable product with a corresponding increase in selling expenses at the point the new facility is in full production. However no assurances can be made in regards to increased production from the new facility nor the corresponding increase in selling expenses. All marketing and selling expenses incurred by Igene since the inception of the Joint Venture, with the exception of the cost related to the shares reissued to Fermtech as part of the ProBio agreement have been reimbursed by the Joint Venture. Approximately $216,000 of the 2004 and $181,000 of the 2003 marketing and selling expenses was reimbursed by the Joint Venture.

Research, development and pilot plant expenses

    Research, development and pilot plant expenses for 2004 and 2003 were $847,544 and $745,364, respectively, reflecting an increase of $102,180 or 13.7%. Costs increased in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, undertaken in an attempt to develop higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology, as well as through travel to the Selby facility to aid in bringing the plant to full production. Igene is hoping this will lead to an increase in salable product at a reduced cost to Igene and the Joint Venture. However, no assurances can be made in that regard. All $847,000 research and development costs in 2004 were funded through reimbursement from the Joint Venture. During 2003, the Joint Venture reimbursed Igene approximately $638,000 for the costs.

General and administrative expenses

    General and administrative expenses for 2004 remained nearly constant with those of 2003 increasing less then 1 percent from $687,427 to $688,125. General and administrative expenses are expected  to  remain  at the current level.  These  expenses  are expected to be funded by additional funding from stockholders, and by cash flows from operations, to the extent available for such purposes. However, we can provide no assurances that such additional funding or cash flows from operations, will become available or that such funding, if any, will be available upon terms favorable to us. Of the general and administrative expenses incurred during 2004 approximately $550,000 were reimbursed by the Joint Venture. During 2003, approximately $398,000 were reimbursed by the Joint Venture.

Litigation expenses

    Previously reported litigation (original lawsuit filed July 21, 1997, U.S. District Court, Baltimore, MD between Archer Daniels Midland, Inc. ("ADM") and Igene, involving allegations of patent infringement and counterclaims concerning the theft of trade secrets, was resolved on September 29, 2003. Resolution of the dispute between ADM and Igene did not result in an unfavorable outcome to Igene. Igene will continue to make and sell its product, AstaXin(R). The Company incurred $40,580 of litigation expenses for 2004 and $133,464 for 2003.

Expenses reimbursement by Joint Venture

     As part of the Joint Venture agreement, costs incurred by Igene related to production, research and development, as well as those related to the marketing of AstaXin(R), are considered costs of the Joint Venture and therefore are reimbursed by the Joint Venture. For the year ended December 31, 2004, costs reimbursed by the Joint Venture totaled $1,612,845. Of the reimbursement received approximately $847,000 was to cover research and development costs, $216,000 was to cover marketing and selling expenses and $550,000 was to cover general and administrative costs. For the year ended December 31, 2003, costs reimbursed by the Joint Venture totaled $1,252,565. Of the reimbursement received approximately $638,000 was to cover research and development costs, $181,000 was to cover marketing and selling expenses, $398,000 was to cover general and administrative costs, and the balance related to various production related expenses.

Interest expense (net of interest income)

    Interest expense (net of interest income) for 2004 and 2003 was $829,617 and $965,737 respectively, a decrease of $136,120 or 14%. This interest expense (net of interest income) was almost entirely composed of interest on Igene's long term financing from its directors and other stockholders and interest on Igene's subordinated and convertible debentures, and is expected to remain at the reduced level as the reduction of preferred shares outstanding has reduced the related accrued dividends recorded as interest.

Equity in earnings of Joint Venture

     As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now take place in the unconsolidated
Joint Venture. For the years ended 2004 and 2003, Igene's portion of the Joint Venture loss was $3,973,000 and $914,494, respectively, an increased loss of $3,058,506 or 334%. The loss was a result of a 50% interest in the following: Gross profit for 2004 was a negative $4,339,000 compared with a negative $17,600 for 2003, and increased loss of $4,321,400. These losses were due mainly to the increased costs associated with the development of production in the new facility. As sales for 2004 increased to $5,650,000 from $1,133,675 for 2003, associated manufacturing costs increased to $9,989,000 for 2004 from $1,151,275 for 2003. Management expects the Joint Venture to be able to sell product at a gross profit. The expected increases in production efficiency received from the development of the Joint Venture with Tate & Lyle should offset pricing competition, but can provide no assurances in that regard to future increased production or future increased margin.

     Selling, general and administrative expenses for the years ended 2004 and 2003 were $3,440,000 and $1,827,703, respectively an increase of $1,612,297. These expenses are expected to remain at 2004 levels. The increase is due mainly to 2003 being a partial year for the venture. Interest expense increased to $167,000 in 2004 from interest income of $16,315 in 2003 as the venture incurs debt to finance its operation. The resulting losses were $7,946,000 and $1,828,988 for the years ended 2004 and 2003, respectively. For 2004, Igene's 50 % equity interest in the Joint venture loss was $3,973,000. Igene's 50% equity interest in the Joint Venture loss was $914,494 for 2003.

     Because the Company accounts for its investment in the Joint Venture under the equity method of accounting, it would ordinarily recognize a loss representing its 50% equity interest in the loss of the Joint Venture. However, losses in the Joint Venture are recognized only to the extent of the Investment in and Advances to the Joint Venture. Losses in excess of this amount are suspended from recognition in the financial statements and carried forward to offset Igene's share of the Joint Venture's future income, if any.

Disposition of ProBio Subsidiary and net income from discontinued operations

     As reported on Form 8-K on February 20, 2003, Igene, in an effort to focus on and grow its core business, disposed of all 10,000 of the issued and outstanding shares of the capital stock of ProBio. Fermtech AS, a joint stock company incorporated in the Kingdom of Norway and owned equally by our former chief executive officer, Stein Ulve and our former chief marketing officer, Per Benjaminsen, purchased the shares of ProBio. Mr. Ulve has resigned as CEO and director of Igene while Mr. Benjaminsen continues to serve the Company as in independent consultant, effective as of December 31, 2002.

     Igene sold ProBio to Fermtech AS in exchange for aggregate consideration valued at approximately $343,000, consisting of 7,000,000 shares of Igene common stock that Fermtech initially received in consideration for the purchase of ProBio in December 2001 (of these shares, 2,000,000 shares may be re-earned by Fermtech as described below), valued for the purposes of the acquisition at $.03 per share, plus forgiveness of approximately $168,000 of debt that Igene owed to ProBio at the time of purchase in 2001. By Mr. Benjaminsen remaining employed by Igene through February 2005, Fermtech re-earned all 2,000,000 of the escrowed shares. The remaining 5,000,000 shares of common stock of Igene were retired effective February 5, 2003. Gain on disposal during the year ended 2003 was $237,637. This gain was a one-time occurrence as a result of the disposition of the assets and liabilities associated with ProBio.

     The amount of consideration paid for ProBio was determined through arms-length negotiations between Igene management, on behalf of Igene, and Mr. Ulve, on behalf of Fermtech. Factors considered in determining the amount paid for the ProBio shares involved analysis of ProBio's cash flow, cash position, revenue and revenue prospects.

     The equipment and other physical property owned by Probio that was disposed of includes inventory, personal computers, a web site and trademark, other office equipment and furniture, and accounts receivable and accounts payable related to nutraceutical transactions.

Net loss and basic and diluted net loss per common share

     As a result of the foregoing result of operations, Igene reported net losses of $1,309,965 and $2,170,893 for 2004 and 2003, respectively, a decreased loss of $860,928 or 39%, a loss of $.01 and $.02 per basic and diluted common share in 2004 and 2003, respectively. The weighted average number of shares of common stock outstanding was 96,609,848 and 88,474,552 for 2004 and 2003, respectively, an increase of 8,135,296 shares. The increase in outstanding shares resulted from primarily the weighted average adjustment of the issuance of 2,950,000 shares in conversion of debentures issued in the purchase of ProBio, the issuance of 250,000 shares of common stock issued for legal service in the settlement of the ADM matter, the issuance of 3,640,792 shares to Igene's manufacturer under the manufacturing agreement with Fermic, 750,000 shares in issuance for exercise of employee stock incentive plan, 389,192 in conversion of redeemable preferred stock, 1,000,000 shares reissued to Fermtech as part of the disposition of ProBio.

Financial Position

     During 2004 and 2003, the following also affected Igene's financial position:

     o In April of 2004 the holder of Series B preferred stock, converted the 187,500 shares of preferred stock at a rate of two for one into 375,000 shares of common stock at a value of $4.00 per share. The preferred shares were retired and the common shares issued. This relieved Igene of debt recorded at $1,650,000 as of December 31, 2003.

     o   During  2004,  decreases  in  accounts  receivable   and
         prepaid assets of $161,474, and increases in accounts payable of $654,769 were sources of cash.

     o Igene sold to third parties or sold to the Joint Venture its entire inventory during 2003. The result was an increase to cash in 2003 of $374,709.

     o   During  2004,  $190,255  used  in  advances to the Joint
         Venture,as compared with $495,183 used in  2003.

     o   Increase  in  cash  flow  for  2003  has allowed for the
         reduction  in  accounts payable of $409,784, in addition
         to  which  $250,000  was  used  for  the  repayment   of
         borrowings.

     o During 2004, holders of Series A preferred stock converted 7,096 shares of preferred stock into 14,192 share of common stock, reducing the liquidation value of redeemable preferred stock by $127,160. During 2003, 550 shares of preferred stock were converted into 1,100 shares of common stock, reducing the liquidation value of redeemable preferred stock by $9,416.

     o During 2004, $295,000 of the $1,000,000 of Convertible Debentures issued as part of the 2001 ProBio purchase, were converted to common stock. These shares were converted at $.10 per share for a total of 2,950,000 shares. These shares were issued and the notes cancelled. This relieved the Company of $295,000 of long-term debt.

     o During the year ended December 31, 2003 3,750,000 warrants, were exercised using $200,892 of 8% notes payable in a cashless exercise. 3,750,000 new shares of common stock were issued pursuant to these exercises of warrants and $200,892 of 8% notes were cancelled.

     Since December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of December 31, 2004, total dividends in arrears on Igene's preferred stock equal $192,494 (or $10.40 per share) and are included in the carrying value of the redeemable preferred stock.

Liquidity and Capital Resources

    Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of December 31, 2004, Igene had a negative working capital of $500,572, and cash and cash equivalents of $204,248.

    Cash  provided by operating activities in 2004  was  $303,301 as compared to $321,567 in 2003.

    Cash used by investing activities in 2004 was 190,255 as compared to $505,406 used by investing activities in 2003.

    During  2004,  cash  provided  by  financing  activities  was
$28,127.   During  2003  cash used by  financing  activities  was
$250,797. It was comprised primarily of a $250,000 repayment of notes received from directors during 2002.

    Over the next twelve months, Igene believes it will need additional working capital. This funding is expected to be received from sales of AstaXin(R), resulting in income from the Joint Venture. However, there can be no assurance that projected profits, if any, from sales, or additional funding from the Joint Venture will be sufficient for Igene to fund its continued operations.

    Approximately $5,800,000 in long-term debt was scheduled to become payable in March 2003, and has been extended to March 2006. We do not have the ability to repay such debt at this time and management feels any attempts to satisfy the debt at this time would have adverse effects on the Company. Management had negotiated with the holders of the debt to extend the debt's maturity to a time the Company felt it would be better able to satisfy its obligation. With seven months remaining until the extended maturity date, management is reviewing again extending this maturity date.

    Igene does not believe that inflation had a significant impact on its operations during 2004 and 2003.

Critical Accounting Policies

      The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The following are critical accounting policies important to our financial condition and results of operations presented in the financial statements and require management to make judgments and estimates that are inherently uncertain:

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

     The Joint Venture has entered into a lease of real property with an affiliate of Tate & Lyle in Selby, England upon which a new manufacturing facility is being constructed and operated by the Joint Venture. The Joint Venture is accounted for under the equity method of accounting as the Company has a 50% ownership interest.

     The Company can not recognize the loss of the Joint Venture beyond the investment in the Venture. This excess loss, and all future losses incurred as a result of the Joint Venture, that are in excess of the Company's investment and advances, will be suspended until the point that the profits of the Joint Venture, if any, exceed the incurred losses.


ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated financial statements appear after Part III of this Report and are incorporated herein by reference.


ITEM 8. CHANGES   IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  AND
        FINANCIAL DISCLOSURE

     As of February 15, 2005, the Company dismissed its registered public accountant, Stegman & Company ("Stegman"), due to the Registrant's increased international audit requirements brought about by the Company's 50% participation in a joint venture with Tate & Lyle PLC (Tate & Lyle), which joint venture produces AstaXin(R) for the aquaculture industry at Tate & Lyle's Selby, England facility. The decision to dismiss Stegman was recommended by the Board of Directors of the Registrant during a meeting held on February 8, 2005. The audit reports issued by Stegman on the consolidated financial statements of the Registrant as of and for the years ended December 31, 2003, December 31, 2002 and prior, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified, as to uncertainty, audit scope or accounting principles, except as follows:

          Stegman's reports contain explanatory paragraphs. The paragraph states that the Company has suffered recurring losses from operations since inception and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

     There have been no material disagreements between the Registrant and Stegman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Stegman, would have caused Stegman to make reference to the subject matter thereof in its report on the Registrant's consolidated financial statements for such periods.

     A letter from Stegman addressed to the Securities & Exchange
Commission   ("SEC")  stating  that  Stegman  agrees   with   the
statements contained herein has been filed as an exhibit to this Form 10-KSB.

    The Registrant has appointed Berenson LLP ("Berenson") as its new registered public accountants effective as of February 14, 2005. The selection of Berenson was approved by the Audit Committee of the Board of Directors of the Registrant on February 8, 2005.


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

     The Company has restated its previously issued financial results for the second, third and fourth quarters of 2003, as well as the first three quarters of 2004. This restatement was primarily the result of the Company's investment in the Joint Venture which should have been recorded at an amount equal to the historical book value of the Company's consideration contributed at the creation of the Joint Venture (not its fair value). As a result, the investment in the Joint Venture should have been initially recorded with a value of $316,860, rather than the $12,300,000 initially recorded in the Financial Statements.

     Additionally, the Company can not recognize the loss of the Joint Venture beyond its investment in the Venture. As of the fourth quarter of 2003, the Company had an initial investment of and amounts due from the Joint Venture of $818,052. Igene's share of the loss through December 31, 2003 equaled $914,494, exceeding the total investment by $96,442. This excess loss, and all future losses incurred as a result of the Joint Venture, that are in excess of the Company's investment and advances, will be suspended until the point that the profits of the Joint Venture, if any, exceed the incurred losses.

     The restatement also included the classification of the Company's preferred stock as liabilities in accordance with Statement of Financial Accounting Standards No. 150 "Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FASB 150"), which become effective in the third quarter of 2003. Amounts previously treated as dividends have been classified as interest expense.

                            PART III


ITEM 9. DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS,   CONTROL
        PERSONS, AND KEY EMPLOYEES


    Igene's directors are elected annually by the stockholders of
Igene.   The  directors, executive officers and key employees  of
Igene as of December 31, 2004 are as follows:

Name                          Age    Position with Igene
__________________________   _____   ____________________________
Michael G. Kimelman            66    Chairman of the Board of
                                     Directors, member of audit
                                     committee

Thomas L. Kempner              77    Vice Chairman of the Board
                                     of Directors, member of
                                     finance committee

Stephen F. Hiu                 48    Director, President, Chief
                                     Technical Officer, and
                                     Director of Research and
                                     Development

Patrick F. Monahan             54    Director, Vice-President,
                                     Secretary, and Director of
                                     Manufacturing

Sidney R. Knafel               74    Director, member of finance
                                     committee

Edward J. Weisberger           40    Chief Financial Officer

Per A. Benjaminsen             36    Director of Sales and
                                     Marketing

Each of our directors was elected for a one-year term at our most recent annual meeting, held in June of 2004. Our officers serve at the pleasure of the Board of Directors and until their respective successors are elected and qualified.

MICHAEL  G.  KIMELMAN  has served as a Director  of  Igene  since
February 1991 and as Chairman of the Board of Directors since March 1991. He is a founder and member of Kimelman & Baird, LLC, as well as Chairman of the Board of Directors of Astaxanthin Partners Ltd. He also serves on the Board and the Executive Committee of the Hambletonian Society.

THOMAS L. KEMPNER is Vice Chairman of the Board of Directors and has been a Director of Igene since its inception in October 1981. He is and has been Chairman and Chief Executive Officer of Loeb Partners Corporation, investment bankers, New York, and its predecessors since February 1978. He is currently a Director of CCC Information Services Group, Inc., Dyax Corporation, Fuel Cell Energy, Inc., Insight Communications Co., Inc., and Intermagnetics General Corp and Intersections, Inc. He is a Director Emeritus of Northwest Airlines, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Igene believes that during 2004 and through March of 2005 all of its officers and directors of more than 10% of its common stock, have filed all past due reports and come into compliance with Section 16(a) reporting requirements with respect to acquisitions and dispositions of Igene's securities. In making this disclosure, Igene has relied solely on written representations of its directors, officers and more than 10% holders and on copies furnished to Igene of reports that have been filed with the Securities and Exchange Commission.

ITEM 10.    EXECUTIVE COMPENSATION

      The following tables show the compensation paid or accrued by Igene to each of the four most highly compensated officers. During 2004, no Directors were compensated for their Board or Committee activities. Other than the 1986, 1997 and 2001 Stock Incentive Plan and the Simple Retirement Plan described below, Igene has no profit sharing or incentive compensation plans.

                          SUMMARY COMPENSATION TABLE

                                            Salary                      Salary
                                         Compensation                Compensation
Name and Principal Position    Year           ($)          Year           ($)
___________________________    ____      ____________      ____      ____________
Stephen Hiu ...............    2004        $140,200        2003        $113,400
President

Patrick Monahan ...........    2004        $112,055        2003        $103,506
Director

Per Bejaminsen ............    2004        $125,000        2003        $100,000
Chief Marketing Officer

Edward Weisberger .........    2004        $109,605        2003        $103,906
Chief Financial Officer

Retirement Plans

     Effective February 1, 1997 Igene adopted a Simple Retirement Plan under Internal Revenue Code Section 408(p). The plan was a defined contribution plan, which covered all of Igene's U.S. employees who receive at least $5,000 of compensation for the preceding year. The plan permits elective employee contributions. Effective January 1, 2003, Igene made an elective contribution of 3% of each eligible employee's compensation for each year. Igene's contributions to the plan for 2003 were $17,631.

     Effective February 1, 2004 Igene discontinued use of the Simple Retirement Plan and began use of a 401K plan. All employees that have been employed for three months are eligible for the plan. The plan permits elective contributions based under the Internal Revenue code. Effective January 1, 2004,
Igene made an elective contribution of 4% of each eligible employee's compensation for each year. Igene's contributions to the plan for 2004 were $19,221, which is expensed in the 2004 statement of operations.

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

    Options to acquire 47,973,250 shares of common stock have been granted under the three Stock Option Plans and 46,927,750 options are still outstanding under the Plans as of December 31, 2004. 11,989,500 were granted during 2004 and no options were granted during 2003.

Compensation of Directors

    During  2003  Michael  G.  Kimelman  was  granted  11,000,000 warrants as compensation for his services as Igene's Chairman of the Board of Directors.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The following table sets forth information as of August 25, 2005 with respect to beneficial ownership of shares of Igene's outstanding common stock and preferred stock by (i) each person known to Igene to own or beneficially own more than five percent of its common stock or preferred stock, (ii) each Director, and
(iii) each officer named in the Summary Compensation Table provided in Part II Item 10 above, and (iv) all Directors and executive officers as a group.

                                       Common Stock                 Preferred Stock
                              ____________________________     ________________________
                                Number of                      Number of
 Name and Address               Shares          Percent *      Shares         Percent
______________________        ______________    __________     __________    __________
Directors and officers
______________________

Joseph C. Abeles              16,273,483<F1>      14.04           7,375         39.84
  220 E. 42nd Street
  New York, NY  10017

Stephen F. Hiu                15,948,633<F2>      13.69             ---           ---
  9110 Red Branch Road
  Columbia, MD  21045

Thomas L. Kempner            143,139,072<F3>      63.12             ---           ---
  61 Broadway
  New York, NY  10006

Michael G. Kimelman           33,590,138<F4>      25.06             ---           ---
  100 Park Avenue
  New York, NY  10017

Sidney R. Knafel             141,326,146<F5>      62.85             ---           ---
  810 Seventh Avenue
  New York, NY  10019

Patrick F. Monahan             8,947,533<F6>       8.16             ---           ---
  9110 Red Branch Road
  Columbia, MD  21045

Per A. Benjaminsen            11,000,000<F7>       9.84             ---           ---
  9110 Red Branch Road
  Columbia, MD 21045

Edward J. Weisberger           3,070,000<F8>       2.93             ---           ---
  9110 Red Branch Road
  Columbia, MD 21045

All Directors and Officers   371,148,442<F9>      86.25           7,375         39.84
  as a Group (8 persons)

Others
______

Fraydun Manocherian            7,905,135<F10>      7.73             ---           ---
  3 New York Plaza
  New York, NY  10004

Fermic                        14,730,014          14.48             ---           ---

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

<F2>  Includes  the following: 1,148,633 shares held directly  or indirectly by Mr. Hiu and 14,800,000 shares issuable pursuant to options held by Dr. Hiu that are currently exercisable.

<F3>  Includes  386,972 shares and 536,920 shares  issuable  upon exercise of warrants held by Mr. Kempner that are currently exercisable. Also includes 8,661,245 shares held directly by Mr. Kempner, 18,761,668 shares issuable upon conversion of notes issued by Igene and held by Mr. Kempner, and 41,582,728 shares issuable upon exercise of warrants held by a trust under which Mr. Kempner is one of two trustees and the sole beneficiary, which are currently exercisable. Also includes 8,621,247 shares held directly by Mr. Kempner, 18,761,669 shares issuable upon the conversion of notes issued by Igene and held by Mr. Kempner and 41,561,125 shares issuable upon exercise of warrants held a trust under which Mr. Kempner is one of two trustees and one of his brothers is the sole beneficiary, which are currently exercisable. Also includes 1,530,222 shares issuable upon the conversion of $79,200 of notes issued by Igene and held by Mr. Kempner and 2,079,411 shares issuable upon exercise of warrants held by trusts under which Mr. Kempner is one of two trustees and is a one-third beneficiary that are currently exercisable. Also includes 243, 360 shares and 131,414 shares issuable upon exercise of warrants held by trusts under which Mr. Kempner is executer and is a one-third beneficiary that are currently exercisable. Also includes 182,526 shares and 98,565 warrants held by Mr. Kempner's wife.

<F4>  Includes  1,264,360  shares  held directly or indirectly by
  Mr. Kimelman, 14,000,000 shares issuable upon exercise of options currently exercisable, 1,072,756 shares issuable upon the conversion of $63,070 of notes issued by Igene and held by Mr. Kimelman, and 17,253,022 shares issuable upon exercise of warrants held directly or indirectly by Mr. Kimelman.

<F5>  Includes 18,190,551 shares, 38,168,101 shares issuable upon the conversion of notes issued by Igene and held by Mr. Knafel and 84,967,495 shares issuable upon the exercise of warrants owned or beneficially owned by Mr. Knafel that are currently exercisable.

<F6>  Includes  1,047,533  shares  held directly or indirectly by
  Mr. Monahan and 7,900,000 shares issuable upon the exercise of options held by Mr. Monahan that are currently exercisable.

<F7>  Includes  1,000,000 shares of common stock  and  10,000,000
  shares   issuable   upon   exercise  of  options  held  by  Mr.
  Benjaminsen that are currently exercisable.

<F8>  Includes 70,000 shares held directly by Mr. Weisberger  and
  3,000,000 shares issuable upon exercise of options that are currently exercisable.

<F9>  Includes  42,576,099 shares of common stock, 14,750  shares issuable upon the conversion of 7,375 shares of preferred stock; 49,667,250 shares issuable upon exercise of options that are currently exercisable, 82,680,765 shares issuable upon the conversion of notes issued by Igene and 196,209,578 shares issuable upon the exercise of warrants that are currently exercisable.

<F10> Includes 7,375,935 shares of common stock owned directly or indirectly by Mr. Manocherian and 529,200 shares issuable upon the exercise of warrants owned directly or indirectly by Mr.
  Manocherian that are currently exercisable.

                       Equity Compensation Plan Information as of December 31, 2004
                                                                                        Number of securities
                                                                                        remaining available for
                                                                                        future issuance under
                              Number of securities to      Weighted-average             equity compensation
                              be issued upon exercise      exercise price of            plans (excluding
                              of outstanding options,      outstanding options,         securities reflected in
  Plan category               warrants and rights          warrants and rights          column)
  ________________________    ________________________     ________________________     ________________________
  Equity compensation              46.9 million<F1>              $0.06.1 <F2>               27.026 million <F3>
  plans approved by
  security holders

  Equity compensation              $0                            $0                          5.269 million <F4>
  plans not approved
  by security holders

  Total                            46.9 million                  $0.061                     32.295 million




<F1>  Total shares issued under employee stock option plan.
<F2>  Exercise  price of outstanding options under compensation plans.
<F3>  All shares remaining issuable under employee option plan.
<F4>  All shares remaining earnable under the Fermic manufacturing agreement.

Fermic, Igene's manufacturing agent, earns shares of common stock as part of the manufacturing agreement. Fermic earns 2,250 shares of common stock for each kilogram of pure astaxanthin produced and delivered as part of the agreement. The average price is based on the market value of the shares at the time the product was produced. Fermic can earn up to 20,000,000 shares in total under the contract. 3,640,792 shares were earned at an average price of $.11 per share for 2004, and 2,785,957 shares were earned at an average price of $.05 per share for 2003.

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

      Igene sold ProBio to Fermtech AS in exchange for aggregate consideration valued at approximately $343,000, a portion of the consideration received by Igene consisted of 7,000,000 shares of common stock of Igene that Fermtech owned as a result of Igene's purchase of ProBio in January 2001, (of these shares, 2,000,000 shares have been re-earned by Fermtech as described below), valued for the purposes of the acquisition at $.03 per share, plus forgiveness of approximately $168,000 of debt that Igene owed to ProBio at the time of purchase in 2001. By Mr. Benjaminsen remaining employed by Igene through February 2005, all 2,000,000 of the escrowed shares of common stock were delivered to Fermtech. The remaining shares of Igene common stock were retired on February 5, 2003.

ITEM 13.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS
           ON FORM 8-K

(a)(1) The following financial statements relating to 2004 and 2003 are filed as a part of this Report:

         Reports  of  Independent  Registered  Public  Accounting
         Firm.

         Consolidated Balance Sheet as of December 31, 2004.

         Consolidated Statements of Operations for the years ended December 31, 2004 and 2003.

         Consolidated Statements of Stockholders' Deficiency for the years ended December 31, 2004 and 2003.

         Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003.

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

   23.a. Consent of Berenson LLP

   23.b. Consent of Stegman & Company

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

                  REGISTERED PUBLIC ACCOUNTANTS

     The accounting firm of Berenson LLP, Certified Public Accountants, has been engaged to audit the books and accounts of the Company for the next fiscal year. Berenson LLP serviced as the Company's registered public auditor in 2004. Berenson LLP has advised the Company that neither the accounting firm nor any of its members of associates has any direct financial interest in or any connection with the Company other than as independent public auditors.

                     AUDIT FEES AND SERVICES

     The following table shows the fees paid by the Company for the audit and other services provided by Stegman & Company for fiscal years 2004 and 2003:


                                   FY 2004            FY 2003
                                ____________       ____________
          Audit Fees            $ 30,924.00        $ 25,750.00
          Tax Fees                 3,000.00           2,500.00
          All Other Fees               0.00               0.00
                                ____________       ____________

          TOTAL                 $ 33,924.00        $ 28,250.00

      Audit services of Stegman & Company for fiscal years 2004 and 2003 consisted of the examination of the consolidated financial statements of the Company and quarterly reviews of financial statements. "Tax Fees" in fiscal years 2004 and 2003 include charges primarily related to tax return preparation and tax consulting services. In 2003, the SEC adopted a rule pursuant to the Federal Sarbanes-Oxley Act of 2002 that, except with respect to certain de minimis services discussed below, requires Audit Committee pre-approval of audit and non-audit services provided by the Company's independent auditors. All of the 2004 services described above were pre-approved by the Audit Committee pursuant to this SEC rule to the extent that rule was applicable during fiscal year 2004.

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

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Audit Committee and Stockholders
IGENE Biotechnology, Inc.

We have audited the accompanying consolidated balance sheet of IGENE Biotechnology, Inc. and subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IGENE Biotechnology, Inc. and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company's recurring losses, production limitations and limited capitalization raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                     /s/ BERENSON LLP
                                     ___________________________
                                         BERENSON LLP
New York, New York
March 25, 2005

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Audit Committee and Stockholders
IGENE Biotechnology, Inc.

      We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of IGENE Biotechnology, Inc. and Subsidiary (the "Company") for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company's recurring losses, production limitations and limited capitalization raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 13. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.


                                      /s/ STEGMAN & COMPANY
                                      ______________________
                                          STEGMAN & COMPANY


Baltimore, Maryland
August 18, 2005

                            IGENE Biotechnology, Inc. and Subsidiary
                                   Consolidated Balance Sheet
                                       December 31, 2004

ASSETS
_______

CURRENT ASSETS
  Cash and cash equivalents                                             $    204,248
  Accounts receivable                                                         79,638
  Prepaid expenses and other current assets                                   10,764
                                                                        _____________
     TOTAL CURRENT ASSETS                                                    294,650

  Property and equipment, net                                                124,904
  Loan receivable from manufacturing agent                                    70,982
  Investment in and advances to unconsolidated joint venture                     ---
  Other assets                                                                 5,125
                                                                        _____________
      TOTAL ASSETS                                                      $    495,661
                                                                        =============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
________________________________________

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                 $     78,472
  Convertible debenture                                                      705,000
  Accrued interest                                                            11,750
                                                                        _____________
     TOTAL CURRENT LIABILITIES                                               795,222

LONG-TERM DEBT
  Notes payable                                                            5,842,267
  Convertible Debentures                                                   3,814,212
  Accrued interest                                                         4,148,681

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative, convertible, voting, series A, $.01 par value per share.
  Stated value $18.40 per share.   Authorized 1,312,500 shares;
  issued and outstanding 18,509 shares. Redemption amount
  $340,566.                                                                  340,566
                                                                        _____________
     TOTAL LIABILITIES                                                    14,940,948
                                                                        _____________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock -- $.01 par value per share.  Authorized
    750,000,000 shares; issued and outstanding 101,732,453 shares          1,017,325
  Additional paid-in capital                                              25,138,748
  Accumulated Deficit                                                    (40,601,360)
                                                                        _____________
     TOTAL STOCKHOLDERS' DEFICIENCY                                      (14,445,287)
                                                                        _____________
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $    495,661
                                                                        =============

The accompanying notes are an integral part of the consolidated financial statements.

                           IGENE Biotechnology, Inc. and Subsidiary
                            Consolidated Statements of Operations

                                                                  Years ended December 31,
                                                                    2004           2003
                                                               _____________   _____________
REVENUE
_______

  Sales                                                        $        ---    $    463,486
  Cost of sales                                                         ---         446,144
                                                               _____________   _____________

  GROSS PROFIT                                                          ---          17,342
                                                               _____________   _____________

EQUITY IN LOSS OF JOINT VENTURE                                    (190,255)       (818,052)
                                                               _____________   _____________
OPERATING EXPENSES
__________________

   Marketing and selling                                            326,689         328,393
   Research, development and pilot plant                            847,544         745,364
   General and administrative                                       688,125         687,427
   Litigation expenses                                               40,580         133,464
   Less expenses reimbursed by Joint Venture                     (1,612,845)     (1,252,565)
                                                               _____________   _____________

   TOTAL OPERATING EXPENSES                                         290,093         642,083
                                                               _____________   _____________

   OPERATING LOSS                                                  (480,348)     (1,442,793)

INTEREST EXPENSE                                                   (829,617)       (965,737)
                                                               _____________   _____________

   NET LOSS FROM CONTINUING OPERATIONS                           (1,309,965)     (2,408,530)
                                                               _____________   _____________

   Gain on disposal of discontinued operations                          ---         237,637
                                                               _____________   _____________

   NET LOSS                                                    $ (1,309,965)   $ (2,170,893)
                                                               =============   =============

   BASIC AND DILUTED NET LOSS PER COMMON SHARE                 $      (0.01)   $      (0.02)
   FROM CONTINUING OPERATIONS

   BASIC AND DILUTED NET INCOME PER COMMON SHARE                       0.00            0.00
   FROM DISCONTINUED OPERATIONS                                _____________   _____________

   BASIC AND DILUTED NET LOSS PER COMMON SHARE                 $      (0.01)   $      (0.02)
                                                               =============   =============


The accompanying notes are an integral part of the consolidated financial statements.

                                       IGENE Biotechnology, Inc. and Subsidiary
                                  Consolidated Statements of Stockholders' Deficiency
                                    For The years ended December 31, 2004 and 2003

                                                                            Additional                     Total
                                                     Common Stock            Paid-in      Accumulated   Stockholders'
                                               # Shares       Amount         Capital        Deficit      Deficiency
                                            _____________  _____________  _____________  _____________  _____________
BALANCE AT JANUARY 1, 2003                    92,943,746   $    929,437   $ 22,387,604   $(37,120,502)  $(13,803,461)

Retirement of common stock
  related to sale of ProBio                   (7,000,000)       (70,000)      (140,000)           ---       (210,000)

Cumulative undeclared dividends
  on redeemable preferred stock                      ---            ---        (98,193)           ---        (98,193)

Conversion of redeemable
  preferred stock into common stock                1,100             11          9,405            ---          9,416

Exercise of warrants                           3,750,000         37,500        243,750            ---        281,250

Shares issued to S. Hiu and P. Monahan
  in lieu of compensation                        166,666          1,667          8,333            ---         10,000

Shares issued for employee stock
  incentive program                              100,000          1,000          1,500            ---          2,500

Shares issued for manufacturing
  agreement                                    2,785,957         27,860        144,154            ---        172,014

Net loss for 2003                                    ---            ---            ---     (2,170,893)    (2,170,893)
                                            _____________  _____________  _____________  _____________  _____________

BALANCE AT DECEMBER 31, 2003                  92,747,469        927,475     22,556,553    (39,291,395)   (15,807,367)

Conversion of redeemable
  preferred stock into common stock              389,192          3,892      1,803,268            ---      1,807,160

Shares issued to attorney in settlement
  of ADM matter                                  250,000          2,500         25,000            ---         27,500

Conversion of 8% Notes                             5,000             50            325            ---            375

Re-issuance or shares held in escrow
  related to sale of ProBio                    1,000,000         10,000        100,000            ---        110,000

Conversion of debentures issued
  as part of ProBio purchase                   2,950,000         29,500        265,500            ---        295,000

Shares issued for employee stock
  incentive program                              750,000          7,500         22,250            ---         29,750

Shares issued for manufacturing
  agreement                                    3,640,792         36,408        365,852            ---        402,260

Net loss for 2004                                    ---            ---            ---     (1,309,965)    (1,309,965)
                                            _____________  _____________  _____________  _____________  _____________

BALANCE AT DECEMBER 31, 2004                 101,732,453   $  1,017,325   $ 25,138,748   $(40,601,360)  $(14,445,287)
                                            =============  =============  =============  =============  =============

The accompanying notes are an integral part of the consolidated financial statements.

                                    IGENE Biotechnology, Inc. and Subsidiary
                                     Consolidated Statements of Cash Flows

                                                                                  Years ended December 31,
                                                                                     2004           2003
                                                                                _____________  _____________
CASH FLOWS FROM OPERATING ACTIVITIES
____________________________________

     Net loss                                                                   $ (1,309,965)  $ (2,170,893)
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
        Depreciation                                                                  24,027         29,057
        Amortization of deferred costs                                                   ---         54,729
        Gain on disposal of discontinued operations                                      ---       (237,637)
        Compensation paid in shares of common stock                                      ---         10,000
        Issuance of shares to Fermtech per ProBio agreement                          110,000            ---
        Issuance of common stock for legal service                                    27,500            ---
        Manufacturing cost paid in shares of common stock                            402,260        172,014
        Increase in preferred stock for cumulative dividend
          classified as interest                                                      42,981         68,194
        Equity in loss of unconsolidated joint venture                               190,255        818,052
        Decrease (increase) in:
             Accounts receivable                                                      76,820        359,059
             Inventory                                                                   ---        374,709
             Prepaid expenses and other assets                                        84,654      1,254,067
        Increase (decrease) in:
             Accounts payable and other accrued expenses                             654,769       (409,784)
                                                                                _____________  _____________

             NET CASH PROVIDED BY OPERATING ACTIVITIES                               303,301        321,567
                                                                                _____________  _____________

CASH FLOWS FROM INVESTING ACTIVITIES
____________________________________

     Cash transferred to Joint Venture                                                   ---         (4,223)
     Advances to Joint Venture                                                      (190,255)      (495,183)
     Investment in Joint Venture Capital Stock                                           ---         (6,000)
                                                                                _____________  _____________

             NET CASH USED IN INVESTING ACTIVITIES                                  (190,255)      (505,406)
                                                                                _____________  _____________

CASH FLOWS FROM FINANCING ACTIVITIES
____________________________________

     Repayment of equipment lease payable                                             (1,498)        (3,297)
     Proceeds from exercise of employee stock options                                 29,750          2,500
     Repayment of borrowing                                                             (125)      (250,000)
                                                                                _____________  _____________

             NET CASH PROVIDED(USED)BY FINANCING ACTIVITIES                           28,127       (250,797)
                                                                                _____________  _____________

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 141,173       (434,636)

CASH AND CASH EQUIVALENTS - BEGINNING OF THE YEAR                                     63,075        497,711

CASH AND CASH EQUIVALENTS - END OF THE YEAR                                     $    204,248   $     63,075
                                                                                =============  =============

SUPPLEMENTARY DISCLOSURE AND CASH FLOW INFORMATION
__________________________________________________

     Cash paid during the year for interest                                     $     24,480   $     61,171
     Cash paid during the year for income taxes                                          ---            ---

The accompanying notes are an integral part of the consolidated financial statements.

             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
          For the years ended December 31, 2004 and 2003

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

    In an effort to develop a dependable source of production, on March 18, 2003, Tate and Lyle and Igene announced a 50:50 joint venture to produce AstaXin(R) for the aquaculture industry. Production will utilize Tate & Lyle's fermentation capability together with the unique technology developed by Igene. Part of Tate & Lyle's existing Selby, England, citric acid facility will be modified to include the production of 1,500 tons per annum of this product. Tate & Lyle's investment of $25 million includes certain of its facility assets currently used in citric acid production.

    Principles of Consolidation
    ___________________________

    In December 2001 Igene purchased its sales agent ProBio Nutraceuticals, AS, a Norwegian corporation ("ProBio"). During 2003, Igene executed a formal agreement to dispose of ProBio. For the 2002 consolidated financial statements, the earnings and losses had been treated as loss from discontinued operations. The accounts of our other wholly-owned subsidiary, Igene Chile are included in the consolidation of these financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Cash and cash equivalents
    _________________________

    Igene considers cash equivalents to be short-term, highly liquid investments that have original maturities of less than 90 days. These include interest bearing money market accounts.

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

             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
          For the years ended December 31, 2004 and 2003


    Investment in and advances to unconsolidated joint venture
    __________________________________________________________

    The investment in the Joint Venture is accounted for under the equity method whereby the Company's 50% ownership percentage in the Joint Venture is reflected as an asset in the consolidated balance sheet and the changes in the Joint Venture's equity as a result of its operations is reflected in the Company's consolidated statement of operations. The Company evaluates its investment in the Joint Venture for impairment, as it does for all long term assets. The Company can not recognize the loss of the Joint Venture beyond its investment in the Venture. This excess loss, and all future losses incurred as a result of the Joint Venture, that are in excess of the Company's investment and advances, are suspended until the point that the profits of the Joint Venture, if any, exceed the incurred losses. The accounting policies followed by the Joint Venture are in conformity with accounting principles generally accepted in the United States of America.

    Research and development costs
    ______________________________

    For  financial reporting purposes, research, development  and
    pilot  plant  scale-up  costs  are  charged  to  expense   as
    incurred.

    Property and Equipment
    ______________________

    Property and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method. Premises and equipment are depreciated over the useful lives of the assets, which generally range from three to ten years for furniture, fixtures and equipment, three to five years for computer software and hardware. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The cost of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred.

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

             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
          For the years ended December 31, 2004 and 2003

    Accounting for stock based compensation
    _______________________________________

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", but applies Accounting Principals Board Opinion No. 25 and related interpretations in accounting for its stock option plans. No compensation expense related to the Company's stock option plans were recorded during the two years ended December 31, 2004.

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


                                                                 2004            2003
                                                            _____________   _____________
         Net loss, as reported                              $ (1,309,965)   $ (2,170,893)

         Pro forma stock-based employee compensation
           expense determined under fair value based method
           net of related tax effects                         (1,174,213)       (529,000)
         Pro forma net loss                                 $ (2,484,178)   $ (2,699,893)
         Net loss per Share:
           Basic - as reported                              $      (0.01)   $      (0.02)
           Basic - pro forma                                $      (0.03)   $      (0.03)

           Diluted - as reported                            $      (0.01)   $      (0.02)
           Diluted - pro forma                              $      (0.03)   $      (0.03)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the two years ended December 31:

                                                                 2004            2003
                                                            _____________   _____________
         Dividend yield                                              ---             ---
         Expected volatility                                      144.90%          51.79%
         Risk-free interest rate                                    4.63%           4.21%
         Expected lives in years                                      10              10
         Fair value of options granted                             $0.10           $0.04

    New accounting pronouncements
    _____________________________

    In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No.43, Chapter 4." SFAS amends Accounting Research Bulletin ("ARB") No.43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No.151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No.151 is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The Company is currently assessing the impact SFAS No.151 will have on the results of operations, financial position or cash flows.

             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
          For the years ended December 31, 2004 and 2003

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

(2) Non-cash investing and financing activities:
    ___________________________________________

    On March 18, 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate"). Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company contributed to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Company. In addition, unamortized production costs in the amount of $316,869 were contributed to the Joint Venture by Igene.

    On April 3, 2003, the Board of Directors, in lieu of additional compensation, authorized the payment of shares to Mr. Stephen Hiu and Mr. Patrick Monahan. Each of them was awarded 83,333 shares of Igene common stock. The aggregate 166,666 shares was issued and expensed based on market value at the time of award, $.060 per share, or $10,000 of combined compensation.

    During the course of 2004, $295,000 of the $1,000,000 of Convertible Debentures issued as part of the 2001 ProBio purchase, were converted to common stock. These shares were converted at $.10 per share for a total of 2,950,000 shares. These shares were issued and the notes cancelled. This relieved the Company of $295,000 of long-term debt.

             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
          For the years ended December 31, 2004 and 2003

    During the course of 2004 and 2003, Fermic, Igene's manufacturing agent, earned 3,640,792 and 2,785,957 shares, respectively, of common stock as part of the manufacturing agreement. Fermic earns 2,250 shares of common stock for each kilogram pure astaxanthin produced and delivered as part of the agreement. The average price is based on the market value of the shares at the time the product was produced. Fermic can earn up to 20,000,000 shares in total under the contract. The 3,640,792 shares were earned at an average price of $.11 per share for 2004, and 2,785,957 shares were earned at an average price of $.05 per share for 2003. Through December 31, 2004, 14,730,014 shares have been earned. Any future shares earned by Fermic will be issued on a quarterly basis.

    On February 4, 2003, Igene sold its subsidiary ProBio to Fermtech AS in exchange for aggregate consideration valued at approximately $343,000, consisting of 7,000,000 shares of Igene common stock that ProBio owned (2,000,000 shares were re-earned by Fermtech as described below), valued for the purposes of the acquisition at $.03 per share, plus forgiveness of approximately $168,000 of debt that Igene owed to ProBio at the time of purchase in 2001. Mr. Benjaminsen remained employed by Igene through February 2004, therefore 1,000,000 of the escrowed shares of common stock were delivered to Fermtech. As Mr. Benjaminsen remained employed by Igene through February 2005, the remaining 1,000,000 escrowed shares were being released from escrow and delivered to Fermtech in 2005.

    During 2003, the Company extended scheduled repayment on demand notes of $6,043,659 and related accrued interest of $2,865,810 until March 31, 2006.

    In April of 2004 the holder of preferred stock Series B, converted the 187,500 shares of preferred stock at a rate of two for one into 375,000 shares of common stock at a value of $4.00 per share. The preferred shares were retired and the common shares issued.

    During 2004 and 2003, 7,096 and 550 shares respectively of redeemable preferred stock were exercised and retired in exchange for 14,192 and 1,100 new shares respectively of common stock which were issued pursuant to the conversion.

    During 2003, 3,750,000 warrants were exercised using $200,892 of 8% notes payable and $80,358 of accrued interest in a cashless exercise. 3,750,000 new shares of common stock were issued pursuant to these exercises of options and $200,892 of 8% notes were cancelled.

    During 2004 and 2003, Igene recorded dividends in arrears on 8% redeemable preferred stock at $.64 per share aggregating $12,981 and $16,387 respectively, on Series A preferred stock which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock. (see also note 9)

(3) Concentration of Credit Risk
    ____________________________

    The Joint Venture is potentially subject to the effects of a concentration of credit risk in accounts receivable. Accounts receivable is substantially composed of receivables from customers in Chile, which is an important market for Igene's product, AstaXin(R). Chile has from time to time experienced political unrest and currency instability. Because of the volume of business transacted by the Joint
    Venture in Chile, recurrence of such unrest or instability could adversely affect the businesses of its customers in Chile or the Joint Venture's ability to collect its receivables from these customers. In order to minimize risk, the Joint Venture strictly evaluates the companies to which it extends credit and all prices are denominated in US dollars as to minimize currency fluctuation risk. Losses due to credit risks in accounts receivable are expected to be immaterial.

             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
          For the years ended December 31, 2004 and 2003

(4) Property and Equipment
    ______________________

    Property and equipment are stated at cost and are summarized as follows:

    Laboratory equipment and fixtures        $    181,043
    Pilot plant equipment and fixtures             91,503
    Idle equipment                                 56,150
    Office furniture and fixtures                  36,990
                                             _____________
                                                  365,685
    Less accumulated depreciation                (240,781)
                                             _____________
                                             $    124,904
                                             =============

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

(5) Investment in Joint Venture
    ___________________________

    On March 18 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate") Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company transferred to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Venture. The value of the Company's initial investment in the Joint Venture has been recorded at an amount equal to Igene's historical book value. As the cost of the Company's technology and intellectual property has been previously expensed and has a carrying amount of zero, the investment in the Joint Venture has been recorded with a book value of $316,869, which represents the unamortized production costs contributed to the Joint Venture. Added to this was a purchase of common stock in the new venture of $6,000.

    Production utilizes Tate's fermentation capability together with the unique technology developed by Igene. Part of Tate's existing Selby, England, citric acid facility will be modified to produce up to 1,500 tons per annum of this product. Tate's investment of approximately $25 million includes certain of its facility assets currently used in citric acid production. Sales and cost of sales activity are now recorded as part of the earnings of unconsolidated venture.

    As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now takes place in the unconsolidated Joint Venture. From inception on March 18, 2003 through December 31, 2004, Igene's portion of the Joint Venture's net loss was $4,887,500. The loss was a result of a 50% interest in the following: Gross profit from inception was a negative $4,356,000 on sales of $6,784,000, less manufacturing cost of $11,140,000. Selling and general and administrative expenses were $5,268,000 and interest expense was $151,000. The resulting loss was $9,775,000. Igene's 50% portion of the Joint Venture loss was $4,887,500.

    Because the Company accounts for its investment in the Joint Venture under the equity method of accounting, it would ordinarily recognize it's 50% equity interest in the loss of the Joint Venture. However, losses in the Joint Venture are recognized only to the extent of the Investment in and Advances to the Joint Venture. Losses in excess of this

             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
          For the years ended December 31, 2004 and 2003

    amount are suspended from recognition in the financial statement and carried forward to offset Igene's share of the Joint Venture's future income, if any.

    At  December 31, 2004, prior to the recognition of its  share of the Joint Venture loss, Igene's investment in the Joint Venture consisted of $322,869 and its net advances to the Joint Venture amounted to $685,438, for a total of $1,008,307. For the period March 18, 2003 through December 31, 2003, Igene recognized $818,052 of its share of a
    $914,494 loss in the Joint Venture. For the year ended December 31 2004, Igene recognized losses to the extent of the increase in the advance for that period of $190,255. The remainder is suspended and will be carried forward to offset Igene's share of earnings from the Joint Venture, if any. The balance in the Advances to and Investment in Joint Venture account on the Company's financial statements is zero at December 31, 2004.

    The following schedules display certain account balances of the joint venture as of December 31, 2004 and for the period since March 18, 2003 (inception).

                                                                       December 31,
                                                                              2004
                                                                  _________________
                                                                        (Unaudited)
     ASSETS
     CURRENT ASSETS
     Cash                                                         $      1,769,000
     Accounts Receivable                                                 1,602,000
     Inventory                                                           1,434,000
                                                                  _________________
                                                                         4,805,000
     OTHER ASSETS
     Fixed Assets                                                       20,765,000
     Intellectual property                                              24,614,000
                                                                 _________________
     TOTAL ASSETS                                                 $     50,184,000
                                                                  =================
     LIABILITIES AND EQUITY
     CURRENT LIABILITIES
     Accounts payable and accrued expenses                        $      5,883,000
     Working capital loan                                                5,347,360
                                                                  _________________
        TOTAL LIABILITIES                                               11,230,360
     Equity                                                             38,953,640
                                                                  _________________
        TOTAL LIABILITIES AND EQUITY                              $     50,184,000
                                                                  =================

                                                                        Period from
                                                              initial investment to
                                                                  December 31, 2004
                                                              _____________________
                                                                        (unaudited)
     Net Sales                                                $          6,784,000
     Less: manufacturing cost                                          (11,140,000)
                                                              _____________________
     Gross Profit (Loss)                                                (4,356,000)
     Less: selling, general and administrative                          (5,268,000)
                                                              _____________________
     Operating Loss                                                     (9,624,000)
     Interest Expense                                                     (151,000)
                                                              _____________________
     Net Loss                                                 $         (9,775,000)
                                                              =====================
     Igene's 50% equity interest in the net loss              $         (4,887,500)
     Igene's Investment in and Advances to the Joint Venture  $         (1,008,307)
                                                              _____________________
     Igene's suspended loss                                   $         (3,879,193)
                                                              =====================

             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
          For the years ended December 31, 2004 and 2003

                                                                                Period from
                                                          Year Ended         March 18, 2003 to
                                                       December 31, 2004     December 31, 2003
                                                       _________________     _________________
     Net Sales                                         $      5,650,000      $      1,134,000
     Less: manufacturing cost                                (9,989,000)           (1,151,000)
                                                       _________________     _________________
     Gross Profit (Loss)                                     (4,339,000)              (17,000)
     Less: selling, general and admin                        (3,440,000)           (1,828,000)
                                                       _________________     _________________
     Operating Loss                                          (7,779,000)           (1,845,000)
     Interest Expense                                          (167,000)               16,000
                                                       _________________     _________________
     Loss before tax                                   $     (7,946,000)     $     (1,829,000)

     50% equity interest Igene                         $     (3,973,000)     $       (914,494)
                                                       =================     =================
     Igene's additional Investment in
       and Advances to the Joint Venture               $       (190,255)     $       (818,052)
                                                       _________________     _________________
     Igene's incremental suspended loss                $     (3,782,745)     $        (96,442)
                                                       =================     =================

    As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now take place in the unconsolidated Joint Venture. For the years ended 2004 and 2003, Igene's portion of the Joint Venture loss was $3,973,000 and $914,494, respectively .

(6) Convertible Debentures
    ______________________

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

             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
          For the years ended December 31, 2004 and 2003

    18,750,000 shares of Igene's common stock at $.08 per  share.
    Interest is payable at maturity.

    In December 2001, Igene issued $1,000,000 of 6%, 3-year convertible, debentures in connection with the purchase of ProBio, now known as Igene Norway AS. These convertible debentures are convertible into the Company's stock at a price of $.10 per share, 10,000,000 shares in total. Accrued interest on this note is due every six months. Of these $295,000 have been converted to common stock.

    Convertible debentures are summarized as follows as of December 31, 2004:

                                                                           Accrued
                                                           Principal       Interest
                                                         _____________   _____________
    8%, 10-year, convertible debenture issued 7/17/02    $    300,000    $     58,719
    8%, 10-year, convertible debenture issued 2/22/02       1,000,000         224,877
    8%, 10-year, convertible debenture issued 3/1/01        1,014,212         310,863
    8%, 10-year, convertible debenture issued 3/27/01       1,500,000         414,180
    10%, 3-year, convertible debenture issued 11/30/01        705,000          11,750
                                                         _____________   _____________
                                                         $  4,519,212    $  1,020,389
    Less current maturities                                  (705,000)        (11,750)
                                                         _____________   _____________
                                                         $  3,814,212    $  1,008,639
                                                         =============   =============

(7) Notes Payable
    _____________

    This long term debt, approximately $5,800,000 which was scheduled to become payable in March 2003, has been extended and is now due March 2006. Management felt any attempts to satisfy the debt on it's original due date would have had materially adverse effects on the Company.

    As a part of the terms of the debt, the exercise prices of the warrants and any conversion features was discounted by 25% thus a $.10 warrant is now convertible at $.075 cents.

    Beginning November 16, 1995 and continuing through May 8, 1997, Igene issued promissory notes to certain directors for aggregate consideration of $1,082,500. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of Igene at prices ranging from $0.05 per share to $0.135 per share, based on the market price of common shares at the respective issue dates. The notes were convertible in total to 13,174,478 shares of common stock. As a result of the extension they are now convertible to 17,565,970 shares of common stock. Concurrently, with each of the $1,082,500 of promissory notes, the holders also received 13,174,478 warrants for an equivalent number of shares at the equivalent price per share. The warrants expire ten years from the issue of the notes. As a result of the extension of debt the warrant exercise prices were reduced by 25%. These notes were modified in conjunction with the 1998 rights offering to be due on March 31, 2003, and have been extended to March 31, 2006 as part of the extension. The notes bear interest at the prime rate.

    In conjunction with the rights offering in March 1998, Igene issued $5,000,000 of 8% Notes due March 31, 2003 and 50,000,000 warrants to purchase one share of common stock at an exercise price of $0.10 per share expiring March 31, 2008. As a result of the extension these notes are now due March 31, 2006 and the exercise price is now $.075 per share.

             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
          For the years ended December 31, 2004 and 2003


    Notes Payable are summarized as follows as of December 31, 2004:

                                                                          Accrued
                                                           Principal       Interest
                                                         _____________   _____________
    Long-term unsecured notes payable, bearing interest
       at prime, scheduled to mature
       March 31, 2003, extended to March 31,
       2006, convertible into common stock               $  1,082,500    $    567,421
    Long-term unsecured notes payable, bearing interest
       at 8%, scheduled to mature
       March 31, 2003, extended to March 31, 2006           4,759,767       2,572,621
                                                         _____________   _____________
                                                         $  5,842,267    $  3,140,042
                                                         =============   =============

    Combined aggregate amounts of maturities for all convertible debentures and notes payable are as follows:

                  Year                   Amount
                 ______               _____________
                  2005                $    705,000
                  2006                         ---
                  2007                   5,842,267
                  2008                         ---
                  2009                         ---
                  Thereafter          $  3,814,212

(8) Redeemable Preferred Stock
    __________________________

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

    The  preferred shares, Series B, were retired and the  common
    shares  issued.   This  relieved Igene of  debt  recorded  at
    $1,650,000 as of December 31, 2003.

    Mandatory  redemption  of preferred stock  Series  A  was  by
    agreement  due  by  Igene  in  October  2002.   As  Igene  is
    operating  at  a  negative cash flow and  negative  earnings,
    Maryland law does not allow for the redemption of these shares. As such they will remain outstanding and continue to accrue dividends until such time as Igene is able to undertake redemption, though there can be no assurance this will develop.

    In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of December 31, 2004, total dividends in arrears on Igene's preferred stock equal $192,494 (or $10.40 per share) on Igene's Series A and are included in the carrying value of the redeemable preferred stock.

             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
          For the years ended December 31, 2004 and 2003

(9) Stockholders' Equity
    ____________________

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

    The   following   is  a  summary  of  options   granted   and
    outstanding under the plans as of December 31, 2004 and 2003:

                                                2004                        2003
                                     _________________________   _________________________
                                                      Weighted                    Weighted
                                                       Average                     Average
                                                      Exercise                    Exercise
                                         Number          Price     Number            Price
                                     ____________  ___________   ____________  ___________
    Options outstanding
      and exercisable,
      beginning of year               35,488,250        $.047     35,588,250        $.047

    Options granted                   11,989,500        $.010            ---          ---

    Options exercised                   (550,000)       $.025       (100,000)       $.025

    Options forfeited,
      or withdrawn with
      consent of holders                     ---          ---            ---          ---

    Options expired                          ---          ---            ---          ---
                                     ____________  ___________   ____________  ___________
    Options outstanding
      and exercisable,
      end of year                     46,927,750        $.061     35,488,250        $.047
                                     ============  ===========   ============  ===========

                                Options Outstanding

                                                    Weighted Average
              Exercise Price       Shares        Remaining Life (Years)
              ______________    ____________     ______________________
              $.025              16,550,000                         7.6
              $.050               9,342,666                         4.9
              $.053                  97,719                         2.0
              $.060                 162,865                         2.0
              $.065                  45,000                         4.5
              $.080               5,500,000                         6.8
              $.100              11,989,000                         9.6
              $.100               3,240,000                         3.3
                                ____________

              $.061              46,927,750
                                ============

             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
          For the years ended December 31, 2004 and 2003

    In addition to the options listed above, the following additional unregistered options were issued outside of the 2001, 1997 and 1986 plans. Per Benjaminsen and Stein Ulve, were each granted 10,000,000 options, as part of their Igene employment agreement signed concurrently with the ProBio purchase. The options vest over a three year period. Mr. Ulve had vested in the first third of his options and with his resignation from Igene forfeited the balance. He had until January 21, 2004 to exercise the options that had vested, 200,000 were exercised and the shares issued, the balance was forfeited. Mr. Benjaminsen has vested in his options. These options expire October 9, 2011. All options were exercised or were exercisable at $0.08 per share.

    Warrants
    ________

    In  consideration for his work on the Board of Directors  Mr.
    Kimelman was awarded on May 13, 2003 11,000,000 warrants to purchase Igene common stock at $.06 per share. The warrants shall expire March 26, 2013.

    The following table summarizes warrants issued, outstanding and exercisable:

                                           As of December 31,
                                    ____________________________
                                         2004           2003
                                    _____________  _____________
    Issued                           205,261,073    205,266,073
    Outstanding                      205,261,073    205,266,073
    Exercisable                      205,261,073    205,266,073


    Common Stock
    ____________

    At December 31, 2004, 205,261,073 shares of authorized but unissued common stock were reserved for exercise of outstanding warrants, 46,927,750 shares of authorized but unissued common stock were reserved for exercise pursuant to the 1986, 1997 and 2001 Stock Option Plans, 10,000,000
    shares were reserved for exercise of options held by Mr. Benjaminsen, 37,018 shares of authorized but unissued common stock were reserved for issuance upon conversion of Igene's outstanding preferred stock, 5,269,986 shares were reserved for issue in accordance with Igene's manufacturing agreement with Fermic (see note 11) and 91,043,621 shares of authorized but unissued stock were reserved for issuance upon conversion of outstanding convertible notes.

    Preferred Stock
    _______________

    In April of 2004 the holder of the Series B preferred stock, converted the 187,500 shares of preferred stock at a rate of two for one into 375,000 shares of common stock at a value of $4.00 per share. The preferred shares were retired and the common shares issued. This relieved Igene of debt recorded at $1,650,000 as of December 31, 2003.

    As of December 31, 2004, total dividends in arrears on Igene's preferred stock equal $192,494 (or $10.40 per share) on Igene's Series A and are included in the carrying value of the redeemable preferred stock.

(10) Net Loss Per Common Share
     _________________________

    Net loss per common share for 2004 and 2003 is based on 96,609,848 and 88,474,552 weighted average shares, respectively. For purposes of computing net loss per common share, the amount of net loss has been increased by dividends declared and cumulative undeclared dividends in arrears on preferred stock.

             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
          For the years ended December 31, 2004 and 2003

    Common stock equivalents, including: options, warrants, convertible debt, convertible preferred stock, and exercisable rights have not been included in the computation of earnings per share in 2004 and 2003 because to do so would have been anti-dilutive. However, these common stock equivalents could have potentially dilutive effects in the future.

(11) Commitments
     ___________

    Igene is obligated for office and laboratory facilities and other rentals under operating lease agreements, which expire in 2011. The base annual rentals are approximately $94,000, increasing to $106,000 by the end of the lease term, plus the Company's share of taxes, insurance and other costs. Annual rent expense relating to the leases for the years ended December 31, 2004 and 2003 approximated $113,000 and $94,000, respectively.

    Future minimum rental payments, in the aggregate and for each of the next five years are as follows:

              Year           Amount
             ______        __________
             2005          $  94,000
             2006             96,000
             2007             98,000
             2008            101,000
             2009            103,000
             Thereafter      114,000
                           __________

                           $ 606,000
                           ==========

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

     Based on production of AstaXin(R), Igene has committed to issue to Fermic up to a maximum of 20,000,000 shares of Igene common stock during a six year period expiring May 20, 2006 in accordance with the manufacturing agreement. Based on quantities of AstaXin(R) produced, 14,730,014 shares of Igene common stock has been issued to Fermic. Since the inception of the agreement stock has been recorded as a manufacturing expense and also as an increase in common stock and additional paid in capital of $1,005,024. This amount has been computed based on the fair value of the stock as of the period in which the shares were earned.

(12) Income Taxes
     ____________

     No income tax benefit or deferred tax asset is reflected in the financial statements. Deferred tax assets are recognized for future deductible temporary difference and tax loss carry forwards if their realization is "more likely than not".

     At  December  31,  2004  Igene has  federal  and  state  net
     operating loss carry-forwards of approximately   $22,000,000
     that  expire at various dates from 2004 through  2024.   The
     recorded  deferred  tax  asset,  representing  the  expected benefit  from  the future realization of the  net  operating
     losses, net of the valuation allowance,  was   $-0- for 2004
     and 2003.

             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
          For the years ended December 31, 2004 and 2003

    The sources of the deferred tax asset are approximately as follows:

      Net operating loss carry-forward benefit     $  8,580,000
      Valuation allowance                            (8,580,000)
                                                   _____________

      Deferred tax asset, net                      $        ---
                                                   =============

(13) Uncertainty
     ___________

    Igene has incurred net losses in each year of its existence, aggregating approximately $44,400,000 from inception to December 31, 2004 and its liabilities and redeemable preferred stock exceeded its assets by approximately $14,445,000 at that date. These factors indicate that Igene will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

    On March 18 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate") Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company transferred to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Company. The value of the Company's investment in the Joint Venture has been recorded at an amount equal to the book value of the Registrant's consideration contributed at the creation of the Joint Venture.

    Igene  believes  that should this Joint Venture  be  able  to reach  a  profitable  manufacturing level,  eventually  gross
    profits,  and  subsequently  profitable  operation,  can   be
    achieved.

(14) Nature of Risks and Concentrations
     __________________________________

    Revenue during 2004 and 2003 were derived from sales of the product, AstaXin(R). The majority of the Joint Venture's and Igene's 2004 and 2003 sales were to fish producers in the aquaculture industry in Chile.

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

(15) Simple Retirement Plan
     ______________________

    Effective January 1, 1997, Igene adopted a Simple Retirement Plan under Internal Revenue Code Section 408(p). The Plan is a defined contribution plan, which covers all of Igene's U.S. employees who receive at least $5,000 of compensation for the preceding year. The Plan permits elective employee contributions. Effective January 1, 2003, Igene made an elective contribution of 3% of each eligible employee's compensation for each year. Igene's contributions to the plan for 2004 and 2003 were $19,221 and 17,631, respectively.

                           SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Howard County, Maryland on March 26, 2004.


                              IGENE Biotechnology, Inc.
                              __________________________________
                              (Registrant)


                         By   /s/ STEPHEN F. HIU
                              __________________________________
                                  STEPHEN F. HIU
                                  President, Chief Technical
                                  Officer and Treasurer

                         Date     October 06, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                          Date
_______________________  _____________________________  ________________
/s/STEPHEN F. HIU        Director, President, Chief     October 06, 2005
_______________________  Technical  Officer, Treasurer
   STEPHEN F. HIU


/s/EDWARD J. WEISBERGER  Chief Financial Officer        October 06, 2005
_______________________  (principal financial and
   EDWARD J. WEISBERGER  accounting officer)


/s/THOMAS L. KEMPNER     Vice Chairman of Board         October 06, 2005
_______________________  of Directors
   THOMAS L. KEMPNER


/s/MICHAEL G. KIMELMAN   Chairman of the Board          October 06, 2005
_______________________  of Directors
   MICHAEL G. KIMELMAN


/s/SIDNEY R. KNAFEL      Director                       October 06, 2005
_______________________
   SIDNEY R. KNAFEL


/s/PATRICK F. MONAHAN    Director, Vice President       October 06, 2005
_______________________  Secretary and
   PATRICK F. MONAHAN    Director of Manufacturing
