Form 10QSB
period 2005-03-31
IGENE BIOTECHNOLOGY INC
filed 2006-03-15
CIK 793160

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(D) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2005
            _____________________________________________

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

                                  None
        _____________________________________________________
        (Former Name, Former Address and Former Fiscal Year,
                    if Changed Since Last Report)



Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     [ ]          No      [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     [ ]          No      [x]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                      THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes     [ ]          No      [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
106,003,661 shares of common stock, par value $.01, as of February 1,
_____________________________________________________________________
2006.
_____

Transitional Small Business Disclosure Format (check one):

Yes     [ ]          No      [x]

                             FORM 10-QSB
                      IGENE Biotechnology, Inc.


                                INDEX



PART I    -    FINANCIAL INFORMATION

                                                             Page

     Consolidated Balance Sheets ..........................  5

     Consolidated Statements of Operations ................  6

     Consolidated Statements of Stockholders' Deficiency ..  7

     Consolidated Statements of Cash Flows ................  8

     Notes to Consolidated Financial Statements ...........  9-14

     Management's Discussion and Analysis of Financial
     Conditions and Results of Operations .................  15-18

     Controls and Procedures ..............................  19

PART II   -    OTHER INFORMATION ..........................  20

SIGNATURES ................................................  21

EXHIBIT INDEX .............................................  22

                      IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

               OF THE SECURITIES EXCHANGE ACT OF 1934

                               PART I

                        FINANCIAL INFORMATION

                                IGENE Biotechnology, Inc.  and Subsidiary
                                       Consolidated Balance Sheets

                                                                       March 31,     December 31,
                                                                           2005             2004
                                                                    ____________     ____________
                                                                     (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $    86,377      $   204,248
  Accounts receivable                                                    80,075           79,638
  Prepaid expenses and other current assets                              30,944           10,764
                                                                    ____________     ____________
     TOTAL CURRENT ASSETS                                               197,397          294,650

  Property and equipment, net                                           120,092          124,904
  Loans receivable from manufacturing agent                              70,982           70,982
  Investment in and advances to unconsolidated joint venture                ---              ---
  Other assets                                                            5,125            5,125
                                                                    ____________     ____________
     TOTAL ASSETS                                                   $   393,596      $   495,661
                                                                    ============     ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $    64,447      $    78,472
  Convertible debenture                                                 705,000          705,000
  Accrued interest                                                       29,375           11,750
                                                                    ____________     ____________
     TOTAL CURRENT LIABILITIES                                          798,822          795,222

LONG-TERM DEBT
  Notes payable                                                       5,842,267        5,842,267
  Convertible debentures                                              3,814,212        3,814,212
  Accrued interest                                                    4,319,955        4,148,681

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative,
  Convertible, voting, series A, $.01 par value per share.
  Stated value was $18.56 and $18.40, respectively.  Authorized
  1,312,500 shares,issued 18,509                                        343,527          340,566
                                                                    ____________     ____________
          TOTAL LIABILITIES                                          15,118,783       14,940,948
                                                                    ____________     ____________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $.01 par value per share.  Authorized
  750,000,000 shares; issued and outstanding 102,794,142
  and 101,732,453 shares, respectively.                               1,027,942        1,017,325
Additional paid-in capital                                           25,236,268       25,138,748
  Accumulated Deficit                                               (40,989,397)     (40,601,360)
                                                                    ____________     ____________
     TOTAL STOCKHOLDERS' DEFICIENCY                                 (14,725,187)     (14,445,287)
                                                                    ____________     ____________
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 $   393,596      $   495,661
                                                                    ============     ============






The accompanying notes are an integral part of the financial statements.

                               -5-

                      IGENE Biotechnology, Inc. and Subsidiary
                        Consolidated Statements of Operations
                                     (Unaudited)

                                                             Three months ended
                                                       _____________________________
                                                         March 31,        March 31,
                                                             2005             2004
                                                       ____________     ____________

EQUITY IN LOSS OF JOINT VENTURE                           (183,093)         (32,316)

OPERATING EXPENSES
__________________

  Marketing and selling                                     48,288           48,022
  Research, development and pilot plant                    166,007          208,410
  General and administrative                               188,908          149,878
  Litigation expense                                           ---           13,080
  Less operating expenses reimbursed by Joint Venture    ( 411,339)        (363,044)
                                                       ____________     ____________

       TOTAL OPERATING EXPENSES                             (8,136)          56,346
                                                       ____________     ____________

       OPERATING LOSS                                     (174,957)         (88,662)
                                                       ____________     ____________

INTEREST EXPENSE                                          (213,080)        (223,961)
                                                       ____________     ____________

       NET LOSS                                        $  (388,037)     $  (312,623)
                                                       ============     ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE            $     (0.00)     $     (0.00)
                                                       ============     ============























The accompanying notes are an integral part of the financial statements.

                               -6-

                                         IGENE Biotechnology, Inc. and Subsidiary
                                    Consolidated Statements of Stockholders' Deficiency
                                                        (Unaudited)

                                                                           Additional                        Total
                                                    Common Stock            Paid-in        Accumulated    Stockholders'
                                                   (shares/amount)          Capital          Deficit       Deficiency
                                             __________________________   _____________   _____________   _____________
Balance at January 1, 2004                    92,747,469   $   927,475    $ 22,556,553    $(39,291,395)   $(15,807,367)

Employee stock option exercise                   300,000         3,000          15,500             ---          18,500

Shares issued for manufacturing Agreement        675,300         6,753          81,502             ---          88,255

Net loss for the three months ended
  March 31, 2004                                     ---           ---             ---        (312,623)       (312,623)
                                             ____________  ____________   _____________   _____________   _____________

Balance at March 31, 2004                     93,722,769   $   937,228    $ 22,653,555    $(39,604,018)   $(16,013,235)
                                             ============  ============   =============   =============   =============

Balance at January 1, 2005                   101,732,453   $ 1,017,325    $ 25,138,748    $(40,601,360)   $(14,445,287)

Shares issued for manufacturing Agreement      1,061,689        10,617          97,520             ---         108,137

Net loss for the three months ended
  March 31, 2005                                     ---           ---             ---        (388,037)       (388,037)
                                             ____________  ____________   _____________   _____________   _____________

Balance at March 31, 2005                    102,794,142   $ 1,027,942    $ 25,236,268    $(40,989,397)   $(14,725,187)
                                             ============  ============   =============   =============   =============





























The accompanying notes are an integral part of the financial statements.

                               -7-

                         IGENE Biotechnology, Inc. and Subsidiary
                          Consolidated Statements of Cash Flows
                                       (Unaudited)
                                                                     Three months ended
                                                                  March 31,       March 31,
                                                               ____________    ___________
                                                                      2005            2004
Cash flows from operating activities
   Net loss                                                    $  (388,037)    $  (312,623)
   Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                    4,812           4,812
     Increase in preferred stock for cumulative dividend
     classified as interest                                          2,961          34,225
     Manufacturing cost paid in shares of common stock             108,137          88,255
     Equity in loss of joint venture                               183,093          32,316
     Decrease (increase) in:
       Accounts receivable                                            (437)         57,389
       Prepaid expenses and other current assets                   (20,180)          6,615
     Increase (decrease) in
       Accounts payable and accrued expenses                       174,873         224,230
                                                               ____________    ____________

       Net cash provided by operating activities                    65,222         135,219
                                                               ____________    ____________

Cash flows from investing activities
     Advances to Joint Venture                                    (183,093)        (32,316)
                                                               ____________    ____________

       Net cash used in operating activities                      (183,093)        (32,316)
                                                               ____________    ____________

Cash flows from financing activities
   Repayment of equipment lease payable                                ---            (927)
   Proceeds from exercise of employee stock options                    ---          18,500
                                                               ____________    ____________

       Net cash provided by financing activities                       ---          17,573
                                                               ____________    ____________

       Net increase (decrease) in cash and cash equivalents       (117,871)        120,476

       Cash and cash equivalents at beginning of period            204,248          63,075
                                                               ____________    ____________

       Cash and cash equivalents at end of period              $    86,377     $   183,551
                                                               ============    ============

Supplementary disclosure and cash flow information
__________________________________________________

Cash paid for interest                                         $    21,220     $       ---
Cash paid for income taxes                                             ---             ---

See Note (2) for non-cash investing and financing activities.










The accompanying notes are an integral part of the financial statements.

                               -8-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements

(1)  Unaudited consolidated financial statements

     The March 31, 2005 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of
     America. This quarterly report on Form 10-QSB should be read in conjunction with Igene's Annual Report on Form 10-KSB for the year ended December 31, 2004.

(2)  Nature of Operations

     IGENE Biotechnology, Inc. (the "Company") was incorporated under the laws of the State of Maryland on October 27, 1981 as "Industrial Genetics, Inc." Igene changed its name to "IGI Biotechnology, Inc." on August 17, 1983 and to "Igene Biotechnology, Inc." on April 14, 1986. Igene is located in Columbia, Maryland and is engaged in the business of industrial microbiology and related biotechnologies. Igene has operational subsidiaries in Norway and Chile. The Company is engaged in the business of developing, marketing, and manufacturing specialty ingredients for human and animal nutrition. Igene was formed to develop and produce market value-added specialty biochemical products. Igene is a supplier of natural astaxanthin, an essential nutrient in different feed applications and as a source of pigment for coloring farmed salmon species. Igene also supplies nutraceutical ingredients, as well as consumer ready health food supplements, including astaxanthin. Igene is focused on fermentation technology, pharmacology, nutrition and health in its marketing of products and applications worldwide.

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

     In an effort to develop a dependable source of production, on March 19, 2003, Tate & Lyle PLC ("Tate & Lyle") and Igene announced a 50:50 joint venture to produce AstaXin(R) for the aquaculture industry. Production utilizes Tate & Lyle's fermentation capability together with the unique technology developed by Igene. Part of Tate & Lyle's existing Selby, England, citric acid facility has been modified to include the production of 1,500 tons per annum of this product. Tate & Lyle's investment of $25 million includes certain of its facility assets currently used in citric acid production. Commercial production has commenced.

(3)  Noncash investing and financing activities

     During the three months ended March 31, 2005 and 2004, the Company recorded in each quarter dividends in arrears on 8% redeemable preferred stock cumulating at $.16 per share aggregating to $2,961 and $34,225, respectively. In accordance with FASB 150, the dividends accrued in the third quarter 2003 and thereafter have been reclassified to interest expense.

     On February 4, 2003, Igene sold its subsidiary ProBio to Fermtech AS in exchange for aggregate consideration valued at approximately $343,000, consisting of 7,000,000 shares of Igene common stock that ProBio owned (including 2,000,000 shares that where reissued to Fermtech based on Mr. Benjaminsen's continued employment with Igene through 2005), valued for the purposes of the acquisition at $.03 per share, plus forgiveness of approximately $168,000 of debt that Igene owed to ProBio at the time of purchase in 2001.

     During the three months ended March 31, 2005 and 2004, Fermic, Igene's manufacturing agent, earned 1,061,689 and 675,300 shares, respectively, of common stock as part of the manufacturing agreement. Fermic earns 2,250 shares of common stock for each kilogram pure Astaxanthin produced and delivered as part of the agreement. The average price is based on the market value of the shares at the time the product is produced. Fermic can earn up to 20,000,000 shares in total under the contract.

                               -9-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

     The 1,061,689 shares were earned at an average price of $.102 per share for 2005, and the 675,300 shares were earned at an average price of $.131 per share for 2004. Through March 31, 2005, 15,791,702 shares have been earned. Any shares earned by Fermic will be issued on a quarterly basis. Igene relied on Section 4(2) of the Securities Act of 1933, as amended, to issue the shares to Fermic without registration under that act. Igene relied on the representations and warranties of Fermic made in the manufacturing agreement in claiming the aforementioned exemption.

(4)  Amendment to Long - Term Liabilities

     As of February 15th 2006, the Company's Notes payable and Convertible debentures (other than the ProBio Debentures in the amount of $705,000) were in the process of being changed from a maturity date of March 31, 2006 to March 31, 2009. Accordingly, such notes payable and convertible debentures have been classified as long-term on the accompanying Consolidated Balance Sheet.

(5)  Joint Venture

     On March 18 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate"). Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company agreed to transfer to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Company. The value of the Company's investment in the Joint Venture has been recorded at an amount equal to the book value of the Company's consideration contributed at the creation of the Joint Venture. As the cost of the Company's technology and intellectual property has been previously expensed and has a carrying amount of zero, the initial investment in the Joint Venture has been recorded with a book value of $316,869, which represents the unamortized production costs contributed to the Joint Venture. Added to this was a purchase of common stock in the new venture of $6,000.

     As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now takes place in the unconsolidated Joint Venture. From inception on March 18, 2003 through March 31, 2005, Igene's portion of the Joint Venture's net loss was $6,393,820. The loss was a result of a 50% interest in the following: Gross profit for the period was a negative $5,619,088 on sales of $9,138,400, less manufacturing cost of $14,757,488. Selling and general and administrative expenses for the period were $6,032,077 and interest expense was $1,136,475. The resulting loss before tax was $12,787,640. Igene's 50% portion of the Joint Venture loss was $6,393,820.

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

     At March 31, 2005, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of its initial investment of $322,869 and its net advances to the Joint Venture amounted to $868,531, for a total of $1,191,400. From inception through the year ended December 31, 2004, Igene recognized $1,008,307 of the $4,887,500 loss which existed as part of the Joint venture. In the first quarter of 2005, Igene recognized losses to the extent of the increase in the advance $183,093, the March 31, 2005 balance of $1,191,400, less the December 31, 2004 balance of $1,008,307. The remainder of the cumulative loss which is $5,202,420 is suspended and will be carried forward to offset Igene's share of future earnings, if any, from the Joint Venture. The balance in the Advances to and Investment in Joint Venture account on the Company's financial statements is zero at March 31, 2005.

                              -10-

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

    The following condensed statement displays the activity of the joint venture for the period of initial investment at March 18, 2003 in the Joint Venture through March 31, 2005. As shown 50% of the activity is potentially recorded as part of Igene's Financial Statements as loss from investment in Joint Venture:

                                                                        March 31,
                                                                            2005
                                                                     ____________
     ASSETS
     CURRENT ASSETS
        Cash and cash equivalents                                    $ 1,320,260
        Accounts Receivable                                            1,571,470
        Inventories                                                    1,997,640
                                                                     ____________

                                                                       4,889,370
     OTHER ASSETS
        Property, plant and equipment, net                            23,787,575
        Intangibles                                                   24,614,000
                                                                     ____________

          TOTAL ASSETS                                               $53,290,945
                                                                     ============

     LIABILITIES AND EQUITY
     CURRENT LIABILITIES
        Accounts payable and accrued expenses                        $ 9,624,114
        Current maturities of debt                                     2,638,225
                                                                     ____________

          TOTAL CURRENT LIABILITIES                                   12,262,339

        Long Term Debt                                                 1,978,068
                                                                     ____________

          TOTAL LIABILITIES                                           14,240,407

        Equity                                                        39,050,538
                                                                     ____________

          TOTAL LIABILITIES AND EQUITY                               $53,290,945
                                                                     ============

                                                              Period from March 18, 2003
                                                               (initial investment) to
                                                                    March 31, 2005
                                                              __________________________
                                                                     (unaudited)
        Net Sales                                                   $  9,138,400
        Less: manufacturing cost                                     (14,757,488)
                                                                    _____________

        Gross Profit (Loss)                                           (5,619,088)
        Less: selling, general and administrative                     (6,032,077)
                                                                    _____________

        Operating Loss                                               (11,651,165)
        Interest Expense                                              (1,136,475)
                                                                    _____________

        Net Loss                                                    $(12,787,640)
                                                                    =============
        Igene's Investment in and Advances to the Joint Venture       (1,191,400)
                                                                    _____________

        Igene's suspended loss                                      $ (5,202,420)
                                                                    =============

                                                                    Quarter ended
                                                                    March 31, 2005
                                                                    ______________
                                                                     (unaudited)
        Net Sales                                                   $  2,354,400
        Less: manufacturing cost                                      (3,617,488)
                                                                    ______________

        Gross Profit                                                  (1,263,088)
        Less: selling, general and administrative                       (764,077)
                                                                    ______________

        Operating Loss                                                (2,027,165)
        Interest Expense                                                (985,475)
                                                                    ______________

        Net Loss                                                    $ (3,012,640)
                                                                    ==============

        Igene's 50% equity interest in the net loss                 $ (1,506,320)
        Igene's additional Investment in and Advances
        to the Joint Venture                                            (183,093)
                                                                    ______________

        Igene's incremental suspended loss                          $ (1,323,227)
                                                                    ==============

                              -11-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(6)  Stockholders' Deficiency

     As  of  March  31,  2005, 37,018 shares  of  authorized  but
     unissued   common  stock  were  reserved  for   issue   upon
     conversion of the Company's outstanding preferred stock.

     As of March 31, 2005, 73,954,500 shares of authorized but unissued common stock were reserved for distribution and exercise pursuant to the Company's Employee Stock Option
     Plans.

     As of March 31, 2005, 10,000,000 shares of authorized but unissued common stock were reserved for distribution and exercise pursuant to stock option agreements with past officers of the Company.

     As of March 31, 2005, 17,565,970 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes held by directors of the Company in the aggregate amount of 1,082,500.

     As of March 31, 2005, shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes held by directors of the Company.

     As of March 31, 2005 7,050,000 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes issued as part of the purchase of ProBio.

     As of March 31, 2005, 205,261,073 shares of authorized but unissued common stock were reserved for the exercise of outstanding warrants.

     As of March 31, 2005, 4,208,297 shares of authorized but unissued common stock were reserved for issuance to the Company's contract manufacturer pursuant to the terms of the current manufacturing contract.

(7)  Basic and diluted net loss per common share

     Basic and diluted net loss per common share for the three-month periods ended March 31, 2005 and 2004 are based on 102,794,142 and 92,932,087, respectively, of weighted average common shares outstanding. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends in arrears on preferred stock prior to the third quarter of 2003, the effective date of FASB 150. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

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










                              -12-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(9)  Uncertainty

     Igene has incurred net losses in each year of its existence, aggregating approximately $41,000,000 from inception to March 31, 2005 and its liabilities exceeded its assets by approximately $14,700,000 at that date. These factors indicate that Igene may not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

     The continuing successful marketing of Igene's product, AstaXin(R), has permitted Igene the opportunity to attract additional capital through it's venture with Tate & Lyle. Igene began manufacturing and selling AstaXin(R) during 1998. Igene will aid the Joint Venture with the manufacturing process, but will focus on research and sales, attempting to increase sales and manufacturing levels. Igene believes this technology to be highly marketable. Igene hopes to continue increasing sales of AstaXin(R), eventually achieving gross profits and, subsequently, profitable operations, although the achievement of these cannot be assured.

(10) Stock Based Compensation

     The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock option based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and disclosure provisions of SFAS No. 148, "Accounting for Stock-Based
     Compensation-Transition and Disclosure", to stock-based employee compensation for the periods ended March 31:

                                                              2005          2004
                                                          ___________   ___________
     Net loss:
       As reported                                        $ (388,037)   $ (312,623)
       Less pro forma stock-based employee
         compensation expense determined under fair
         value based method net of related tax effects           ---      (156,892)
                                                          ___________   ___________

     Net loss per common share:                             (388,037)     (469,515)
                                                          ===========   ===========

     Net loss per Share:
       Basic - as reported                                $    (0.00)   $    (0.00)
       Basic - pro forma                                  $    (0.00)   $    (0.00)

       Diluted - as reported                              $    (0.00)   $    (0.00)
       Diluted - pro forma                                $    (0.00)   $    (0.00)

















                              -13-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(11) Recent Accounting Pronouncements

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections"("SFAS 154") which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 requires retrospective application to prior periods' financial statement of a voluntary change in accounting principal unless it is not practical. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2007. Although the Company will continually evaluate its accounting policies, management does not currently believe adoption will have a material impact on the Company's results of operations, cash flows or financial position.

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

     On  December  16, 2004, the FASB issued FASB  Statement  No.
     123(revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the SEC amended the compliance dates for Statement 123(R) from fiscal periods beginning after June 15, 2005 to fiscal years beginning after June 15, 2005. The Company expects to adopt Statement 123 (R) in the fiscal year commencing January 1, 2006.

(12) Subsequent Events

     On June 15th 2005, the Company executed a limited guarantee for one of the debt obligations of the Joint Venture. Under the terms of the limited guarantee, the Company will guarantee up to 4,200,000 British pounds sterling (approximately $7,350,000 at February 10, 2006).

     The Company subsequently entered into an agreement with Tate and Lyle (the other 50% partner in the Joint Venture) where Tate & Lyle has agreed to arrange funds for the Joint Venture, without recourse to Igene Biotechnology, Inc. until the Joint Venture produces a regular monthly cash flow, as defined, for four consecutive months.

     As of February 10, 2006, the Joint Venture has not met the cash flow requirements, therefore Igene is not obligated for any funding to the Joint Venture or responsible for the guarantee mentioned above.

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

      The investment in the Joint Venture is accounted for under the equity method whereby the Company's 50% ownership percentage in the Joint Venture's equity is reflected as an asset and the changes in the Joint Venture's equity as a result of its operations is reflected in the Company's consolidated statement of operations subject to certain limitations. Igene's share of losses in the Joint Venture are recognized only to the extent of Igene's consideration paid for it's initial investment in the Joint Venture and any net advances Igene has made to the Joint Venture. Losses in excess of this amount are suspended from recognition in the financial statements and carried forward to offset Igene's share of the Joint Venture future income, if any. Income in the future, if any, will only be recognized once all previously deferred losses have been exhausted. The Company evaluates its investment in the Joint Venture for impairment, as it does for all other assets. The accounting policies followed by the Joint Venture are in conformity with accounting principals generally accepted in the United States of America.

     The Joint Venture entered into a lease of real property with an affiliate of Tate & Lyle in Selby, England upon which the manufacturing facility is being completed and operated by the Joint Venture.

Results of Operations
_____________________

Sales and other revenue

    As part of the Joint Venture agreement, all further sales are recognized through the venture company. Therefore, Igene recorded no sales of AstaXin(R) since the inception of the Joint Venture on March 18, 2003. Sales have been limited in the past due to insufficient production quantity.

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

Cost of sales and gross profit

    As with Sales Revenue, future Cost of Sales and Gross Profit is recognized through the Joint Venture. As a result, Igene reported no gross profit on sales of AstaXin(R) since the inception of the Joint Venture. The Company attributes poor or negative gross profit to a combination of pricing pressure in the market and inefficiencies in production. Management expects that sales and gross profits may continue to be limited by the quantities of AstaXin(R) the Company is able to produce while the Joint Venture continues to complete the production facility.
Sales and gross profit growth, if any, will be limited unless augmented by these increases in production, as well as production efficiency resulting from process research and development. Management expects the level of gross profit to improve in the future as production efficiency is realized from the Joint Venture with Tate & Lyle offsetting pricing competition, but can provide no assurances of future increased production or future increased margin.

     Additionally no cost of sales were recorded as they are also recorded as part of the Joint Venture activity.

Marketing and selling expenses

     For the quarters ended March 31, 2005 and 2004, Igene recorded Marketing Expense in the amount of $48,288 and $48,022, respectively, an increase of $266 or less then 1%. It is expected this level of selling cost will be constant based on the current level of salable product currently available. As a result of the Joint Venture with Tate & Lyle, Igene is expecting an increase in salable product with a corresponding increase in sales costs at the point the new facility is in full production. Additionally, as a result of the Joint Venture, these expenses have been reimbursed to Igene by the Joint Venture. However no assurances can be made in regards to increased production from the new facility or the corresponding increase in selling costs.

Research, development and pilot plant expenses

     For the quarter ended March 31, 2005 and 2004, Igene recorded research and development costs in the amount of $166,007 and $208,410, respectively, a decrease of $42,403 or 20%. It is expected these costs will again increase to prior year levels in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, developing higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology. Igene is hoping this will lead to an increase in salable product at a reduced cost to Igene and the Joint Venture. However no assurances can be made in that regard. These costs are currently funded through reimbursement from the Joint Venture.

Operating expenses

     General and administrative expenses for the quarter ended March 31, 2005 and 2004 were $188,908 and $149,878 respectively, an increase of $39,030 or 26%. These costs are expected to remain constant, as Igene works to keep overhead costs at a reduced level and spend funds on research and development efforts. A portion of this cost is funded by reimbursement through the Joint Venture and the remainder will need to be funded through profitable operations or through contributions from directors; though neither of these can be assured.

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

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Expenses reimbursement by Joint Venture

     As part of the Joint Venture agreement, costs incurred by Igene related to production, research and development, as well as those related to the marketing of AstaXin(R), are considered costs of the Joint Venture and therefore are reimbursed by the Joint Venture. For the quarter ended March 31, 2005, costs reimbursed by the Joint Venture totaled $411,339. The costs covered $48,288 of marketing costs, $166,007 of research and development costs and $197,044 of general and administrative costs. For the quarter ended March 31, 2004, costs reimbursed by the Joint Venture totaled $363,044. The costs covered $48,022 of marketing costs, $208,410 of research and development costs and $107,000 of general and administrative costs.

Interest expense

     Interest expense for the quarters ended March 31, 2005 and 2004, was $213,080 and $223,961, respectively, a decrease of $10,881 or 5%. The interest expense was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debenture in both periods. This decrease is due to the reduction in cumulative dividends accrued in the quarter ended March 31, 2005 from preferred stock which was recorded as interest expense.

Equity in earnings of unconsolidated Joint Venture

     As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now takes place in the unconsolidated Joint Venture. From inception on March 18, 2003 through March 31, 2005, Igene's portion of the Joint Venture's net loss was $6,393,820. The loss was a result of a 50% interest in the following: Gross profit for the period was a negative $5,619,088 on sales of $9,138,400, less manufacturing cost of $14,757,488. Selling and general and administrative expenses for the period were $6,032,077 and interest expense was $1,136,475. The resulting loss before tax was $12,787,640. Igene's 50% portion of the Joint Venture loss was $6,393,820.

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

    At March 31, 2005, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of its initial investment of $322,869 and its net advances to the Joint Venture amounted to $868,531, for a total of $1,191,400. From inception through the year ended December 31, 2004, Igene recognized $1,008,307 of the $4,887,500 loss which existed as part of the Joint venture. In the first quarter of 2005, Igene recognized losses to the extent of the increase in the advance $183,093, the March 31, 2005 balance of $1,191,400, less the December 31, 2004 balance of $1,008,307. The remainder of the cumulative loss which is $5,202,420 is suspended and will be carried forward to offset Igene's share of future earnings, if any, from the Joint Venture. The balance in the Advances to and Investment in Joint Venture account on the Company's financial statements is zero at March 31, 2005.

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








                              -17-
            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Net loss and basic and diluted net loss per common share

     As a result of the foregoing, the Company reported net losses of $388,037 and $312,623, respectively, for the quarters ended March 31, 2005 and 2004, an increase in the loss of $75,414 or 24%. This represents a loss of $.00 per basic and diluted common share in each of the quarters ended March 31, 2005 and 2004. The weighted average number of shares of common stock outstanding of 101,732,453 and 92,932,087 for the quarters ended March 31, 2005 and 2004, respectively, has increased by 8,800,366 shares. The increase in outstanding shares resulted from primarily the weighted average adjustment of the issuance of 2,950,000 shares in conversion of debentures issued in the purchase of ProBio, the issuance of 250,000 shares of common stock issued for legal service in the settlement of the ADM matter, the issuance of 4,027,122 shares to Igene's manufacturer under the manufacturing agreement with Fermic, 450,000 shares in issuance for exercise of employee stock incentive plan, 389,192 in conversion of redeemable preferred stock, 1,000,000 shares reissued to Fermtech as part of the disposition of ProBio.

Financial Position

    During the three-month periods ended March 31, 2005 and 2004, in  addition  to  the  Joint  Venture previously  discussed,  the
following   actions  also  materially  affected   the   Company's
financial position:

Increases in accounts payable and accrued expense for the quarter ended March 31, 2005 of $174,873 was a source of cash offset by increases in prepaid expense of $20,180 and increases in funds due from the Joint Venture of $183,093;

The  carrying  value  of  redeemable  preferred  stock  was
      increased and interest expense recorded in the amounts of $2,961 and $34,225 in 2005 and in 2004, respectively,
      reflecting  cumulative  unpaid  dividends   on   redeemable
      preferred stock.

      In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of March 31, 2005, total dividends in arrears on Igene's preferred stock total $195,455 ($10.56 per share) and are included in the carrying value of the redeemable preferred stock.

Liquidity and Capital Resources

     Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of March 31, 2005, Igene had negative working capital of $601,425, and cash and cash equivalents of $86,377. Currently Igene is also funded by research and development reimbursements from the Joint Venture.

     Cash provided by operating activities during the three-month period ended March 31, 2005 and 2004, amounted to $65,222 and $135,219, respectively.

     Cash used in investing activities for the three-month period ended March 31, 2005 and 2004, amounted to $183,093 and $32,316, respectively .

     Cash provided by financing activities was $17,573 during the first  quarter  of 2004, this was due to employee  stock  options
exercised  for  $18,500.   No cash was provided  by  or  used  in
financing activities in the first quarter of 2005.

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

     The  Company   does   not  believe  that  inflation  had  a
significant impact on its operations during the three-month periods ended March 31, 2005 and 2004.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
                    Controls and Procedures

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

            IGENE Biotechnology, Inc. and Subsidiary
                             PART II
                        OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds.

Limitation on Payment of Dividends

     Dividends on Common Stock are currently prohibited because of the preferential rights of holders of Preferred Stock. The
Company has paid no cash dividends on its Common Stock in the past and does not intend to declare or pay any dividends on its Common stock in the foreseeable future.

Item 3.  Defaults Upon Senior Securities.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of March 31, 2005, total dividends in arrears on the Company's preferred stock total $195,455 ($10.56 per share) and are included in the carrying value of the redeemable preferred stock.

     On November 30, 2001, Igene entered into Convertible Promissory Notes (the "Convertible Notes") with each of the following note holders for the respective amounts (a) NorInnova AS (formerly Forskningsparken I Tromso AS) for $106,500; (b) Knut Gjernes for $7,500; (c) Magne Russ Simenson for $378,000; and (d) Nord Invest AS for $313,000 (collectively, the "Convertible Note Holders"). Each of the Convertible Notes has a maturity date of November 1, 2004. On November 18, 2005, each of the Convertible Note Holders provided Igene with written notice of default under each of the Convertible Notes. Igene and the Convertible Note Holders are currently in discussions to extend the maturity date of each of the Convertible Notes in return for reducing the conversion price and increasing the interest rate on each Convertible Note, however it is not certain such amendment will be consummated, and so long as an event of default under the Convertible Note continues to exist, the Convertible Note Holders have the ability to accelerate the payment of the principal and interest due and owing on each of the Convertible Notes.


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



                                   IGENE BIOTECHNOLOGY, INC.
                                   ____________________________
                                   (Registrant)




Date    February 15, 2006      By  /s/ STEPHEN F. HIU
                                   ____________________________
                                       STEPHEN F. HIU
                                       President




Date    February 15, 2006      By  /s/ EDWARD J. WEISBERGER
                                   ____________________________
                                       EDWARD J. WEISBERGER
                                       Chief Financial Officer

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