Form 10QSB
period 2005-06-30
IGENE BIOTECHNOLOGY INC
filed 2006-03-15
CIK 793160

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-QSB
(Mark One)

[x] Quarterly report under Section 13 or 15(D) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 2005

[ ]    Transition report under Section 13 or 15(D) of the Exchange
       Act

       For the transition period from __________ to __________

                   Commission file number 0-15888

                        IGENE Biotechnology, Inc.
   _________________________________________________________________
   (Exact name of Small Business Issuer as Specified in its Charter)

            Maryland                               52-1230461
  _______________________________              __________________
  (State or Other Jurisdiction of              (I.R.S. Employer
   Incorporation or organization)              Identification No.)

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

                                                              Page

     Consolidated Balance Sheets ............................ 5-6

     Consolidated Statements of Operations .................. 7

     Consolidated Statements of Stockholders' Deficiency .... 8

     Consolidated Statements of Cash Flows .................. 9

     Notes to Consolidated Financial Statements ............. 10-16

     Management's Discussion and Analysis of Financial
     Conditions and Results of Operations ................... 17-20

     Controls and Procedures ................................ 21

PART II   -     OTHER INFORMATION ........................... 22-23

SIGNATURES .................................................. 24

EXHIBIT INDEX ............................................... 25

                      IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

               OF THE SECURITIES EXCHANGE ACT OF 1934

                             PART I
                      FINANCIAL INFORMATION

                         IGENE Biotechnology, Inc.  and Subsidiary
                                Consolidated Balance Sheets

                                                                June 30,     December 31,
                                                                   2005             2004
                                                            ____________     ____________
                                                             (Unaudited)
ASSETS
CURRENT ASSETS

  Cash and cash equivalents                                 $    47,112      $   204,248
  Accounts receivable                                            11,793           79,638
  Prepaid expenses and other current assets                       9,081           10,764

     TOTAL CURRENT ASSETS                                        67,986          294,650


  Property and equipment, net                                   115,280          124,904
  Loans receivable from manufacturing agent                      70,982           70,982
  Investment in and advances to unconsolidated joint venture        ---              ---
  Other assets                                                    5,125            5,125

     TOTAL ASSETS                                           $   259,374      $   495,661




































The accompanying notes are an integral part of the financial statements.

               IGENE Biotechnology, Inc. and Subsidiary
                      Consolidated Balance Sheets
                              (continued)
                                                      June 30,    December 31,
                                                         2005            2004
                                                 _____________   _____________
                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses          $    181,265    $     78,472
  Convertible debenture                               705,000         705,000
  Equipment lease payable                                 ---          11,750

     TOTAL CURRENT LIABILITIES                        886,265         795,222

LONG-TERM LIABILITIES
  Notes payable                                     5,842,267       5,842,267
  Convertible debentures                            3,814,212       3,814,212
  Accrued interest                                  4,539,065       4,148,681

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred
     stock, 8% cumulative, convertible,
     voting, series A, $.01 par value per
     share. Stated value was $ 18.72
     and $18.40, respectively.  Authorized
     1,312,500 shares, issued 18,509                  346,488         340,566

     TOTAL LIABILITIES                             15,428,299      14,940,948

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $.01 par value per share.
     Authorized 750,000,000 shares;
     issued and outstanding 103,964,926
     and 101,732,453 shares, respectively.          1,039,650       1,017,325
  Additional paid-in capital                       25,313,660      25,138,748
  Accumulated Deficit                             (41,522,235)    (40,601,360)

     TOTAL STOCKHOLDERS' DEFICIENCY               (15,168,925)    (14,445,287)

     TOTAL LIABILITIES AND
     STOCKHOLDERS'  DEFICIENCY                   $    259,374    $    495,661













The accompanying notes are an integral part of the financial statements.

                                     IGENE Biotechnology, Inc. and Subsidiary
                                       Consolidated Statements of Operations
                                                   (Unaudited)

                                                           Three months ended            Six months ended
                                                       __________________________   ___________________________
                                                          June 30,      June 30,       June 30,       June 30,
                                                             2005          2004           2005           2004
                                                       ____________  ____________   ____________   ____________

EQUITY IN LOSS OF JOINT VENTURE                        $  (282,977)  $ (169,744)    $  (466,070)   $  (202,060)

OPERATING EXPENSES

  Marketing and selling                                     70,876      161,245         119,164        209,267
  Research, development and pilot plant                    217,082      195,522         383,089        403,932
  General and administrative                               246,592      210,950         435,500        360,828
  Litigation expense                                           ---       27,500             ---         40,580
  Operating expenses reimbursed by Joint Venture          (527,398)    (380,131)       (938,737)      (743,175)

          TOTAL OPERATING EXPENSES                           7,152      215,086            (984)       271,432

          OPERATING LOSS                                  (290,129)    (384,830)       (465,086)      (473,492)

LOSS ON DISPOSAL                                           (50,000)         ---         (50,000)           ---

INTEREST EXPENSE                                          (192,709)    (216,015)       (405,789)      (439,976)

           NET LOSS                                    $  (532,838)  $ (600,845)    $  (920,875)   $  (913,468)


BASIC AND DILUTED NET LOSS PER COMMON SHARE            $     (0.01)       (0.01)    $     (0.01)         (0.01)

































The accompanying notes are an integral part of the financial statements.

                                       IGENE Biotechnology, Inc. and Subsidiary
                                 Consolidated Statements of Stockholders' Deficiency
                                                    (Unaudited)


                                                                              Additional        Total
                                                         Common Stock          Paid-in       Accumulated   Stockholders'
                                                        (shares/amount)        Capital         Deficit      Deficiency
                                                  _________________________  _____________  _____________  _____________
Balance at January 1, 2004                         92,747,469  $   927,475   $ 22,556,553   $(39,291,395)  $(15,807,367)

Conversion of redeemable preferred stock              389,192        3,892      1,803,268            ---      1,807,160

Shares issued for manufacturing agreement           1,361,609       13,616        171,263            ---        184,879

Shares reissued for ProBio agreement                1,000,000       10,000        100,000            ---        110,000

Conversion of ProBio debentures                     1,900,000       19,000        171,000            ---        190,000

Shares issued for payment of legal services           250,000        2,500         25,000            ---         27,500

Conversion of Notes Payable                             5,000           50            325            ---            375

Exercise of employee stock options                    350,000        3,500         16,250            ---         19,750

Net loss for the six months ended June 30, 2004           ---          ---            ---       (913,468)      (913,468)

                                                  ============ ============  =============  =============  =============
Balance at June 30, 2004                           98,003,270   $  980,033   $ 24,843,659   $(40,204,863)  $(14,381,171)
                                                  ============ ============  =============  =============  =============
Balance at January 1, 2005                        101,732,453   $1,017,325   $ 25,138,748   $(40,601,360)  $(14,445,287)

Shares issued for manufacturing agreement           2,232,473       22,325        174,912            ---        197,237

Net loss for the six months ended June 30, 2005           ---          ---            ---       (920,875)      (920,875)
                                                  ============ ============  =============  =============  =============
Balance at June 30, 2005                          103,964,926   $1,039,650   $ 25,313,660   $(41,522,235)  $(15,168,925)
                                                  ============ ============  =============  =============  =============































The accompanying notes are an integral part of the financial statements.

                             IGENE Biotechnology, Inc. and Subsidiary
                               Consolidated Statements of Cash Flows
                                           (Unaudited)
                                                                          Six months ended
                                                                    ___________________________
                                                                        June 30,       June 30,
                                                                           2005           2004
                                                                    ____________   ____________
Cash flows from operating activities
  Net loss                                                          $  (920,875)   $  (913,468)
  Adjustments to reconcile net loss to net cash provided
  by operating activities:
     Depreciation                                                         9,624          9,624
     Increase in preferred stock for cumulative dividends
     classified as interest                                               5,922         37,058
     Issuance of Shares to Fermtech per ProBio agreement                    ---        110,000
     Manufacturing cost paid in shares of common stock                  197,237        184,879
     Issuance of common stock for legal services                            ---         27,500
     Equity in loss of joint venture                                    466,070        202,060
     Loss on receivable from disposal of equipment                       50,000            ---

     Decrease (increase) in:
        Accounts receivable                                              17,845         58,125
        Prepaid expenses and other current assets                         1,683         12,866

     Increase (decrease) in:
        Accounts payable and accrued expenses                           481,428        428,800
                                                                    ____________   ____________

  Net cash provided by operating activities                             308,934        157,444
                                                                    ____________   ____________
Cash flows from investing activities
  Advances to joint venture                                            (466,070)      (202,060)
                                                                    ____________   ____________

Cash flows from financing activities
  Repayment of borrowing                                                    ---           (125)
  Payment of equipment lease                                                ---         (1,498)
  Proceeds from exercise of employee stock options                          ---         19,750
                                                                    ____________   ____________

  Net cash provided by financing activities                                 ---         18,127
                                                                    ____________   ____________

  Net decrease in cash and cash equivalents                            (157,136)       (26,489)

  Cash and cash equivalents at beginning of period                      204,248         63,075
                                                                    ============   ============

  Cash and cash equivalents at end of period                        $    47,112    $    36,586
                                                                    ============   ============

Supplementary disclosure and cash flow information

Cash paid for interest                                              $    21,150    $    24,347
Cash paid for income taxes                                                  ---            ---

See Note (2) for non-cash investing and financing activities.











The accompanying notes are an integral part of the financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements

(1)  Unaudited consolidated financial statements

     The June 30, 2005 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operation and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of
     America. This quarterly report on Form 10-QSB should be read in conjunction with Igene's Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

     In an effort to develop a dependable source of production, on March 19, 2003, Tate & Lyle PLC ("Tate & Lyle") and Igene Biotechnology, Inc announced a 50:50 joint venture to produce AstaXin(R) for the aquaculture industry. Production utilizes Tate & Lyle's fermentation capability together with the unique technology developed by Igene. Part of Tate & Lyle's existing Selby, England, citric acid facility has been modified to include the production of 1,500 tons per annum of this product. Tate & Lyle's investment of $25 million includes certain of its facility assets currently used in citric acid production. Commercial production has commenced.

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




                              -10-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

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

     During the six months ended June 30, 2005 and 2004, Fermic, Igene's manufacturing agent, earned 2,232,473 and 1,361,609 shares, respectively, of common stock as part of the manufacturing agreement. Fermic earns 2,250 shares of common stock for each kilogram pure Astaxanthin produced and delivered as part of the agreement. The average price is based on the market value of the shares at the time the product is produced. Fermic can earn up to 20,000,000 shares in total under the contract. The 2,232,473 shares were earned at an average price of $.085 per share for 2005, and 1,361,609 shares were earned at an average price of $.135 per share for 2004. Through June 30, 2005, 16,962,486 shares have been earned. Any shares earned by Fermic will be issued on a quarterly basis. Igene relied on Section 4(2) of the Securities Act of 1933, as amended, to issue the shares to Fermic without registration under that act. Igene relied on the representations and warranties of Fermic made in the manufacturing agreement in claiming the aforementioned exemption.

     During the six months ended June 30, 2005 and 2004, the Company recorded dividends in arrears on 8% redeemable preferred stock cumulating at $.32 per share aggregating to $5,922 and $37,058, respectively on preferred stock. The accrued interest is included in the carrying value of the redeemable preferred stock. In accordance with FASB 150, the dividends accrued in the third quarter 2003 and thereafter have been classified to interest expense.

     In February, 2003, Igene sold its subsidiary ProBio to Fermtech AS in exchange for aggregate consideration valued at approximately $343,000, consisting of 7,000,000 shares of Igene common stock (including 2,000,000 shares that were placed into escrow and may be reissued to Fermtech as described below), valued for the purposes of the acquisition at $.03 per share, plus forgiveness of approximately $168,000 of debt that Igene owed to ProBio at the time of purchase in 2001. The escrowed 2,000,000 shares were to be earned by Fermtech based upon Mr. Benjamin's continued employment with the Company. As Mr. Benjaminsen remained employed by Igene through 2003, 1,000,000 of the escrowed shares of common stock were delivered to Fermtech. These shares were expensed in the second quarter of 2004, as a marketing expense of $110,000. Mr. Benjaminsen remains employed by Igene through 2005 and the remaining 1,000,000 escrowed shares will be released from escrow and delivered to Fermtech.

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














                              -11-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

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

    As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now takes place in the unconsolidated Joint Venture.  From inception  on  March  18,
    2003 through June 30, 2005, Igene's portion of the Joint Venture's net loss was $8,092,320. The loss was a result of a 50% interest in the following: Gross profit from inception was a negative $7,688,088 on sales of $12,517,400, less manufacturing cost of $20,205,488. Selling and general and administrative expenses were $7,292,077 and interest expense was $1,204,475. The resulting loss before tax was $16,184,640. Igene's 50% portion of the Joint Venture loss was $8,092,320.

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

    At June 30, 2005, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of its $322,869 and its net advances to the Joint Venture amounted to $1,151,508, for a total of $1,474,377. Through December 31, 2004, Igene recognized $1,008,307 of the $4,887,494 loss which existed as part of the Joint Venture. In the first quarter of 2005, Igene recognized losses to the extent of the increase in the advance $183,093, the March 31, 2005 balance of $1,191,400, less the December 31, 2004 balance of $1,008,307. For the three months ended June 30 2005, Igene recognized a loss of $282,977 which is the extent of the increase in the advance for that period (the June 30, 2005 balance of $1,474,377 less the March 31, 2005 balance of $1,191,400). The remainder of the loss, which is $1,698,500 for the quarter, is suspended. The cumulative suspended loss at June 30, 2005 is $6,617,943 and it will be carried forward to offset Igene's share of earnings from the Joint Venture, if any. The balance in the Advances to and Investment in Joint Venture account on the Company's financial statements is zero at June 30, 2005.












                              -12-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

    The  following condensed statement displays the  activity  of the Joint Venture for the period of initial investment at March 18, 2003 in the Joint Venture through June 30, 2005. As shown 50% of the activity is recorded as part of Igene's Financial Statements as loss from investment in Joint
    Venture:

                                                                         June 30,
                                                                            2005
                                                                     _____________
                                                                      (Unaudited)
     ASSETS
     CURRENT ASSETS
       Account Receivable                                            $  2,367,400
       Inventory                                                        1,324,000
                                                                     _____________

                                                                        3,691,400

     OTHER ASSETS
       Fixed Assets Receivable                                         24,074,000
       Intellectual property                                           24,617,000
                                                                     _____________

          TOTAL ASSETS                                               $ 52,382,000
                                                                     =============

     LIABILITIES AND EQUITY
     CURRENT LIABILITIES
       Accounts payable and accrued expenses                         $ 14,560,600
       Working capital loan                                             2,206,700
                                                                     _____________

          TOTAL LIABILITIES                                            16,767,300

       Equity                                                          35,614,700
                                                                     _____________

          TOTAL LIABILITIES AND EQUITY                               $ 52,382,000
                                                                     =============

                                                               Period from March 18, 2003
                                                                 (initial investment) to
                                                                     June 30, 2005
                                                               __________________________
                                                                      (unaudited)
       Net Sales                                                     $ 12,517,400
       Less: manufacturing cost                                       (20,205,488)
                                                                     _____________

       Gross Profit (Loss)                                             (7,688,088)
       Less: selling, general and administrative                       (7,292,077)
                                                                     _____________

       Operating Loss                                                 (14,980,165)
       Interest Expense                                                (1,204,475)
                                                                     _____________

       Net Loss                                                      $(16,184,640)
                                                                     =============

       Igene's 50% equity interest in the net loss                   $ (8,092,320)
       Igene's Investment in and Advances to the Joint Venture         (1,474,377)
                                                                     _____________

       Igene's suspended loss at June 30, 2005                       $ (6,617,943)
                                                                     =============














                              -13-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

     The following statement displays the significant activity for the Joint Venture for the three and six month ended June 30, 2005. As shown, 50% of the activity is recorded as part of Igene's Financial Statements as loss from investment in Joint Venture:

                                                        Three Months       Six Months
                                                           Ended              Ended
                                                        June 30, 2005    June 30, 2005
                                                        _____________    _____________
     Net Sales                                          $  3,379,000     $  5,733,400
     Less: manufacturing cost                             (5,448,000)      (9,065,488)
                                                        _____________    _____________

     Gross Profit (Loss)                                  (2,069,000)      (3,332,088)
     Less: selling, general and admin                     (1,260,000)      (2,024,077)
                                                        _____________    _____________

     Operating Loss                                       (3,329,000)      (5,356,165)
     Interest Expense                                        (68,000)      (1,053,475)
                                                        _____________    _____________

     Loss before tax                                    $ (3,397,000)    $ (6,409,640)
                                                        =============    =============

     50% equity interest Igene                          $ (1,698,500)    $ (3,204,820)
     Igene's additional Investment in
       and Advances to the Joint Venture                    (282,977)        (466,070)
                                                        _____________    _____________

     Igene's incremental suspended loss for period      $ (1,415,523)    $ (2,738,750)
                                                        =============    =============

(6)  Guarantee of Joint Venture Debt

     On June 15th 2005, the Company executed a limited guarantee for one of the debt obligations of the Joint Venture. Under the terms of the limited guarantee, the Company will guarantee up to 4,200,000 British pounds sterling (approximately $7,350,000 at February 10, 2006).

     The Company subsequently entered into an agreement with Tate & Lyle (the other 50% partner in the Joint Venture) where
     Tate & Lyle has agreed to arrange funds for the Joint Venture, without recourse to Igene Biotechnology, Inc., until the Joint Venture produces a regular monthly cash flow, as defined, for four consecutive months.

     As of February 10, 2006, the Joint Venture has not met the cash flow requirements, therefore Igene is not obligated for any funding to the Joint Venture or responsible for the guarantee mentioned above.

(7)  Stockholders' Deficiency

     As  of  June  30,  2005,  37,018 shares  of  authorized  but
     unissued   common  stock  were  reserved  for   issue   upon
     conversion of the Company's outstanding preferred stock.

     As of June 30, 2005, 73,954,500 shares of authorized but unissued common stock were reserved for issue and exercise pursuant to the Company's Employee Stock Option Plans.

     As of June 30, 2005 10,000,000 shares of authorized but unissued common stock were reserved for distribution and exercise pursuant to a stock option agreement with past officers of the Company.

     As of June 30, 2005, 17,565,970 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $1,082,500 held by directors of the Company.

     As of June 30, 2005, 66,427,651 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes held by directors of the Company.




                              -14-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

     As of June 30, 2005, 7,050,000 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes issued as part of the purchase of ProBio.

     As of June 30, 2005, 205,261,073 shares of authorized but unissued common stock were reserved for the exercise of outstanding warrants.

     As of June 30, 2005, 3,037,514 shares of authorized but unissued common stock were reserved for issuance to the Company's contract manufacturer pursuant to the terms of the current manufacturing contract.

(8)  Basic and diluted net loss per common share

     Basic  and  diluted net loss per common share for  the  six-
     month periods ended June 30, 2005 and 2004, are based on 102,266,230 and 94,376,611 shares, respectively, of weighted average common shares outstanding. The same figures for the three month period then ended are based upon 102,794,142 and 95,821,138 weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

(9)  Income Taxes

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

(10) Uncertainty

     Igene has incurred net losses in each year of its existence, aggregating approximately $41,500,000 from inception to June 30, 2005 and its liabilities exceeded its assets by approximately $15,170,000 at that date. These factors indicate that Igene will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

     The continuing successful marketing of Igene's product, AstaXin(R), has permitted Igene the opportunity to attract additional capital through it's Joint Venture with Tate & Lyle. Igene began manufacturing and selling AstaXin(R) during 1998 and has continued to do so to date, attempting to increase sales and manufacturing levels. Igene believes this technology to be highly marketable. Igene hopes to continue increasing sales of AstaXin(R), eventually achieving gross profits and, subsequently, profitable operations, although the achievement of these cannot be assured.

(11) Stock Based Compensation

     The Company accounts for its stock based compensation plans under the recognition and measurement principles of APB opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock option based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and disclosure provisions of SFAS No. 148, "Accounting for Stock-Based
     Compensation-Transition and Disclosure", to stock-based employee compensation for the three and six months ended June 30:




                              -15-

                                    IGENE Biotechnology, Inc. and Subsidiary
                                   Notes to Consolidated Financial Statements
                                                  (continued)

                                                        Three months ended          Six months ended
                                                     _________________________   _________________________
                                                       June 30,     June 30,       June 30,     June 30,
                                                          2005         2004           2005         2004
                                                     ____________ ____________   ____________ ____________
  Net loss:
  As reported                                        $  (532,838) $  (600,845)   $  (920,875) $  (913,468)

  Less pro forma stock-based employee
     compensation expense determined under
     fair value based method net of related
     tax effects                                             ---     (156,892)           ---     (330,447)
                                                     ____________ ____________   ____________ ____________

  Net loss                                           $  (532,838) $  (757,737)   $  (920,875) $(1,243,915)
                                                     ============ ============   ============ ============
  Net loss per Share:
    Basic - as reported                              $     (0.01) $     (0.01)   $     (0.01) $     (0.01)
    Basic - pro forma                                $     (0.01) $     (0.01)   $     (0.01) $     (0.01)
    Diluted - as reported                            $     (0.01) $     (0.01)   $     (0.01) $     (0.01)
    Diluted - pro forma                              $     (0.01) $     (0.01)   $     (0.01) $     (0.01)


(12) Recent Accounting Pronouncements

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

Overview of Financial Position

    During the six-month periods ended June 30, 2005 and 2004, in addition to the Joint Venture discussed in more detail below, the following actions materially affected the Company's financial position.

   -  Increases  in  accounts  payables  and accrued expenses  of
      $481,428 and decreases  in  accounts  receivable of $17,845
      were sources of cash.   These were reduced by increases due
      from Joint Venture of $466,070.

   -  The  carrying   value  of  redeemable preferred  stock  was
      increased  for  $5,922  in  2005  and  $37,058   in   2004,
      reflecting  cumulative  unpaid  dividends   on   redeemable
      preferred stock.

   - During the six months ended June 30, 2004, 194,596 shares of redeemable preferred stock, with a recorded aggregate value of $1,807,160, were converted into 389,192 shares of common stock. This portion included the 8% Cumulative Convertible Preferred Stock, Series B preferred securities and has relieved the Company of this amount from long-term debt.

   - During the six months ended June 30, 2004, $190,000 of the $1,000,000 of Convertible Debentures issued as part of the 2001 ProBio purchase, were converted to common stock. These shares were converted at $.10 per share, for a total of 1,900,000 shares. These shares were issued and the notes cancelled, which relieved the Company of $190,000 of long-term debt.


In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of June 30, 2005, total dividends in arrears on Igene's preferred stock total $198,416 ($10.72 per share) and are included in the carrying value of the redeemable preferred stock.










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

     The Joint Venture entered into a lease of real property with an affiliate of Tate & Lyle in Selby, England upon which the new manufacturing facility has been constructed and operated by the Joint Venture.

Results of Operations
_____________________

Sales and other revenue

     As part of the Joint Venture agreement, all sales are recognized through the Joint Venture. Therefore, Igene recorded no sales of AstaXin(R) during the six months ended June 30, 2005 or 2004. Sales have been limited in the past quarters due to insufficient production quantity. Management anticipates that the Joint Venture with Tate & Lyle will provide a more dependable product flow. However, there can be no assurance of the dependability of production, or that any increases in sales will occur, or that they will be material.

Cost of sales and gross profit

     As with sales revenue, all cost of sales and gross profits are recognized through the Joint Venture company. Igene reported no gross profit on sales of AstaXin(R) for the six months ended June 30, 2005 or 2004. The Company attributes this modest gross profit to a combination of pricing pressure in the market and inefficiencies in production. Management expects the level of gross profit to improve in the future as a percentage of sales. Demand is expected to increase as the Company increases customer usage and market share. Management expects the level of gross profit to improve with expected increases in production efficiency received from the Joint Venture with Tate & Lyle offsetting pricing competition, but can provide no assurances of future increased production or gross profit.





                              -18-
            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Marketing and selling expenses

     For the quarters ended June 30, 2005 and 2004, Igene recorded marketing and selling expense in the amount of $70,876 and $161,245, respectively, a decrease of $90,369 or 56%. For the six months ended June 30, 2005 and 2004, Igene recorded marketing and selling expense in the amount of $119,164 and
$209,267, respectively, a decrease of $90,103 or 43%. The current period marketing and selling expense decreased as a result of the 2004 recognition of the expense associated with the shares issued to Fermtech. As Mr. Benjaminsen remained employed by Igene through 2003, 1,000,000 of the escrowed shares of common stock were delivered to Fermtech. A marketing and selling expense of $110,000 was recognized in the second quarter of 2004 as a result of the issuance of the shares of common stock. As Mr. Benjaminsen remained employed by Igene through 2005, the remaining 1,000,000 escrowed shares will be released from escrow and delivered to Fermtech. This cost will be recognized in the latter half of 2005, leveling the costs with the 2004 expense. As a result of the Joint Venture with Tate & Lyle, Igene is expecting an increase in salable product with a corresponding increase in marketing and sales costs at the point the new facility increases its level of production. Additionally, as a result of the Joint Venture, these expenses are reimbursed to Igene. However, no assurances can be made in regards to increased production from the new facility nor with regard to the corresponding increase in marketing and selling costs.

Research, development and pilot plant expenses

     For the quarter ended June 30, 2005 and 2004, Igene recorded research and development costs in the amount of $217,082 and $195,522, respectively, a increase of $21,560 or 11%. For the six months ended June 30, 2005 and 2004, Igene recorded research and development costs in the amount of $383,089 and $403,932, respectively, a decrease of $20,843 or 5%. These costs are expected to remain relatively constant in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, developing higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology. Igene is hoping this will lead to an increase in salable product at a reduced cost to Igene and the Joint Venture. However no assurances can be made in that regard. These costs are currently funded through reimbursement from the Joint Venture.

Operating expenses

     General and administrative expenses for the quarter ended June 30, 2005 and 2004 were $246,592 and $210,950 respectively, an increase of $35,642 or 17%. General and administrative expenses for the six months ended June 30, 2005 and 2004 were
$435,500 and $360,828 respectively, an increase of $74,672 or 21%. These costs are expected to remain constant at this current level. Cost increases are due to increased reporting costs. Igene works to keep overhead costs at a reduced level and spend funds on research and development efforts. A portion of this cost is funded by reimbursement through the Joint Venture and the remainder will need to be funded through profitable operations or through contributions from directors; though neither of these can be assured.

Litigation expenses

     Previously reported litigation (original lawsuit filed July 21, 1997, U.S. District Court, Baltimore, MD) between Archer Daniels Midland, Inc. ("ADM") and Igene, involving allegations of patent infringement and counterclaims concerning the theft of trade secrets, was resolved on September 29, 2003. Resolution of the dispute between ADM and Igene did not result in an unfavorable outcome to Igene. Igene will continue to make and sell its product, AstaXin(R). The Company incurred $27,500 of litigation expenses for the three months ended June 30, 2004, and $40,580 for the six months ended June 30, 2004. During the six months ended June 30, 2004, 250,000 shares were issued to the Company attorney, as a bonus in connection with the settlement of the ADM matter. These shares were issued at an estimated value of $.11 per share, aggregating $27,500. These costs were expensed in the second quarter as part of the litigation expense. With the settlement of this matter, no costs were incurred in 2005.




                              -19-
            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Interest expense

     Interest expense for the quarters ended June 30, 2005 and 2004 was $192,709 and $216,015, respectively, a decrease of $23,306 or 11%. For the six months ended June 30, 2005 and 2004, interest expense was $405,789 and $439,976, respectively, an decrease of $34,187 or 8% The interest expense was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debenture in both periods. It is expected this number may decrease due to the conversions by holders of long term debt to equity. This decrease is due mainly to reduced cumulative dividends accrued from preferred stock which was recorded as interest expense

Loss on disposal

     During the second quarter of 2005, Igene wrote off a portion of a receivable for the sale of equipment it had determined would not be of use in the new Selby facility and recorded a loss of $50,000.

Net loss and basic and diluted net loss per common share

     As a result of the foregoing, the Company reported net losses of $532,838 and $600,845, respectively, for the quarters ended June 30, 2005 and 2004, a decrease in the loss of $68,007 or 11%. This represents a loss of $.01 per basic and diluted common share in the quarters ended June 30, 2005 and 2004. The weighted average number of shares of common stock outstanding of 102,794,142 and 95,821,138 for the quarters ended June 30, 2005 and 2004, respectively, increased by 6,973,004 shares. This resulted from the weighted average adjustments of the following transactions: the issuance of 1,050,000 shares issued in conversion of debentures, 4,511,656 shares issued to the manufacturer as part of the agreement, and 400,000 shares issued as part of employee stock option exercises.

Liquidity and Capital Resources

     Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of June 30, 2005, Igene had negative working capital of $818,279, and cash and cash equivalents of $47,112. Currently Igene is also funded by research and development reimbursements from the Joint Venture.

    Cash provided by operating activities during the six-month period ended June 30, 2005 and 2004 amounted to $303,012 and $120,386, respectively, an increase in cash provided of $182,626.

    Cash used by investing activities during the six-month period ended June 30, 2005 and 2004 amounted to $466,070 and $202,060, respectively, an increase of $264,010, from increases in advances to the Joint Venture.

    Cash provided by financing activities for the six-month period ended June 30, 2005 and 2004 amounted to $5,922 and $55,185, respectively, a decrease of $49,263. Financing activities consisted primarily of employee stock option plan purchases and increases in preferred stock for cumulative dividends classified as interest.

    On June 15th 2005, the Company executed a limited guarantee for one of the debt obligations of the Joint Venture, guaranteeing up to 4,200,000 British pounds sterling and subsequently entered into an agreement with Tate & Lyle to arrange funds for the Joint Venture, without recourse to Igene Biotechnology, Inc., until the Joint Venture produces a regular monthly cash flow, the Joint Venture has not met the cash flow requirements.

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

     The Company does not believe that inflation has had a significant impact on its operations during the six-month periods ended June 30, 2005 and 2004.



                              -20-
            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
                     Controls and Procedures

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












































                              -21-
                    IGENE Biotechnology, Inc.
                             PART II
                        OTHER INFORMATION

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

Item 3.  Defaults Upon Senior Securities.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of June 30, 2005, total dividends in arrears on the Company's preferred stock total $198,416 ($10.72 per share) and are included in the carrying value of the redeemable preferred stock.

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



























                              -22-

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











































                              -23-
                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                IGENE BIOTECHNOLOGY, INC.
                                ________________________________
                                (Registrant)




Date   February 15, 2006     By /s/STEPHEN F. HIU
                                ________________________________
                                   STEPHEN F. HIU
                                   President




Date   February 15, 2006     By /s/EDWARD J. WEISBERGER
                                ________________________________
                                   EDWARD J. WEISBERGER
                                   Chief Financial Officer




































                              -24-
                          EXHIBIT INDEX


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