Form 10QSB
period 2005-09-30
IGENE BIOTECHNOLOGY INC
filed 2006-03-15
CIK 793160

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB

(Mark One)
[x] Quarterly report under Section 13 or 15(D) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2005

[ ]  Transition report under Section 13 or 15(D) of the
     Exchange Act

 For the transition period from __________ to __________

                 Commission file number 0-15888
                 ______________________________

                   IGENE Biotechnology, Inc.
   ________________________________________________________
   (Exact name of Small Business Issuer as Specified in its
                           Charter)

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

Yes     [x]          No      [ ]

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

Yes     [ ]          No      [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
106,003,661 shares of common stock, par value $.01, as of
_________________________________________________________
February 1, 2006.
_________________

Transitional Small Business Disclosure Format (check one):

Yes     [ ]          No       [x]

                           FORM 10-QSB
                    IGENE Biotechnology, Inc.


                              INDEX



PART I    -     FINANCIAL INFORMATION

                                                            Page

     Consolidated Balance Sheets .........................  5-6

     Consolidated Statements of Operations ...............  7

     Consolidated Statements of Stockholders' Deficiency..  8

     Consolidated Statements of Cash Flows ...............  9

     Notes to Consolidated Financial Statements ..........  10-17

     Management's Discussion and Analysis of Financial
     Conditions and Results of Operations ................  18-22

     Controls and Procedures .............................  23


PART II   -     OTHER INFORMATION ........................  24

SIGNATURES ...............................................  25

EXHIBIT INDEX ............................................  26

                    IGENE BIOTECHNOLOGY, INC.

           QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

             OF THE SECURITIES EXCHANGE ACT OF 1934

                             PART I
                      FINANCIAL INFORMATION

                              IGENE Biotechnology, Inc.  and Subsidiary
                                    Consolidated Balance Sheets

                                                            September 30,    December 31,
                                                                    2005            2004
                                                            _____________   _____________
                                                             (Unaudited)
ASSETS
CURRENT ASSETS

  Cash and cash equivalents                                 $     30,819    $    204,248
  Accounts receivable                                             15,227          79,638
  Prepaid expenses and other current assets                        9,361          10,764
                                                            _____________   _____________

     TOTAL CURRENT ASSETS                                         55,407         294,650

  Property and equipment, net                                    110,468         124,904
  Loans receivable from manufacturing agent                       70,982          70,982
  Investment in and advances to unconsolidated joint venture         ---             ---
  Other assets                                                     5,125           5,125
                                                            _____________   _____________

     TOTAL ASSETS                                           $    241,982    $    495,661
                                                            =============   =============


































The accompanying notes are an integral part of the financial statements.

                               -5-

                            IGENE Biotechnology, Inc. and Subsidiary
                                  Consolidated Balance Sheets
                                         (continued)
                                                                September 30,    December 31,
                                                                        2005            2004
                                                                _____________   _____________
                                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                         $     94,184    $     78,472
  Convertible debenture                                              705,000         705,000
  Accrued interest                                                    29,375          11,750
                                                                _____________   _____________

     TOTAL CURRENT LIABILITIES                                       828,559         795,222

LONG-TERM LIABILITIES
  Notes payable                                                    5,842,267       5,842,267
  Convertible debentures                                           3,814,212       3,814,212
  Accrued interest                                                 4,700,261       4,148,681

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred
     stock, 8% cumulative, convertible,
     voting, series A, $.01 par value per
     share. Stated value was $ 18.88
     and $18.40, respectively.  Authorized
     1,312,500 shares, issued 18,509                                 349,450         340,566
                                                                _____________   _____________

     TOTAL LIABILITIES                                            15,534,749      14,940,948
                                                                _____________   _____________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $.01 par value per share.
     Authorized 750,000,000 shares;
     issued and outstanding 105,003,661
     and 101,732,453 shares, respectively.                         1,050,037       1,017,325
  Additional paid-in capital                                      25,360,926      25,138,748
  Accumulated Deficit                                            (41,703,730)    (40,601,360)
                                                                _____________   _____________

     TOTAL STOCKHOLDERS' DEFICIENCY                              (15,292,767)    (14,445,287)
                                                                _____________   _____________

     TOTAL LIABILITIES AND
     STOCKHOLDERS' DEFICIENCY                                   $    241,982    $    495,661
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

                               -6-

                                     IGENE Biotechnology, Inc. and Subsidiary
                                       Consolidated Statements of Operations
                                                   (Unaudited)

                                                           Three months ended              Nine months ended
                                                      ____________________________    ____________________________
                                                      September 30,  September 30,    September 30,  September 30,
                                                              2005           2004             2005           2004
                                                      _____________  _____________    _____________  _____________
EQUITY IN REPAID ADVANCES (LOSS) OF JOINT VENTURE     $     52,886   $    (14,636)    $   (413,184)  $   (216,696)

OPERATING EXPENSES
__________________

  Marketing and selling                                     44,934         45,536          164,098        254,803
  Research, development and pilot plant                    196,072        227,103          579,161        631,035
  General and administrative                               186,104        154,077          621,604        514,905
  Litigation expense                                           ---            ---              ---         40,580
  Operating expenses reimbursed by Joint Venture          (418,657)      (420,519)      (1,357,394)    (1,163,694)
                                                      _____________   ____________     ____________   ____________

          TOTAL OPERATING EXPENSES                           8,453          6,197            7,469        277,629
                                                      _____________   ____________     ____________   ____________

          OPERATING PROFIT (LOSS)                           44,433        (20,833)        (420,653)      (494,325)

GAIN (LOSS) ON DISPOSAL                                      3,006            ---          (46,994)           ---
INTEREST EXPENSE                                          (228,934)      (194,432)        (634,723)      (634,408)
                                                      _____________   ____________     ____________   ____________

          NET LOSS                                    $   (181,495)   $  (215,265)     $(1,102,370)   $(1,128,733)
                                                      =============   ============     ============   ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE           $      (0.00)         (0.00)     $     (0.01)         (0.01)
                                                      =============   ============     ============   ============




































The accompanying notes are an integral part of the financial statements.

                               -7-

                                            IGENE Biotechnology, Inc. and Subsidiary
                                      Consolidated Statements of Stockholders' Deficiency
                                                           (Unaudited)


                                                                                 Additional                      Total
                                                            Common Stock          Paid-in      Accumulated    Stockholders'
                                                           (shares/amount)        Capital        Deficit       Deficiency
                                                      ________________________  _____________  _____________  _____________
Balance at January 1, 2004                             92,747,469  $  927,475   $ 22,556,553   $(39,291,395)  $(15,807,367)

Conversion of redeemable preferred stock                  389,192       3,892      1,803,268            ---      1,807,160

Shares issued for manufacturing agreement               2,382,907      23,829        266,682            ---        290,511

Shares reissued for ProBio agreement                    1,000,000      10,000        100,000            ---        110,000

Conversion of ProBio debentures                         1,900,000      19,000        171,000            ---        190,000

Shares issued for payment of legal services               250,000       2,500         25,000            ---         27,500

Conversion of Notes Payable                                 5,000          50            325            ---            375

Exercise of employee stock options                        350,000       3,500         16,250            ---         19,750

Net loss for the nine months ended September 30, 2004         ---         ---            ---     (1,128,733)    (1,128,733)
                                                      ============ ===========  =============  =============  =============

Balance at September 30, 2004                          99,024,568  $  990,246   $ 24,939,078   $(40,420,128)  $(14,490,804)

                                                      ============ ===========  =============  =============  =============

Balance at January 1, 2005                            101,732,453  $1,017,325   $ 25,138,748   $(40,601,360)  $(14,445,287)

Shares issued for manufacturing agreement               3,271,208      32,712        222,178            ---        254,890

Net loss for the nine months ended September 30, 2005         ---         ---            ---     (1,102,370)    (1,102,370)
                                                      ============ ===========  =============  =============  =============

Balance at September 30, 2005                         105,003,661  $1,050,037   $ 25,360,926   $(41,703,730)  $(15,292,767)
                                                      ============ ===========  =============  =============  =============































The accompanying notes are an integral part of the financial statements.

                               -8-

                           IGENE Biotechnology, Inc. and Subsidiary
                             Consolidated Statements of Cash Flows
                                         (Unaudited)

                                                                         Nine months ended
                                                                 ________________________________
                                                                  September 30,     September 30,
                                                                          2005              2004
                                                                 ______________    ______________
Cash flows from operating activities
  Net loss                                                       $  (1,102,370)    $  (1,128,733)
  Adjustments to reconcile net loss to net cash provided
  by operating activities:
     Depreciation                                                       14,436            14,436
     Issuance of Shares to Fermtech per ProBio agreement                   ---           110,000
     Manufacturing cost paid in shares of common stock                 254,890           290,511
     Issuance of common stock for legal services                           ---            27,500
     Equity in loss of joint venture                                   413,184           216,696
     Increase in preferred stock for cumulative dividend
     classified as interest                                              8,884            40,019
     Loss on receivable form disposal of equipment                      46,994               ---

     Decrease (increase) in:
        Accounts receivable                                             17,418           (42,637)
        Prepaid expenses and other current assets                        1,403            28,148

     Increase (decrease) in:
        Accounts payable and accrued expenses                          584,916           591,641

                                                                 ______________    ______________

  Net cash provided by operating activities                            239,755           107,562
                                                                 ______________    ______________

Cash flows from investing activities
  Advances to joint venture                                           (413,184)         (216,696)
                                                                 ______________    ______________

  Net cash used in investing activities                               (413,184)         (216,696)
                                                                 ______________    ______________

Cash flows from financing activities
  Repayment of borrowing                                                   ---              (125)
  Payment of equipment lease                                               ---            (1,498)
  Proceeds from exercise of employee stock options                         ---            19,750
                                                                 ______________    ______________

  Net cash provided by financing activities                                ---            58,146
                                                                 ______________    ______________

  Net decrease in cash and cash equivalents                           (173,429)          (50,988)

  Cash and cash equivalents at beginning of period                     204,248            63,075
                                                                 ______________    ______________

  Cash and cash equivalents at end of period                     $      30,819     $      12,087
                                                                 ==============    ==============

Supplementary disclosure and cash flow information
__________________________________________________

Cash paid for interest                                           $      21,150     $      24,347
Cash paid for income taxes                                                 ---               ---

See Note (3) for non-cash investing and financing activities.









The accompanying notes are an integral part of the financial statements.

                               -9-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements

(1)  Unaudited consolidated financial statements

     The September 30, 2005, consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operation and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of
     America. This quarterly report on Form 10-QSB should be read in conjunction with Igene's Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

     In an effort to develop a dependable source of production, on March 19, 2003, Tate & Lyle PLC ("Tate & Lyle") and Igene Biotechnology, Inc. announced a 50:50 Joint Venture to produce AstaXin(R) for the aquaculture industry. Production utilizes Tate & Lyle's fermentation capability together with the unique technology developed by Igene. Part of Tate & Lyle's existing Selby, England, citric acid facility has been modified to include the production of 1,500 tons per annum of this product. Tate & Lyle's investment of $25 million includes the contribution of certain of its facility assets currently used in citric acid production. Commercial production has commenced.

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

     During the nine months ended September 30, 2004, 250,000 shares were issued to the Company's attorney in connection with the settlement of the ADM matter. These shares were issued at an estimated value of $.11 per share, aggregating $27,500. These costs were expensed in the second quarter.




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

     During the nine months ended September 30, 2005 and 2004, Fermic, Igene's manufacturing agent, earned 3,271,208 and 2,382,907 shares, respectively, of common stock as part of the manufacturing agreement. Fermic earns 2,250 shares of common stock for each kilogram of pure Astaxanthin produced and delivered as part of the manufacturing agreement. The average price is based on the market value of the shares at the time the product is produced. Fermic can earn up to 20,000,000 shares in total under the contract. The 3,271,208 shares were earned at an average price of $.076 per share for 2005, and 2,382,907 shares were earned at an average price of $.122 per share for 2004. Through September 30, 2005, 18,001,222 shares have been earned. Any shares earned by Fermic will be issued on a quarterly basis. Igene relied on Section 4(2) of the Securities Act of 1933, as amended, to issue the shares to Fermic without registration under that act. Igene relied on the representations and warranties of Fermic made in the manufacturing agreement in claiming the aforementioned exemption.

     During the nine months ended September 30, 2005 and 2004, the Company recorded dividends in arrears on 8% redeemable preferred stock cumulating at $.48 per share aggregating $8,884 and $40,019, respectively on preferred stock. The interest is included in the carrying value of the redeemable preferred stock. In accordance with FASB 150, the dividends accrued in the third quarter 2003 and thereafter have been reclassified to interest expense. This reclassification increases interest expense $8,884 and $40,019 for the nine months ended September 30, 2005 and September 30, 2004, respectively.

     In February, 2003, Igene sold its subsidiary ProBio to Fermtech AS in exchange for aggregate consideration valued at approximately $343,000, consisting of 7,000,000 shares of Igene common stock (including 2,000,000 shares that were placed into escrow and may be reissued to Fermtech as described below), valued for the purposes of the acquisition at $.03 per share, plus forgiveness of approximately $168,000 of debt that Igene owed to ProBio at the time of purchase in 2001. The escrowed 2,000,000 shares were to be earned by Fermtech based upon Mr. Benjaminsen's continued employment with the Company. As Mr. Benjaminsen remained employed by Igene through 2003, 1,000,000 of the escrowed shares of common stock were delivered to Fermtech. These shares were expensed in the second quarter of 2004, as a marketing expense of $110,000. Mr. Benjaminsen remained employed by Igene through February 2005, and the remaining 1,000,000 escrowed shares will be released from escrow and delivered to Fermtech. The expenses incurred by the Company related to the delivery of the remaining escrowed shares will be determined by the market value of the stock at the time of delivery.

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

     As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now takes place in the unconsolidated Joint Venture. From inception on March 18, 2003 through September 30, 2005, Igene's portion of the Joint Venture's net loss was $9,695,820. The loss was a result of a 50% interest in the following: Gross profit from inception was a negative $9,541,088 on sales of $15,332,400, less manufacturing cost of $24,873,488.
     Selling and general and administrative expenses were $8,559,077 and interest expense was $1,291,475. The resulting loss before tax was $19,391,640. Igene's 50% portion of the Joint Venture loss was $9,695,820.

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

     At September 30, 2005, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of its $322,869 and its net advances to the Joint Venture amounted to $1,098,622, for a total of $1,421,491. For the year ended December 31, 2004, Igene recognized $1,008,307 of the $4,887,494 loss which existed as part of the Joint Venture in that year. In the first six months of 2005, Igene recognized losses to the extent of the increase in the advance $466,070, the June 30, 2005 balance of $1,474,377, less the December 31, 2004 balance of $1,008,307. For the three months ended September 30 2005, Igene will reduce the amount recognized as the amount of the advance for that period was reduced by $52,886 (the difference between the reduced September 30, 2005 balance of $1,421,491 and the June 30, 2005 balance of $1,474,377).
     The resulting increase in the suspended loss for the quarter is $1,656,386 (the sum of the loss for the 3rd Quarter, $1,603,500 plus the amount additionally suspended based upon the reduction of the Advances to the Joint Venture of $52,886). The cumulative suspended loss at September 30, 2005 is $8,274,329 and it will be carried forward to offset Igene's share of earnings from the Joint Venture, if any. The balance in the Advances to and Investment in Joint Venture account on the Company's financial statements is zero at September 30, 2005.

     The  following condensed statement displays the activity  of the Joint Venture for the period of initial investment at March 18, 2003 in the Joint Venture through September 30, 2005. As shown 50% of the activity is recorded as part of Igene's Financial Statements as loss from investment in Joint Venture:




                              -12-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)


                                                                  September 30,
                                                                          2005
                                                                 ______________
                                                                  (Unaudited)
     ASSETS
     CURRENT ASSETS
       Cash                                                      $   9,138,000
       Accounts Receivable                                           2,082,000
       Inventory                                                     2,174,000
                                                                 ______________
                                                                    13,394,000
     OTHER ASSETS
       Fixed Assets Receivable                                      22,889,000
       Intellectual property                                        24,614,000
                                                                 ______________
          TOTAL ASSETS                                           $  60,897,000
                                                                 ==============

     LIABILITIES AND EQUITY

     CURRENT LIABILITIES
       Accounts payable and accrued expenses                     $  15,341,000
       Working capital loan                                         12,934,000
                                                                 ______________
          TOTAL LIABILITIES                                         28,275,000
      Equity                                                        32,622,000
                                                                 ______________
          TOTAL LIABILITIES AND EQUITY                           $  60,897,000
                                                                 ==============


                                                          Period from March 18, 2003
                                                           (initial investment) to
                                                              September 30, 2005
                                                          __________________________
                                                                  (unaudited)
     Net Sales                                                   $  15,332,400
     Less: manufacturing cost                                      (24,873,488)
                                                                 ______________
     Gross Profit (Loss)                                            (9,541,088)
     Less: selling, general and administrative                      (8,559,077)
                                                                 ______________
     Operating Loss                                                (18,100,165)
     Interest Expense                                               (1,291,475)
                                                                 ______________
     Net Loss                                                    $ (19,391,640)
                                                                 ==============
     Igene's 50% equity interest in the net loss                 $  (9,695,820)
     Igene's Investment in and Advances to the Joint Venture        (1,421,491)
                                                                 ______________
     Igene's suspended loss at September 30, 2005                $  (8,274,329)
                                                                 ==============


     The following statement displays the significant activity for the Joint Venture for the three and nine months ended September 30, 2005. As shown, 50% of the activity is recorded as part of Igene's Financial Statements as loss from investment in Joint Venture:











                              -13-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)


                                                       Three Months          Nine Months
                                                          Ended                 Ended
                                                    September 30, 2005    September 30, 2005
                                                    __________________    __________________
  Net Sales                                         $       2,815,000     $       8,548,400
  Less: manufacturing cost                                 (4,668,000)          (13,733,488)
                                                    __________________    __________________
  Gross Profit (Loss)                                      (1,853,000)           (5,185,088)
  Less: selling, general and admin                         (1,267,000)           (3,291,077)
                                                    __________________    __________________
  Operating Loss                                           (3,120,000)           (8,476,165)
  Interest Expense                                            (87,000)           (1,140,475)
                                                    __________________    __________________
  Loss before tax                                   $      (3,207,000)    $      (9,616,640)
                                                    ==================    ==================

  50% equity interest Igene                         $      (1,603,500)    $      (4,808,320)
  Igene's (additional)/reduced Investment in
     and Advances to the Joint Venture                         52,886              (413,184)
                                                    __________________    __________________
  Igene's suspended loss for the period             $      (1,656,386)    $      (4,395,136)
                                                    ==================    ==================


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

(7)  Stockholders' Deficiency

     As  of  September,  2005  37,018 shares  of  authorized  but
     unissued   common  stock  were  reserved  for   issue   upon
     conversion of the Company's outstanding preferred stock.

     As of September 30, 2005, 73,954,500 shares of authorized but unissued common stock were reserved for issue and exercise pursuant to the Company's Employee Stock Option
     Plans.

     As of September 30, 2005 10,000,000 shares of authorized but unissued common stock were reserved for distribution and exercise pursuant to a stock option agreement with past officers of the Company.

     As of September 30, 2005 17,565,970 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $1,082,500 held by directors of the Company.

     As of September 30, 2005 66,427,651 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $3,414,212 held by directors of the Company.





                              -14-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

     As of September 30, 2005 7,050,000 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $705,000 and $810,000, respectively, issued as part of the purchase of ProBio.

     As of September 30, 2005 205,261,073 shares of authorized but unissued common stock were reserved for the exercise of outstanding warrants.

     As of September 30, 2005 1,998,778 shares of authorized but unissued common stock were reserved for issuance to the Company's contract manufacturer pursuant to the terms of the current manufacturing contract.

(8)  Basic and diluted net loss per common share

     Basic  and  diluted net loss per common share for the  nine-
     month periods ended September 30, 2005 and 2004, are based on 102,838,685 and 95,594,321 shares, respectively, of weighted average common shares outstanding. The same figures for the three month periods then ended are based upon 105,107,398 and 98,003,270 weighted average common shares outstanding. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends in arrears on preferred stock in the amount of $8,884 and $40,019 for the nine months ended September 30, 2005 and 2004, respectively. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

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

(10) Uncertainty

     Igene has incurred net losses in each year of its existence, aggregating approximately $41,700,000 from inception to September 30, 2005 and its liabilities exceed its assets by approximately $15,290,000 at that date. These factors indicate that Igene will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

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












                              -15-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

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

                                                     Three months ended            Nine months ended
                                                ____________________________  ____________________________
                                                September 30,  September 30,  September 30,  September 30,
                                                        2005           2004           2005           2004
                                                _____________  _____________  _____________  _____________
     Net loss:
       As reported                              $   (181,495)  $   (215,265)  $ (1,102,370)  $ (1,128,733)
     Less pro forma stock-based employee
       compensation expense determined under
       fair value based method net of related
       tax effects                                       ---     (1,317,790)           ---     (1,648,237)
                                                _____________  _____________  _____________  _____________
     Net loss                                   $   (181,495)  $ (1,533,055)  $ (1,102,370)  $ (2,776,970)
                                                =============  =============  =============  =============
     Net loss per Share:
       Basic - as reported                      $      (0.00)  $      (0.00)  $      (0.01)  $      (0.01)
       Basic - pro forma                        $      (0.00)  $      (0.02)  $      (0.03)  $      (0.03)

       Diluted - as reported                    $      (0.00)  $      (0.00)  $      (0.01)  $      (0.01)
       Diluted - pro forma                      $      (0.00)  $      (0.02)  $      (0.03)  $      (0.03)



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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces
     APB  Opinion  No. 20 Accounting Changes and   SFAS   No.  3,
     "Reporting   Accounting   Changes   in   Interim   Financial
     Statements-An  Amendment of APB Opinion No. 28."   SFAS  154
     requires   retrospective  application  to   prior   periods'
     financial statement of a voluntary change in accounting principal unless it is not practical. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter
     of  fiscal  2007.   Although  the Company  will  continually
     evaluate  its  accounting  policies,  management  does   not
     currently believe adoption will have a material impact on the Company's results of operations, cash flows or financial position.






                              -16-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)


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

Overview of Financial Position

     During the nine-month periods ended September 30, 2005 and 2004, in addition to the Joint Venture discussed in more detail below, the following actions affected the Company's financial position.


   -  Increases  in  accounts  payables  and accrued expenses  of
      $584,916  and  decreases  in accounts receivable of $17,418
      were  sources  of  cash.   This was reduced by increases in
      advances to the Joint Venture of $413,184.

   - The carrying value of redeemable preferred stock was increased by $8,884 in 2005 and $40,019 in 2004, reflecting cumulative unpaid dividends on redeemable preferred stock.

   - During the nine months ended September 30, 2004, 194,596 shares of redeemable preferred stock, with a recorded aggregate value of $1,807,160, were converted into 389,192 shares of common stock. This portion included the 8% Cumulative Convertible Preferred Stock, Series B preferred securities and has relieved the Company of this amount from long-term debt.

   - During the nine months ended September 30, 2004, $190,000 of the $1,000,000 of Convertible Debentures issued as part of the 2001 ProBio purchase, were converted to common stock. These shares were converted at $.10 per share, for a total of 1,900,000 shares. These shares were issued and the notes cancelled, which relieved the Company of $190,000 of long-term debt.

   - Proceeds of employee stock options provided $19,750 in cash flows in 2004.

During 2005, the Joint Venture began commercial production. Through the period this plant has been in the start-up phase. This has resulted in the reported losses for the quarter and year-to-date as equipment is brought on-line and initially utilized for production activity.








                              -18-
            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

      In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of September 30, 2005, total dividends in arrears on Igene's preferred stock total $201,378 ($10.88 per share) and are included in the carrying value of the redeemable preferred stock.

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

Results of Operations
_____________________

Sales and other revenue

    As part of the Joint Venture Agreement, all further sales are recognized through the Joint Venture. Therefore, Igene recorded no sales of AstaXin(R) during the nine months ended September 30, 2005 or 2004. Sales have been limited in the past quarters due to insufficient production quantity. Management anticipates that the Joint Venture with Tate & Lyle will provide a more dependable product flow. However, there can be no assurance of the dependability of production, or that any increases in sales will occur, or that they will be material.








                              -19-
            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Cost of sales and gross profit

    As with sales revenue, future cost of sales and gross profits are recognized through the Joint Venture. Igene reported no gross profit on sales of AstaXin(R) for the nine months ended September 30, 2005 or 2004. The Company attributes the fall in gross profit to a combination of pricing pressure in the market and inefficiencies in production. Management expects the level of gross profit to improve in the future as a percentage of sales. Management expects the level of gross profit to improve through the Joint Venture, with expected increases in production efficiency received from the Joint Venture with Tate & Lyle offsetting pricing competition, but can provide no assurances of future increased production or gross profit. No cost of sales were recorded for the nine month period ended September 30, 2005 or 2004.

Marketing and selling expenses

     For the quarters ended September 30, 2005 and 2004, Igene recorded marketing and selling expense in the amount of $44,934 and $45,536, respectively, a decrease of $602 or 1%. For the nine months ended September 30, 2005 and 2004, Igene recorded marketing and selling expense in the amount of $164,098 and
$254,803, respectively, a decrease of $90,705 or 36%. The marketing and selling expense increased during the second quarter of 2004 as a result of recognizing the expense associated with the shares issued to Fermtech. As Mr. Benjaminsen remained employed by Igene through 2004, 1,000,000 of the escrowed shares of common stock were delivered to Fermtech. A marketing and selling expense of $110,000 was recognized in the second quarter as a result of the issuance of the shares of common stock. As Mr. Benjaminsen remained employed by Igene through 2005, the remaining 1,000,000 escrowed shares will be released from escrow and delivered to Fermtech. As a result of this a similar expense to 2004 will be recorded in the fourth quarter of 2005. As a result of the Joint Venture with Tate & Lyle, Igene is expecting an increase in salable product with a corresponding increase in marketing and sales costs once the new facility increases its level of production. Additionally, as a result of the Joint Venture, these expenses are reimbursed to Igene. However, no assurances can be made in regards to increased production from the new facility nor with regard to the corresponding increase in marketing and selling costs.

Research, development and pilot plant expenses

     For the quarter ended September 30, 2005 and 2004, Igene recorded research and development costs in the amount of $196,072 and $227,103, respectively, a decrease of $31,031 or 14%. For the nine months ended September 30, 2005 and 2004, Igene recorded research and development costs in the amount of $579,161 and $631,035, respectively, a decrease of $51,874 or 8%. These costs are expected to remain relatively constant in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, developing higher yielding strains of yeast and making other improvements in the Company's AstaXin(R) technology. Igene is hoping this will lead to an increase in salable product at a reduced cost to Igene and the Joint Venture. However no assurances can be made in that regard. These costs are currently funded through reimbursement from the Joint Venture.

Operating expenses

     General and administrative expenses for the quarter ended September 30, 2005 and 2004 were $186,104 and $154,077 respectively, an increase of $32,027 or 21%. General and administrative expenses for the nine months ended September 30, 2005 and 2004 were $621,604 and $514,905 respectively, an increase of $106,699 or 21%. Increases in general and administrative expenses are due mainly to increased audit costs. These costs are expected to remain constant. Igene is working to keep overhead costs at a reduced level and spend funds on research and development efforts. A portion of these costs are funded by reimbursement through the Joint Venture and the remainder will need to be funded through profitable operations or through contributions from directors; though neither of these can be assured.





                              -20-
            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

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

Interest expense

     Interest expense for the quarters ended September 30, 2005 and 2004 was $228,934 and $194,432, respectively, an increase of $34,502 or 18%. For the nine months ended September 30, 2005 and 2004, interest expense was $634,723 and $634,408, respectively, an increase of $315 or less than 1% The interest expense was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debenture in both periods. This number may decrease as the interest expense recorded as related to the preferred shares decreases as the number of preferred shares outstanding has been reduced.

Loss on disposal

    During the 2005, Igene sold equipment it had determined would not be of use in the new Selby facility and recorded a loss on disposal of $46,994. This is a one time occurrence.

Net loss and basic and diluted net loss per common share

    As a result of the foregoing, the Company reported net losses of $181,495 and $215,265, respectively, for the quarters ended September 30, 2005 and 2004, a decrease in the loss of $33,770 or 16%. This represents a loss of $.00 per basic and diluted common share in the quarters ended September 30, 2005 and 2004. The weighted average number of shares of common stock outstanding of 105,107,398 and 98,003,270, for the quarters ended September 30, 2005 and 2004, respectively, an increase of 7,104,128 shares.
This resulted from the weighted average adjustments of the following transactions: the issuance of 1,050,000 shares issued in conversion of debentures, 4,529,093 shares issued to the manufacturer as part of the agreement, and 400,000 shares issued as part of employee stock option exercises.

















                              -21-
            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Liquidity and Capital Resources

    Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of September 30, 2005, Igene had negative working capital of $773,152, and cash and cash equivalents of $30,819. Currently Igene is also funded by research and development reimbursements from the Joint Venture.

    Cash provided by operating activities during the nine-month period ended September 30, 2005 and 2004 amounted to $230,870 and $107,562, respectively, an increase in cash provided of $123,308.

     Cash used by financing activities during the nine-month period ended September 30, 2005 and 2004 amounted to $413,184 and $216,696, respectively, an increase in cash used of $196,488.

    Cash provided by financing activities was mainly for preferred stock for cumulative dividends classified as interest. Cash provided for the nine-month period ended September 30, 2005 and 2004 was $8,884 and $58,146, respectively, a decrease in cash provided of $49,262.

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

     The Company does not believe that inflation has had a significant impact on its operations during the nine-month periods ended September 30, 2005 and 2004.


























                              -22-
            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
                     Controls and Procedures


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

Item 3.  Defaults Upon Senior Securities.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of September 30, 2005, total dividends in arrears on the Company's preferred stock total $201,378 ($10.88 per share) and are included in the carrying value of the redeemable preferred stock.

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



                                   IGENE Biotechnology, Inc.
                                   ______________________________
                                   (Registrant)




Date   February 15, 2006       By  /s/ STEPHEN F. HIU
                                   ______________________________
                                       STEPHEN F. HIU
                                       President




Date   February 15, 2006       By  /s/ EDWARD J. WEISBERGER
                                   ______________________________
                                       EDWARD J. WEISBERGER
                                       Chief Financial Officer




































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