Form 10KSB
period 2005-12-31
IGENE BIOTECHNOLOGY INC
filed 2006-04-13
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

           For the fiscal year ended December 31, 2005

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________ to _____________


                 Commission file number 0-15888


                    IGENE Biotechnology, Inc.
         ______________________________________________
         (Name of Small Business Issuer in Its Charter)

            Maryland                            52-1230461
  ________________________________         ____________________

  (State of other jurisdiction of 	       (IRS Employment
   incorporation or  organization)          Identification No.)


   9110 Red Branch Road, Columbia, Maryland  	       21045
  __________________________________________        ___________
  (Address of principal executive offices)          (Zip Code)

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

     YES   [X]          NO   [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year $ 0.
                                                             ___

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $9,133,834 as of April 6, 2006
                          ______________________________

(Note:   The  officers and directors of the issuer are considered
affiliates for purposes of this calculation.)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
As of April 6, 2006 there were 107,456,869 shares of the issuer's
_________________________________________________________________
common stock outstanding.
________________________

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

                             PART I

ITEM 1.     DESCRIPTION OF BUSINESS

General

     IGENE Biotechnology, Inc. ("Igene") is engaged in the business of developing, marketing, and manufacturing specialty ingredients for human and animal nutrition. Igene was formed on October 27, 1981 to develop, produce and market value-added specialty biochemical products. Igene is a supplier of natural astaxanthin, an essential nutrient in different feed applications and as source of pigment for coloring farmed salmon species. Igene also supplies nutraceutical ingredients, including astaxanthin. Igene is focused on research and development of fermentation technology, nutrition and health in its marketing of products and applications worldwide.

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

     In 2000, Igene formed a wholly-owned subsidiary, Igene Chile Comercial, Ltda., in Chile. The subsidiary has a sales and customer service office in Puerto Varas, Chile, and a product warehouse in Puerto Montt, Chile. Igene currently leases manufacturing capacity in Mexico City, Mexico, through a contract manufacturer on an as needed basis.

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

     On February 5, 2003, Igene Biotechnology Inc., in an effort to focus on and grow its core business, disposed of its interest in ProBio. Fermtech AS, a joint stock company incorporated in the Kingdom of Norway and owned equally by our former chief executive officer, Stein Ulve and our former chief marketing officer, Per Benjaminsen, purchased the shares of ProBio. Mr. Ulve resigned as CEO and director of Igene as December 31, 2002, while Mr. Benjaminsen continues to serve the Company as Director of Sales and Marketing.

     In an effort to develop a dependable source of production, on March 19, 2003, Tate & Lyle PLC and Igene Biotechnology, Inc announced a 50:50 joint venture to produce AstaXin(R) for the aquaculture industry. Production utilizes Tate & Lyle's fermentation capability together with the unique technology developed by Igene. Part of Tate & Lyle's existing Selby, England, citric acid facility was modified to include the production of this product. Tate & Lyle's investment of $25 million included certain of its facility assets that were used in citric acid production. The production facility has been completed and is now in full production.

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

     In a notice published in the Federal Register July 6, 2000, the FDA announced the amendment of its color additive regulations to provide for the safe use of Phaffia yeast, such as that in the Company's product, AstaXin(R), as a color additive in aquaculture feeds. This ruling, which became effective August 8, 2000, allows Igene to market its product, AstaXin(R), for aquaculture feeds and fish produced in, or imported into, the United States. This ruling is available to the public in the Federal Register. Igene has also previously obtained approval for AstaXin(R) from the Canadian Food Inspection Agency (CFIA). Additional foreign approval applications for AstaXin(R), including those for the European Union, are in progress. Igene is required to perform additional tests and prepare additional documentation as part of the application process. The initial application was submitted in May of 2004. It is hoped the application will be approved in the second half of 2006.

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

Research and Development

     As  of  December 31, 2005, Igene had expended  approximately
$15,442,000 on research and development since its inception on October 27, 1981. The costs listed below for 2005 and 2004 were reimbursed by the Joint Venture. Sales of astaxanthin (through Igene and the Joint Venture) resulted in revenues of $25,400,000 as of December 21, 2005, $17,745,000 of which were realized through the Joint Venture. Igene will continue to incur research and development costs in connection with improvements in its existing processes and products, but it does not anticipate development of new processes and products in 2006.

      Research and development expenditures for each of the last two years are as follows:

     2005   $ 819,782
     2004   $ 847,544

     Igene's research and development activities have resulted in the development of processes to produce the products hereinafter discussed.

Commercial Products

AstaXin(R)

     AstaXin(R) is Igene's registered trademark for its dried yeast product made from a proprietary strain of yeast developed by Igene. AstaXin(R) is a natural source of astaxanthin, a pigment which imparts the characteristic red color to the flesh of salmon, trout, prawns and certain other types of fish and shellfish. In the ocean, salmon and trout obtain astaxanthin from krill and other planktonic crustaceans in their diet. A krill and crustacean diet would be prohibitively expensive for farm-raised salmonids. Without the addition of astaxanthin, the flesh of such fish is a pale, off-white color, which is less appealing to consumers expecting "salmon-colored" fish. Fish feeding trials in Europe, Asia, and North and South America have demonstrated the efficacy of AstaXin(R) in pigmenting fish. An estimated 1,000,000 metric tons of farm-raised salmon are produced annually worldwide. The Joint Venture derived revenue during 2005 and 2004 from sales of AstaXin(R), the majority of which were to fish producers in the aquaculture industry in Chile, as well as sales exported to Japan and Canada.

     On May 20, 2000, Igene renewed its manufacturing arrangement with Fermic, S.A. de C.V., of Mexico City, Mexico ("Fermic"), for the production of its natural astaxanthin pigment, AstaXin(R), in Fermic's manufacturing facility in Mexico. Commercial production began in January of 1998.

     The Fermic contract executed in May 2000, provides that the manufacturer has the non-exclusive right and license to produce AstaXin(R) for the Joint Venture, is paid a cash fee based on manufacturing capacity, and may receive up to 20,000,000 shares of Igene common stock in lieu of additional cash based on quantity of product manufactured over the six year term. Of the 20,000,000 shares available to be earned, 19,454,430 have been earned to date. Fermic provides equipment and facilities necessary to manufacture and store the product and is responsible for purchasing raw materials. The Joint Venture is responsible for sales efforts and for ensuring the quality of the pigment. The Joint Venture also has a role in ensuring that the manufacturing process works effectively. The contract expires May 20, 2006, unless terminated earlier by either party. As of March 31, 2006 the two companies are currently discussing renewing this agreement. See Item 2. Description of Property.

     On March 18, 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate"). Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture primarily for the construction of a new facility, while the Company transferred to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Company. The initial value of the Company's investment in the Joint Venture has been recorded at an amount equal to the book value of the Company's consideration contributed at the creation of the Joint Venture. As the cost of the Company's technology and intellectual property has been previously expensed and had a carrying amount of zero, the investment in the Joint Venture has been initially recorded with a book value of $316,869, which represents the unamortized production costs contributed to the Joint Venture. In addition to the Company's initial investment in the Joint Venture, the Company has made $1,059,965 in advances to the Joint Venture and a $6,000 capital investment.

     On June 15th 2005, the Company executed a limited guarantee for one of the debt obligations of the Joint Venture, a copy of which has been attached and filed with this Form 10-KSB as
Exhibit 10.11. Under the terms of the limited guarantee, the Company will guarantee up to 4,200,000 British pounds sterling (approximately $7,350,000 at February 10, 2006). The Company subsequently entered into an agreement with Tate & Lyle (the other 50% partner in the Joint Venture) where Tate & Lyle has agreed to arrange funds for the Joint Venture, without recourse to Igene Biotechnology, Inc., until the Joint Venture produces a regular monthly cash flow, as defined, for four consecutive months. As of March 29, 2006, the Joint Venture has not met the cash flow requirements.

     Production utilizes Tate's fermentation capability together with the unique technology developed by Igene. Part of Tate's existing Selby, England, citric acid facility will be modified to produce up to 1,500 tons per annum of this product. Tate & Lyle's investment of approximately $25 million included certain of its facility assets currently used in citric acid production.

     Based on estimates of worldwide production of farm raised salmon, Igene believes the market for astaxanthin as a color additive in salmon feed exceeds $200,000,000 per year worldwide, which would require approximately 10,000 metric tons of AstaXin(R) to serve 100% of the market. A single competitor, who produces a chemically synthesized product, presently controls more than 80% of the world market for astaxanthin as a pigment for aquaculture. The Joint Venture's production through the first half of 2005 had been limited by the development of the new facility. During 2005 the Joint Venture successfully completed the new production facility. However, there can be no assurance that the Company and venture will be able to utilize these additional sources of production capacity, or that, if it is able to utilize the additional production capacity, that it will be able to do so on terms favorable to Igene or that any level of demand will continue.

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

     During 2001, Igene began investigating other possible commercial uses of astaxanthin, including its application as a human nutritional supplement. Igene has formulated natural astaxanthin as a super-antioxidant, AstaXin(R), for the North American dietary supplement market. Antioxidants are one of the largest product categories in the health and nutrition industry.

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

     All patents and trademarks are carefully reviewed and those with no foreseeable commercial value are abandoned to eliminate costly maintenance fees. Patents, trademarks on technology and products with recognized commercial value, and which Igene is currently maintaining, include those for AstaXin(R), which have various remaining lives ranging from 1 year to 23 years.

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

Employees

     At December 31, 2005, Igene had 13 full time employees. Three full time employees are in administration and/or marketing, while the remainder are engaged in research, process development and support of manufacturing activities. The full time marketing employees include one representative in Norway. The remainder of the employees are based in the U.S. Igene also utilizes various consultants on an as-needed or short-term basis.

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

ITEM 3.  LEGAL PROCEEDINGS

     As previously reported, litigation (original lawsuit filed July 21, 1997, in the U.S. District Court, Baltimore, MD) between Archer Daniels Midland, Inc. ("ADM") and Igene, involving allegations of patent infringement and counterclaims concerning the theft of trade secrets was settled on September 29, 2003. ADM had requested injunctive relief as well as an unspecified amount of damages, and Igene had filed a $300,450,000 counterclaim concerning the theft of trade secrets. Resolution of the dispute between ADM and Igene did not result in an unfavorable outcome to Igene. Accordingly, no liability was recorded on the balance sheet. Under the terms of the settlement, Igene is permitted to continue to make and sell its product, AstaXin(R). Igene had no litigation expense in 2005 and expenses of $40,580 in 2004, associated with the resolution of this litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The  Registrant's  Annual  Meeting was held on November  15,
2005.   At the Annual Meeting, the five nominees and then-current
directors  were re-elected as the directors for a one year  term.
The election results are as follows:


                                       Votes        Against or   Votes        Non-
                                       For          Withheld     Abstained    Votes
                                       ___________  ___________  ___________  ___________
     (1)  Election of Directors
          Stephen F. Hiu               75,964,789   162,260      ---          ---
          Thomas L. Kempner            75,964,399   162,650      ---          ---
          Michael G. Kimelman          75,965,399   161,650      ---          ---
          Sidney R. Knafel             75,964,399   162,650      ---          ---
          Patrick F. Monahan           75,965,399   161,650      ---          ---

                             PART II

ITEM 5.  MARKET  FOR   COMMON  EQUITY  AND   RELATED  STOCKHOLDER
         MATTERS.

Common Stock

     Commencing on or about June 12, 1989, Igene's common stock began trading on the over-the-counter market on a limited basis and is quoted on the National Quotation Bureau's OTC "bulletin board". The following table shows, by calendar quarter, the range of representative bid prices for Igene's common stock for 2005 and 2004.

                           Calendar Quarter          High         Low
                           ________________          __________   __________
               2005:       First Quarter             $   .1170    $   .0650
                           Second Quarter            $   .1000    $   .0300
                           Third Quarter             $   .0500    $   .0350
                           Fourth Quarter            $   .0600    $   .0150

               2004:       First Quarter             $   .2100    $   .1000
                           Second Quarter            $   .2000    $   .0950
                           Third Quarter             $   .1050    $   .0700
                           Fourth Quarter            $   .1300    $   .0600

     Igene obtained the above information through Pink Sheets, LLC, a national quotation bureau. Such quotations are inter-dealer quotations without retail mark-up, mark-downs, or commissions, and may not represent actual transactions. The above quotations do not reflect the "asking price" quotations of the stock.

     The approximate number of record holders of Igene's common stock as of April 6, 2006 was 250. As of April 6, 2006, the high bid and low offer prices for the common stock, as shown on the "over-the-counter bulletin board" were $0.082 and $0.070, respectively.

Dividend Policy

     When and if funds are legally available for such payment under statutory restrictions, Igene may pay annual cumulative dividends on the preferred stock of $.64 per share on a quarterly basis. During 1988 Igene declared and paid a cash dividend of $.16 per share on its preferred stock. In December 1988, Igene suspended payment of the quarterly dividend of $.16 per share of preferred stock. No dividends have been declared or paid since 1988. Any resumption of dividend payments on preferred stock would require significant improvement in cash flow. Preferred stock dividends are payable when and if declared by Igene's board. Unpaid dividends accumulate for future payment or addition to the liquidation preference and redemption price of the preferred stock. As of December 31, 2005, total dividends in arrears on Igene's preferred stock equal $204,339 (or $11.04 per share) on Igene's Series A and are included in the carrying value of the redeemable preferred stock.

     Dividends on common stock are currently prohibited because of the preferential rights of holders of preferred stock. Igene has paid no cash dividends on its common stock in the past and does not intend to declare or pay any dividends on its common stock in the foreseeable future.

8% Notes

     Pursuant to the terms of an Indenture dated as of March 31, 1998, as amended (the "Indenture") between the Registrant and American Stock Transfer & Trust Company, as Trustee (the "Trustee"), the Company issued and sold $5,000,000 of its 8% notes (the "8% Notes"). Concurrently with the issuance of the Securities, the Company issued, pursuant to a Warrant Agreement by and between Registrant and American Stock Transfer & Trust Company (the "Warrant Agent") dated as of March 31, 1998, as amended (the "Warrant Agreement"), 50,000,000 warrants to purchase shares of the Registrants common stock for $.10 per share. The warrant purchase price under the Warrant Agreement was reduced to $.075 per share, and the maturity date of the Securities extended to March 31, 2006, by an amendment dated March 18, 2003 and approved by the requisite number of holders of the Securities.

     On March 28, 2006, the Registrant and Trustee and Warrant Agent entered into a Second Amendment to Indenture, Securities, Warrant Agreement and Warrant Certificates (the "Second Amendment") that extended the maturity date of the Securities to March 31, 2009, and reduced the warrant price under the Warrant Agreement from $.075 to $.056 per share.

      Both  the Indenture, as amended, and the Warrant Agreement,
as   amended,   have  been  filed  as  Exhibits  4.2   and   4.3,
respectively, to this Form 10-KSB.

Sales of Unregistered Securities

     During the course of 2005, Fermic, Igene's manufacturing agent, earned 4,724,416 shares of common stock as part of the manufacturing agreement. Fermic earns 2,250 shares of common stock for each kilogram pure astaxanthin produced and delivered as part of the agreement. The average price is based on the market value of the shares at the time the product was produced. Fermic can earn up to 20,000,000 shares in total under the contract. The 4,724,416 shares were earned at an average price of $.068 per share for 2005. Through December 31, 2005, 19,454,430 shares have been earned. Any future shares earned by Fermic will be issued on a quarterly basis. Igene relied on
Section 4(2) of the Securities Act of 1933, as amended, to issue the shares to Fermic without registration under that act. Igene relied on the representations and warranties of Fermic made in the manufacturing agreement in claiming the aforementioned exemption.

Default Upon Senior Securities

     As previously stated in the Registrant's third quarter Form 10-QSB, on November 30, 2001, Igene entered into Convertible Promissory Notes (the "Convertible Notes") with each of the following note holders for the following respective amounts (a) NorInnova AS (formerly Forskningsparken I Troms? AS) for $106, 500; (b) Knut Gjernes for $7,500; (c) Magne Russ Simenson for $378,000; and (d) Nord Invest AS for $313,000 (collectively, the "Convertible Note Holders"). Each of the Convertible Notes had a maturity date of November 1, 2004. On November 18, 2005, each of the Convertible Note Holders provided Igene with written notice of default under each of the Convertible Notes. Such default has not been cured. Igene and the Convertible Note Holders are currently in discussion to amend the maturity date of each of the Convertible Notes in return for reducing the conversion price and increasing the interest rate on each Convertible Note.

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

     Production utilizes Tate's fermentation capability together with the unique technology developed by Igene. Part of Tate's existing Selby, England, citric acid facility was modified to produce up to 1,500 tons per annum of this product. Tate's investment of approximately $25 million includes certain of its facility assets currently used in citric acid production. Sales and cost of sales activity are now recorded as part of the operations of the unconsolidated venture.

     As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now takes place in the unconsolidated Joint Venture. From inception on March 18, 2003 through December 31, 2005, the Joint Venture's results of operations included the following: Gross profit from inception was a negative $11,028,593 on sales of $17,745,223, less manufacturing cost of $28,773,816. Selling and general and administrative expenses were $9,215,577, and interest expense was $1,392,927. The resulting loss was $21,637,097. Igene's 50% portion of the Joint Venture loss was $10,818,549.

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

    At December 31, 2005, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of $322,869 and its net advances to the Joint Venture amounted to $1,059,965, for a total of $1,382,834. For the year ended December 31, 2004, Igene recognized $190,255 of its share of a $3,973,000 loss. For the year ended December 31, 2005, Igene recognized losses to the extent of the increase in advances of $374,527. The remainder of approximately 5.6 million, is suspended and will be carried forward to offset Igene's share of earnings from the Joint Venture, if any. The balance in the Advances to and Investment in Joint Venture account on the Company's financial statements is zero at December 31, 2005.

Sales and other revenue

     As part of the Joint Venture agreement, all sales of AstaXin(R) are recognized through the venture company. Therefore, Igene recorded no sales during 2005 or 2004. Sales had been limited in past years due to insufficient production quantity. Management anticipates that the Joint Venture with Tate will provide a more dependable product flow. However, there can be no assurance of the dependability of production, or that any increases in production or sales will occur, or that if they occur, they will be material.

Cost of sales and gross profit

     As with sales revenue, beginning July 2003 forward, cost of sales and gross profit are recognized and will continue to be recognized through the Joint Venture. Igene reported no gross profit on sales of AstaXin(R) for 2005 or 2004.

Marketing and selling expenses

     Marketing and selling expenses for 2005 were $282,451, a decrease of $44,238, or 14% from the marketing and selling expenses of $326,689 for 2004. As a result of the Joint Venture with Tate, Igene is expecting an increase in salable product with a corresponding increase in selling expenses at the point the new facility is in full production. However no assurances can be made regarding increased production from the new facility nor the corresponding increase in selling expenses. All marketing and selling expenses incurred by Igene since the inception of the Joint Venture, with the exception of the cost related to the shares reissued to Fermtech as part of the ProBio agreement, have been reimbursed by the Joint Venture. Approximately $240,000 of the 2005 and $216,000 of the 2004 marketing and selling expenses was reimbursed by the Joint Venture.

Research, development and pilot plant expenses

     Research, development and pilot plant expenses for 2005 and 2004 were $819,782 and $847,544, respectively, reflecting an decrease of $27,762 or 3.3%. Costs are expected to be maintained at this level to support increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, undertaken in an attempt to develop higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology, as well as through travel to the Selby facility to aid in bringing the plant to full production. Igene is hoping this will lead to an increase in salable product at a reduced cost to Igene and the Joint Venture. However, no assurances can be made in that regard. All research and development costs were funded through reimbursement from the Joint Venture.

General and administrative expenses

    General and administrative expenses for 2005 increased by $116,929, or 17%, from those of 2004, from $688,125 to $805,054.
These additional costs are due to reporting costs related to SEC and public filing requirements. General and administrative expenses are expected to remain at the current increased level. These expenses, net of reimbursements, are expected to be funded by additional funding from stockholders, and by cash flows from operations, to the extent available for such purposes. However, we can provide no assurances that such additional funding or cash flows from operations, will become available or that such funding, if any, will be available upon terms favorable to us. Of the general and administrative expenses incurred during 2005 approximately $770,000 were reimbursed by the Joint Venture. During 2004, approximately $550,000 were reimbursed by the Joint Venture.

Litigation expenses

     Previously reported litigation (original lawsuit filed July 21, 1997, U.S. District Court, Baltimore, MD) between Archer Daniels Midland, Inc. ("ADM") and Igene, involving allegations of patent infringement and counterclaims concerning the theft of trade secrets, was resolved on September 29, 2003. Resolution of the dispute between ADM and Igene did not result in an unfavorable outcome to Igene. Igene will continue to make and sell its product, AstaXin(R). The Company incurred $40,580 of litigation expenses for 2004.

Expenses reimbursement by Joint Venture

     As part of the Joint Venture agreement, costs incurred by Igene related to production, research and development, as well as those related to the marketing of AstaXin(R), and most of the general and administrative expenses, are considered costs of the Joint Venture and therefore are reimbursed by the Joint Venture. For the year ended December 31, 2005, costs reimbursed by the Joint Venture totaled $1,830,198. Of the reimbursement received approximately $820,000 was to cover research and development costs, $240,000 was to cover marketing and selling expenses, $770,000 was to cover general and administrative costs. For the year ended December 31, 2004, costs reimbursed by the Joint Venture totaled $1,612,845. Of the reimbursement received approximately $847,000 was to cover research and development costs, $216,000 was to cover marketing and selling expenses and $550,000 was to cover general and administrative costs.

Interest expense

     Interest expense for 2005 and 2004 was $857,013 and $829,617 respectively, an increase of $27,396 or 3%. This interest expense (net of interest income) was almost entirely composed of interest on Igene's long term financing from its directors and other stockholders and interest on Igene's subordinated and convertible debentures, and is expected to remain at the current level.

Equity in earnings of Joint Venture

     As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now take place in the unconsolidated
Joint Venture. For the years ended 2005 and 2004, Igene's portion of the Joint Venture loss was $5,931,049 and $3,973,000, respectively, an increased loss of $1,958,049 or 49%. The loss was a result of a 50% interest in the following: Gross profit for 2005 was a negative $6,672,593 compared with a negative $4,339,000 for 2004, and increased loss of $2,333,593. These losses were due mainly to the increased costs associated with the development of production in the new facility. As sales for 2005 increased to $10,961,223 from $5,650,000 for 2004, associated manufacturing costs increased to $17,633,816 for 2005 from $9,989,000 for 2004. Management expects the Joint Venture to be able to sell product at a gross profit. The expected increases in production efficiency received from the development of the Joint Venture with Tate & Lyle should offset pricing competition, but can provide no assurances in that regard to future increased production or future increased margin.

     As a condition of Igene's acceptance of the Selby facility, Tate and Lyle has assumed a portion of the Selby facility's production costs. These cost have been reduced from the Joint
Venture's cost of manufacturing in 2005 of $1,600,000.

     The Company attributes the fall in gross profit to a combination of pricing pressure in the market and inefficiencies in production. Demand is expected to increase both due to seasonal increases in customer usage and increases in our market share. The Company believes that the lack of production capacity should be alleviated as the Joint Venture plant continues to develop in 2005.

     Selling, general and administrative expenses for the years ended 2005 and 2004 were $3,947,577 and $3,440,000, respectively an increase of $507,577. These expenses are expected to remain at 2005 levels. Interest expense increased to $1,241,927 in 2005 from $167,000 in 2004 as the venture incurs debt to finance its operation. The resulting losses were $11,862,097 and $7,946,000 for the years ended 2005 and 2004, respectively. For 2005, Igene's 50 % equity interest in the Joint venture loss was $5,931,049. Igene's 50% equity interest in the Joint Venture loss was $3,973,000 for 2004.

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

Loss on Disposal

     During 2005, Igene sold equipment and wrote off a receivable from the prior sale of equipment it had determined would not be of use in the new Selby facility and recorded a loss on disposal of $106,150. This is a one time occurrence.

Net loss and basic and diluted net loss per common share

     As a result of the foregoing results of operations, Igene reported net losses of $1,414,779 and $1,309,965 for 2005 and 2004, respectively, an increased loss of $104,814 or 8%, a loss of $.01 per basic and diluted common share in both 2005 and 2004. The weighted average number of shares of common stock outstanding was 103,384,377 and 96,609,848 for 2005 and 2004, respectively, an increase of 6,774,529 shares. The increase in outstanding shares resulted from primarily the weighted average adjustment of the issuance of 4,724,416 shares to Igene's manufacturer under the manufacturing agreement with Fermic, and 1,000,000 shares reissued to Fermtech as part of the disposition of ProBio.

Financial Position

     During 2005 and 2004, the following also affected Igene's financial position:

    o During 2005, decreases in accounts receivable of $65,008, and increases in accounts payable and accrued expenses of $774,386 were sources of cash.

    o During  2005,  $374,527  were used in advances to the Joint
      Venture, as compared with $190,255 used in  2004.

    o In April of 2004 the holder of Series B Preferred Stock, converted the 187,500 shares of Preferred stock at a rate of two for one into 375,000 shares of common stock at a value of $4.00 per share. The Preferred shares were retired and the Common shares issued. This relieved Igene of debt recorded at $1,650,000 as of December 31, 2003.

    o During 2004, decreases in accounts receivable and prepaid assets of $161,474, and increases in accounts payable and accrued expenses of $654,769 were sources of cash.

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

     Since December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of December 31, 2005, total dividends in arrears on Igene's preferred stock equal $204,339 (or $11.04 per share) and are included in the carrying value of the redeemable preferred stock.

Liquidity and Capital Resources

     Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of December 31, 2005, Igene had a negative working capital of $660,152, and cash and cash equivalents of $119,745.

     Cash provided by operating activities in 2005  was  $233,874 as compared to $303,301 in 2004.

     Cash used by investing activities in 2005 was $318,377 as compared to $190,255 used by investing activities in 2004.

     During 2005,  no cash was provided by financing  activities.
During  2004  cash provided by financing activities was  $28,127.
It was comprised primarily of exercise of employee stock options

    Over the next twelve months, Igene believes it will need additional working capital. This funding is expected to be received from sales of AstaXin(R), resulting in income from the Joint Venture. However, there can be no assurance that projected profits, if any, from sales, or additional funding from the Joint Venture will be sufficient for Igene to fund its continued operations.

    Approximately $5,800,000 in long-term debt originally scheduled to become payable in March 2003, and extended to March 2006, has again been extended to March 2009. We do not have the ability to repay such debt at this time and management feels any attempts to satisfy the debt at this time would have adverse effects on the Company. Management had negotiated with the holders of the debt to extend the debt's maturity to a time the Company felt it would be better able to satisfy its obligation.

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

     The Joint Venture has entered into a lease of real property with an affiliate of Tate & Lyle in Selby, England upon which a new manufacturing facility has been constructed and operated by the Joint Venture. The Joint Venture is accounted for under the equity method of accounting as the Company has a 50% ownership interest.

     The Company can not recognize the loss of the Joint Venture beyond the investment and advances to in the Joint Venture or the amount of debt guaranteed by Igene, if any. This excess loss, and all future losses incurred as a result of the Joint Venture, that are in excess of the Company's investment and advances, will be suspended until the point that the profits of the Joint Venture, if any, exceed the incurred losses.


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

ITEM 8.A.     CONTROLS AND PROCEDURES

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

     Additionally, the Company cannot recognize the loss  of  the
Joint Venture beyond its investment in the Venture or the guarantee of the joint venture debt by Igene, if any. As of the fourth quarter of 2003, the Company had an initial investment of and amounts due from the Joint Venture of $818,052. Igene's share of the loss through December 31, 2003 equaled $914,494, exceeding the total investment by $96,442. This excess loss, and all future losses incurred as a result of the Joint Venture, that are in excess of the Company's investment and advances, are suspended until the point that the profits of the Joint Venture, if any, exceed the incurred losses.

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

                            PART III


ITEM 9.    DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,   CONTROL
           PERSONS, AND KEY EMPLOYEES


    Igene's directors are elected annually by the stockholders of
Igene.   The  directors, executive officers and key employees  of
Igene as of December 31, 2005 are as follows:

Name                       Age    Position with Igene
_________________________  _____  _______________________________
Michael G. Kimelman        67     Chairman of the Board of
                                  Directors, member of audit
                                  committee

Thomas L. Kempner          78     Vice Chairman of the Board
                                  of Directors, member of
                                  finance committee

Stephen F. Hiu             49     Director, President, Chief
                                  Technical Officer, and Director
                                  of Research and Development

Patrick F. Monahan         55     Director, Vice-President,
                                  Secretary, and Director
                                  of Manufacturing

Sidney R. Knafel           75     Director, member of finance
                                  committee

Edward J. Weisberger       41     Chief Financial Officer

Per A. Benjaminsen         37     Director of Sales and Marketing


Each of our directors was elected for a one-year term at our most
recent  annual meeting, held in November of 2005.   Our  officers
serve at the pleasure of the Board of Directors and until their respective successors are elected and qualified.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Igene believes that during 2005 and through March of 2006 all of its officers and directors of more than 10% of its common stock, have filed all past due reports and come into compliance with Section 16(a) reporting requirements with respect to acquisitions and dispositions of Igene's securities. In making this disclosure, Igene has relied solely on written representations of its directors, officers and more than 10% holders and on copies furnished to Igene of reports that have been filed with the Securities and Exchange Commission.

ITEM 10.     EXECUTIVE COMPENSATION

     The following tables show the compensation paid or accrued by Igene to each of the four most highly compensated officers. During 2005, no Directors were compensated for their Board or Committee activities. Other than the 1986, 1997 and 2001 Stock Incentive Plan and the Simple Retirement Plan described below, Igene has no profit sharing or incentive compensation plans.

                              SUMMARY COMPENSATION TABLE

                                                 Salary                   Salary
                                              Compensation             Compensation
     Name and Principal Position     Year         ($)         Year         ($)
     ___________________________     ____     ____________    ____     ____________
     Stephen Hiu .................   2005     $131,925        2004     $140,200
     President

     Patrick Monahan .............   2005     $112,540        2004     $112,055
     Director

     Per Bejaminsen ..............   2005     $125,000        2004     $125,000
     Chief Marketing Officer

     Edward Weisberger ...........   2005     $115,265        2004     $109,605
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

     Effective February 1, 2004 Igene discontinued use of the Simple Retirement Plan and began use of a 401K plan. All employees that have been employed for three months are eligible for the plan. The plan permits elective contributions based under the Internal Revenue code. Effective January 1, 2004,
Igene made an elective contribution of 4% of each eligible employee's compensation for each year. Igene's contributions to the plan for 2005 and 2004 were $23,052 and $19,221, respectively, which is expensed in the 2005 and 2004 statement of operations.

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

     Options to acquire 49,473,250 shares of common stock have been granted under the three Stock Option Plans and 48,427,750 options are still outstanding under the Plans as of December 31, 2005. 1,500,000 and 11,989,500 were granted during 2005 and
2004, respectively.

ITEM 11.     SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The following table sets forth information as of March 14, 2006 with respect to beneficial ownership of shares of Igene's outstanding common stock and preferred stock by (i) each person known to Igene to own or beneficially own more than five percent of its common stock or preferred stock, (ii) each Director, and
(iii) each officer named in the Summary Compensation Table provided in Part II Item 10 above, and (iv) all Directors and executive officers as a group.

                                       Common Stock                Preferred Stock
                                 _________________________   _________________________
                                 Number of                   Number of
Name and Address                 Shares          Percent *   Shares          Percent
____________________________     ______________  _________   ______________  _________
Directors and officers
______________________

Joseph C. Abeles                  16,273,483<F1> 13.38              7,375    39.84
  220 E. 42nd Street
  New York, NY  10017

Stephen F. Hiu                    15,948,633<F2> 13.05                ---      ---
  9110 Red Branch Road
  Columbia, MD  21045

Thomas L. Kempner                143,139,072<F3> 61.57                ---      ---
  61 Broadway
  New York, NY 10006

Michael G. Kimelman               33,590,138<F4> 24.03                ---      ---
  100 Park Avenue
  New York, NY 10017

Sidney R. Knafel                 141,326,146<F5> 61.29                ---      ---
  810 Seventh Avenue
  New York, NY 10019

Patrick F. Monahan                 8,947,533<F6>  7.76                ---      ---
  9110 Red Branch Road
  Columbia, MD 21045

Per A. Benjaminsen                11,500,000<F7>  9.79                ---      ---
  9110 Red Branch Road
  Columbia, MD 21045

Edward J. Weisberger               4,570,000<F8>  4.08                ---      ---
  9110 Red Branch Road
  Columbia, MD 21045

All Directors and Officers       375,295,005<F9> 85.43              7,375    39.84
  as a Group (8 persons)

Others
______

Fraydun Manocherian                7,905,135<F10> 7.32                ---      ---
  3 New York Plaza
  New York, NY 10004

Fermic                            19,454,430     18.10                ---      ---

* Under the rules of the Securities and Exchange Commission, the calculation of the percentage assumes for each person that only that person's rights, warrants, options or convertible notes or preferred stock are exercised or converted, and that no other person exercises or converts outstanding rights, warrants, options or convertible notes or preferred stock.

<FN1>
1. Includes the following: 2,113,544 shares held directly or indirectly by Mr. Abeles, 14,750 shares issuable upon the conversion of 7,375 shares of preferred stock, 5,042,777 shares issuable upon the conversion of $311,663 of long-term notes issued by Igene, and 9,102,412 shares issuable upon exercise of warrants held by Mr. Abeles.
<FN2>
2. Includes the following: 1,148,633 shares held directly or indirectly by Mr. Hiu and 14,800,000 shares issuable pursuant to options held by Dr. Hiu that are currently exercisable.
<FN3>
3. Includes 386,972 shares and 536,920 shares issuable upon exercise of warrants held by Mr. Kempner that are currently exercisable. Also includes 8,843,771 shares held directly by Mr. Kempner, 18,860,233 shares issuable upon conversion of notes issued by Igene and held by Mr. Kempner, and 41,582,728 shares issuable upon exercise of warrants held by a trust under which Mr. Kempner is one of two trustees and the sole beneficiary, which are currently exercisable. Also includes 8,621,247 shares held directly by Mr. Kempner, 18,761,669 shares issuable upon the conversion of notes issued by Igene and held by Mr. Kempner and 41,561,125 shares issuable upon exercise of warrants held a trust under which Mr. Kempner is one of two trustees and one of his brothers is the sole beneficiary, which are currently exercisable. Also includes 1,530,222 shares issuable upon the conversion of $79,200 of notes issued by Igene and held by Mr. Kempner and 2,079,411 shares issuable upon exercise of warrants held by trusts under which Mr. Kempner is one of two trustees and is a one-third beneficiary that are currently exercisable. Also includes 243,360 shares and 131,414 shares issuable upon exercise of warrants held by trusts under which Mr. Kempner is executer and is a one-third beneficiary that are currently exercisable.
<FN4>
4. Includes 1,264,360 shares held directly or indirectly by Mr. Kimelman, 14,000,000 shares issuable upon exercise of options currently exercisable, 1,072,756 shares issuable upon the conversion of $63,070 of notes issued by Igene and held by Mr. Kimelman, and 17,253,022 shares issuable upon exercise of warrants held directly or indirectly by Mr. Kimelman.
<FN5>
5. Includes 18,190,551 shares, 38,168,101 shares issuable upon the conversion of notes issued by Igene and held by Mr. Knafel and 84,967,495 shares issuable upon the exercise of warrants owned or beneficially owned by Mr. Knafel that are currently exercisable.
<FN6>
6. Includes 1,047,533 shares held directly or indirectly by Mr. Monahan and 7,900,000 shares issuable upon the exercise of options held by Mr. Monahan that are currently exercisable.
<FN7>
7. Includes 1,500,000 shares of common stock and 10,000,000 shares issuable upon exercise of options held by Mr. Benjaminsen that are currently exercisable.
<FN8>
8. Includes 70,000 shares held directly by Mr. Weisberger and 4,500,000 shares issuable upon exercise of options that are currently exercisable.
<FN9>
9. Includes 43,429,971 shares of common stock, 14,750 shares issuable upon the conversion of 7,375 shares of preferred stock; 51,200,000 shares issuable upon exercise of options that are currently exercisable, 83,337,193 shares issuable upon the conversion of notes issued by Igene and 197,313,091 shares issuable upon the exercise of warrants that are currently exercisable.
<FN10>
10. Includes 7,375,935 shares of common stock owned directly or indirectly by Mr. Manocherian and 529,200 shares issuable upon the exercise of warrants owned directly or indirectly by Mr. Manocherian that are currently exercisable.

                         Equity Compensation Plan Information as of December 31, 2005


                                                                                     Number of securities
                                                                                     remaining available for
                                                                                     future issuance under
                                Number of securities to     Weighted-average         equity compensation
                                be issued upon exercise     exercise price of        plans (excluding
                                of outstanding options      outstanding options,     securities reflected in
     Plan category              warrants and rights         warrants and rights      column
     ______________________     _______________________     ____________________     ________________________
     Equity compensation        48.4 million <F1>           $.061 <F2>               25.526 million <F3>
     plans approved by
     security holders

     Equity compensation        $ 0                         $ 0                      .546 million <F4>
     plans not approved
     by security holders

     Total                      48.4 million                $0.061                   26.072 million



<FN1> Total shares issued under employee stock option plan.
<FN2> Exercise price of outstanding options under compensation plans.
<FN3> All shares remaining issuable under employee option plan.
<FN4> All shares remaining earnable under the Fermic manufacturing agreement.



Fermic, Igene's manufacturing agent, earns shares of common stock as part of the manufacturing agreement. Fermic earns 2,250 shares of common stock for each kilogram of pure astaxanthin produced and delivered as part of the agreement. The average price is based on the market value of the shares at the time the product was produced. Fermic can earn up to 20,000,000 shares in total under the contract. The 4,724,416 shares were earned at an average price of $.068 per share for 2005, and 3,640,792 shares were earned at an average price of $.011 per share for 2004.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES,  AND REPORTS
          ON FORM 8-K

(a)(1) The following financial statements relating to 2005 and 2004 are filed as a part of this Report:

    Reports of Independent Registered Public Accounting Firm.

    Consolidated Balance Sheet as of December 31, 2005.

    Consolidated  Statements of Operations for  the  years  ended
    December 31, 2005 and 2004.

    Consolidated Statements of Stockholders' Deficiency for the years ended December 31, 2005 and 2004.

    Consolidated  Statements of Cash Flows for  the  years  ended
    December 31, 2005 and 2004.

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

    4.2 Form of Indenture by and between the Registrant and American Stock Transfer and Trust Company, as Trustee, constituting Exhibit 4.2 to Registration Statement No. 333-41581 on Form SB-2, is hereby incorporated herein by reference.

    4.3 Form of Warrant Agreement by and between the Registrant and American Stock Transfer and Trust Company, as Warrant Agent, constituting Exhibit 4.3 to Registration No. 333-41581 on Form SB-2, is hereby incorporated herein by reference.

    4.4 First Amendment to Indenture, Securities, Warrant Agreement and Warrant Certificates dated as of March 18, 2003, constituting Exhibit 10.11 to Form 10-QSB filed with the Commission on May 14, 2003, is hereby incorporated herein by reference.

    4.5 Second   Amendment  to  Indenture,  Securities,   Warrant
        Agreement and Warrant Certificates dated as of March  28,
        2006, attached hereto.

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

  10.11 Limited  Guarantee  dated  as  of  June  15, 2005 for the benefit of The Royal Bank of Scotland in connection  with
        4,200,000   (British   Pounds)   credit   facility    for
        Astaxanthin Manufacturing Limited.

  21.   Subsidiaries

        Igene Chile Comercial, Ltda.

        Igene Norway AS (divested pursuant to Stock Purchase  and
        Severance   Agreement   dated   February   4,   2003,  is
        incorporated herein by reference in Exhibit 10.10.)

  23.a. Consent of Berenson LLP

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

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

                  REGISTERED PUBLIC ACCOUNTANTS

     The accounting firm of Berenson LLP, Certified Public Accountants, has been engaged to audit the books and accounts of the Company for the next fiscal year. Berenson LLP serviced as the Company's registered public auditor in 2005 and 2004. Berenson LLP has advised the Company that neither the accounting firm nor any of its members of associates has any direct financial interest in or any connection with the Company other than as independent public auditors.




                     AUDIT FEES AND SERVICES

     The following table shows the fees paid or accrued by the Company for the audit and other services provided by Berenson LLP for fiscal years 2005 and 2004:


                               FY 2005           FY 2004
                            ____________      ____________
          Audit Fees        $  90,000.00      $  80,000.00
          Tax Fees              5,000.00              0.00
          All Other Fees            0.00         11,537.00
                            ____________      ____________
          TOTAL             $  95,000.00      $  91,537.00


      Audit services of Berenson LLP for fiscal years 2005 and 2004 consisted of the audit of the consolidated financial statements of the Company and quarterly reviews of financial statements. "Tax Fees" include charges primarily related to tax return preparation and tax consulting services. In 2003, the SEC adopted a rule pursuant to the Federal Sarbanes-Oxley Act of 2002 that, except with respect to certain de minimis services discussed below, requires Audit Committee pre-approval of audit and non-audit services provided by the Company's independent auditors. All of the 2005 services described above were pre-approved by the Audit Committee pursuant to this SEC rule to the extent that rule was applicable during fiscal year 2005.

     The Audit Committee's policy is to pre-approve all audit and permitted non-audit services, except that de minimis non-audit services, as defined in Section 10A(i)(1) of the Exchange Act, may be approved prior to the completion of the independent auditor's audit. The Audit Committee has reviewed summaries of the services provided and the related fees and has determined that the provision of non-audit services is compatible with maintaining the independence of Berenson LLP.

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS






To the Audit Committee and Stockholders
IGENE Biotechnology, Inc.

We have audited the accompanying consolidated balance sheet of IGENE Biotechnology, Inc. and subsidiary as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IGENE Biotechnology, Inc. and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company's recurring losses, and limited capitalization raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   /s/ BERENSON LLP
                                   _________________________
                                       BERENSON LLP

New York, New York
March 9, 2006

                         IGENE Biotechnology, Inc. and Subsidiary
                                Consolidated Balance Sheet
                                    December 31, 2005

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                              $    119,745
  Accounts receivable                                                          15,618
  Prepaid expenses and other current assets                                    20,520
                                                                         _____________
     TOTAL CURRENT ASSETS                                                     155,883

  Property and equipment, net                                                  50,059
  Loan receivable from manufacturing agent                                     19,993
  Investment in and advances to unconsolidated joint venture                      ---
  Other assets                                                                  5,125
                                                                         _____________
     TOTAL ASSETS                                                        $    231,060
                                                                         =============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  $     99,285
  Convertible debenture                                                       705,000
  Accrued interest                                                             11,750
                                                                         _____________
     TOTAL CURRENT LIABILITIES                                                816,035

LONG-TERM DEBT
  Notes payable                                                             5,842,267
  Convertible Debentures                                                    3,814,212
  Accrued interest                                                          4,902,255

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative, convertible, voting, series A, $.01 par value per share.
  Stated value $19.04 per share.   Authorized 1,312,500 shares;
  issued and outstanding 18,509 shares. Redemption amount $352,411.           352,411
                                                                         _____________
     TOTAL LIABILITIES                                                     15,727,180
                                                                         _____________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock -- $.01 par value per share.  Authorized
    750,000,000 shares; issued and outstanding  107,456,869 shares          1,074,569
  Additional paid-in capital                                               25,445,450
  Accumulated Deficit                                                     (42,016,139)
                                                                         _____________
     TOTAL STOCKHOLDERS' DEFICIENCY                                       (15,496,120)
                                                                         _____________
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $    231,060
                                                                         =============

The accompanying notes are an integral part of the consolidated financial statements.

                      IGENE Biotechnology, Inc. and Subsidiary
                        Consolidated Statements of Operations


                                                          Years ended December 31,
                                                                2005            2004
                                                       ______________  ______________

EQUITY IN LOSS OF JOINT VENTURE                             (374,527)       (190,255)
                                                       ______________  ______________
OPERATING EXPENSES
__________________

   Marketing and selling                                     282,451         326,689
   Research, development and pilot plant                     819,782         847,544
   General and administrative                                805,054         688,125
   Litigation expenses                                           ---          40,580
   Less expenses reimbursed by Joint Venture              (1,830,198)     (1,612,845)
                                                       ______________  ______________

   TOTAL OPERATING EXPENSES                                   77,089         290,093
                                                       ______________  ______________

   OPERATING LOSS                                           (451,616)       (480,348)

LOSS ON DISPOSAL                                            (106,150)            ---

INTEREST EXPENSE                                            (857,013)       (829,617)
                                                       ______________  ______________
   NET LOSS                                            $  (1,414,779)  $  (1,309,965)
                                                       ==============  ==============
   BASIC AND DILUTED NET LOSS PER COMMON SHARE         $       (0.01)  $       (0.01)
                                                       ==============  ==============

The accompanying notes are an integral part of the consolidated financial statements.

                                         IGENE Biotechnology, Inc. and Subsidiary
                                   Consolidated Statements of Stockholders' Deficiency
                                     For The years ended December 31, 2005 and 2004



                                                  Common Stock             Additional                        Total
                                          _____________________________     Paid-in       Accumulated    Stockholders'
                                             # Shares       Amount          Capital         Deficit       Deficiency
                                          ______________ ______________  ______________  ______________  ______________
BALANCE AT JANUARY 1, 2004                   92,747,469  $     927,475   $  22,556,553   $ (39,291,395)  $ (15,807,367)

Conversion of redeemable
  preferred stock into common stock             389,192          3,892       1,803,268             ---       1,807,160

Shares issued to attorney in settlement
  of ADM matter                                 250,000          2,500          25,000             ---          27,500

Conversion of 8% Notes                            5,000             50             325             ---             375

Re-issuance of shares held in escrow
  related to sale of ProBio                   1,000,000         10,000         100,000             ---         110,000

Conversion of debentures issued
  as part of ProBio purchase                  2,950,000         29,500         265,500             ---         295,000

Shares issued for employee stock
  incentive program                             750,000          7,500          22,250             ---          29,750

Shares issued for manufacturing
  agreement                                   3,640,792         36,408         365,852             ---         402,260

Net loss for 2004                                   ---            ---             ---      (1,309,965)     (1,309,965)
                                          ______________ ______________  ______________  ______________  ______________

BALANCE AT DECEMBER 31, 2004                101,732,453      1,017,325      25,138,748     (40,601,360)    (14,445,287)

Re-issuance of shares held in escrow
  related to sale of ProBio                   1,000,000         10,000          32,000             ---          42,000

Shares issued for manufacturing
  agreement                                   4,724,416         47,244         274,702             ---         321,946

Net loss for 2005                                   ---            ---             ---      (1,414,779)     (1,414,779)
                                          ______________ ______________  ______________  ______________  ______________

BALANCE AT December 31, 2005                107,456,869  $   1,074,569   $  25,445,450   $ (42,016,139)  $ (15,496,120)
                                          ============== ==============  ==============  ==============  ==============

The accompanying notes are an integral part of the consolidated financial statements.

                            IGENE Biotechnology, Inc. and Subsidiary
                              Consolidated Statements of Cash Flows



                                                                     Years ended December 31,
                                                                       2005            2004
                                                                  ______________  ______________
CASH FLOWS FROM OPERATING ACTIVITIES
____________________________________

      Net loss                                                    $  (1,414,779)  $  (1,309,965)
      Adjustments to reconcile net loss to net
      cash provided by operating activities:
         Depreciation                                                    18,695          24,027
         Loss on disposal of equipment                                   56,150             ---
         Loss on receivable from disposal of equipment                   50,000             ---
         Issuance of shares to Fermtech per ProBio agreement             42,000         110,000
         Issuance of common stock for legal service                         ---          27,500
         Manufacturing cost paid in shares of common stock              321,946         402,260
         Increase in preferred stock for cumulative dividend
         Classified as interest                                          11,846          42,981
         Equity in loss of unconsolidated joint venture                 374,527         190,255
         Decrease (increase) in:
             Accounts receivable                                         65,009          76,820
             Prepaid expenses and other assets                           (9,756)         84,654
         Increase (decrease) in:
             Accounts payable and other accrued expenses                774,386         654,769
                                                                  ______________  ______________
             NET CASH PROVIDED BY OPERATING ACTIVITIES                  290,024         303,301
                                                                  ______________  ______________
CASH FLOWS FROM INVESTING ACTIVITIES
____________________________________

      Advances to Joint Venture                                        (374,527)       (190,255)
                                                                  ______________  ______________
             NET CASH USED IN INVESTING ACTIVITIES                     (374,527)       (190,255)
                                                                  ______________  ______________
CASH FLOWS FROM FINANCING ACTIVITIES
____________________________________

      Repayment of equipment lease payable                                  ---          (1,498)
      Proceeds from exercise of employee stock options                      ---          29,750
      Repayment of borrowing                                                ---            (125)
                                                                  ______________  ______________
             NET CASH PROVIDED BY FINANCING ACTIVITIES                      ---          28,127
                                                                  ______________  ______________
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (84,503)        141,173

CASH AND CASH EQUIVALENTS - BEGINNING OF THE YEAR                       204,248          63,075
                                                                  ______________  ______________
CASH AND CASH EQUIVALENTS - END OF THE YEAR                       $     119,745   $     204,248
                                                                  ==============  ==============

SUPPLEMENTARY DISCLOSURE AND CASH FLOW INFORMATION
__________________________________________________

  Cash paid during the year for interest                          $      91,594   $      24,480
  Cash paid during the year for income taxes                                ---             ---


The accompanying notes are an integral part of the consolidated financial statements.

              IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
           For the years ended December 31, 2005 and 2004

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

    In an effort to develop a dependable source of production, on March 18, 2003, Tate and Lyle and Igene announced a 50:50 joint venture to produce AstaXin(R) for the aquaculture industry. Production utilizes Tate & Lyle's fermentation capability together with the unique technology developed by Igene. Part of Tate & Lyle's existing Selby, England, citric acid facility was modified to include the production of 1,500 tons per annum of this product. Tate & Lyle's investment of $25 million includes certain of its facility assets that were used in citric acid production.

    Principles of Consolidation
    ___________________________

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

    Accounts Receivable
    ___________________

    Accounts  receivable  are  stated at  the  amount  management expects to collect from the outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based upon its assessment of the current collection status of individual accounts. Delinquent amounts that are outstanding after management has conducted reasonable collection efforts, are written off through a charge to the valuation allowance and a credit to accounts receivable. During 2005 assets were sold for less then the initial agreed upon price with the distributor, the $50,000 balance remaining was written off.

              IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
           For the years ended December 31, 2005 and 2004

    Investment In and Advances To Unconsolidated Joint Venture
    __________________________________________________________

    The investment in the Joint Venture is accounted for under the equity method whereby the Company's 50% ownership percentage in the Joint Venture is reflected as an asset in the consolidated balance sheet and the changes in the Joint Venture's equity as a result of its operations is reflected in the Company's consolidated statement of operations. The Company evaluates its investment in the Joint Venture for impairment, as it does for all long term assets. The Company can not recognize the loss of the Joint Venture beyond its investment in the Venture or the amount of debt guaranteed by Igene, if any. This excess loss, and all future losses incurred as a result of the Joint Venture, that are in excess of the Company's investment and advances, are suspended until the point that the profits of the Joint Venture, if any, exceed the incurred losses. The accounting policies followed by the Joint Venture are in conformity with accounting principles generally accepted in the United States of America.

    On June 15th 2005, the Company executed a limited guarantee for one of the debt obligations of the Joint Venture. Under the terms of the limited guarantee, the Company will guarantee up to 4,200,000 British pounds sterling (approximately $7,350,000 at February 10, 2006). The Company subsequently entered into an agreement with Tate & Lyle (the other 50% partner in the Joint Venture) where Tate & Lyle has agreed to arrange funds for the Joint Venture, without recourse to Igene Biotechnology, Inc., until the Joint Venture produces a regular monthly cash flow, as defined, for four consecutive months. As of March 29, 2006, the Joint Venture has not met the cash flow requirements, therefore Igene is not obligated for any funding to the Joint Venture or responsible for the guarantee mentioned above.

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

              IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
           For the years ended December 31, 2005 and 2004

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

    Accounting for Stock Based Compensation
    _______________________________________

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", but applies Accounting Principals Board Opinion No. 25 and related interpretations in accounting for its stock option plans. No compensation expense related to the Company's stock option plans were recorded during the two years ended December 31, 2005.

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


                                                              2005              2004
                                                          _____________     _____________
     Net loss, as reported                                $ (1,414,779)     $ (1,309,965)

     Pro forma stock-based employee compensation
       expense determined under fair value based method
       net of related tax effects                              (38,677)       (1,174,213)
                                                          _____________     _____________
     Pro forma net loss                                   $ (1,453,456)     $ (2,484,178)
                                                          =============     =============
     Net loss per Share:
       Basic - as reported                                $      (0.01)     $      (0.01)
       Basic - pro forma                                  $      (0.01)     $      (0.03)

       Diluted - as reported                              $      (0.01)     $      (0.01)
       Diluted - pro forma                                $      (0.01)     $      (0.03)

              IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
           For the years ended December 31, 2005 and 2004

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the two years ended December 31:

                                         2005          2004
                                      _________     _________
     Dividend yield                       ---           ---
     Expected volatility               136.00%       144.90%
     Risk-free interest rate             4.63%         4.63%
     Expected lives in years               10            10
     Fair value of options granted     $0.027         $0.10

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

              IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
           For the years ended December 31, 2005 and 2004


(2) Non-cash Investing and Financing Activities:
    ___________________________________________

    During the course of 2004, $295,000 of the $1,000,000 of Convertible Debentures issued as part of the 2001 ProBio purchase, were converted to common stock. These shares were converted at $.10 per share for a total of 2,950,000 shares. These shares were issued and the notes cancelled. This relieved the Company of $295,000 of long-term debt.

    During the course of 2005 and 2004, Fermic, Igene's manufacturing agent, earned 4,724,416 and 3,640,792 shares, respectively, of common stock as part of the manufacturing agreement. Fermic earns 2,250 shares of common stock for each kilogram pure astaxanthin produced and delivered as part of the agreement. The average price is based on the market value of the shares at the time the product was produced. Fermic can earn up to 20,000,000 shares in total under the contract. The 4,724,416 shares were earned at an average price of $.068 per share for 2005, and 3,640,792 shares were earned at an average price of $.011 per share for 2004. Through December 31, 2005, 19,454,430 shares have been earned. Any future shares earned by Fermic will be issued on a quarterly basis.

    On February 4, 2003, Igene sold its subsidiary ProBio to Fermtech AS in exchange for aggregate consideration valued at approximately $343,000, consisting of 7,000,000 shares of Igene common stock that ProBio owned (2,000,000 shares were re-earned by Fermtech as described below), valued for the purposes of the acquisition at $.03 per share, plus forgiveness of approximately $168,000 of debt that Igene owed to ProBio at the time of purchase in 2001. Mr. Benjaminsen remained employed by Igene through February 2006, therefore the escrowed shares of common stock were delivered to Fermtech.

    In April of 2004 the holder of Preferred Stock Series B, converted the 187,500 shares of Preferred stock at a rate of two for one into 375,000 shares of common stock at a value of $4.00 per share. The Preferred shares were retired and the Common shares issued.

    During 2004, 7,096 shares of redeemable preferred stock were exercised and retired in exchange for 14,192 new shares of common stock which were issued pursuant to the conversion.

    During 2005 and 2004, Igene recorded dividends in arrears on 8% redeemable preferred stock at $.64 per share aggregating $11,846 and $42,981 respectively, on Series A preferred stock which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock. (see also note 9)

(3) Concentration of Credit Risk
    ____________________________

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

              IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
           For the years ended December 31, 2005 and 2004

(4) Property and Equipment
    ______________________

    Property and equipment are stated at cost and are summarized as follows:

    Laboratory equipment and fixtures        $   181,042
    Pilot plant equipment and fixtures            91,503
    Office furniture and fixtures                 36,990
                                             ____________
                                                 309,535
    Less accumulated depreciation               (259,476)
                                             ____________
                                             $    50,059
                                             ============

(5) Investment in Joint Venture
    ___________________________

    On March 18 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate"). Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company transferred to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Venture. The value of the Company's initial investment in the Joint Venture has been recorded at an amount equal to Igene's historical book value. As the cost of the Company's technology and intellectual property has been previously expensed and has a carrying amount of zero, the investment in the Joint Venture was originally recorded with a book value of $316,869, which represents the unamortized production costs contributed to the Joint Venture. Added to this was a purchase of common stock in the new venture of $6,000.

    Production utilizes Tate's fermentation capability together with the unique technology developed by Igene. Part of Tate's existing Selby, England, citric acid facility was modified to produce up to 1,500 tons per annum of this product. Tate's investment of approximately $25 million includes certain of its facility assets used in citric acid production. Sales and cost of sales activity are now recorded as part of the earnings of the unconsolidated venture.

    As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now takes place in the unconsolidated Joint Venture. From inception on March 18, 2003 through December 31, 2005, the Joint Venture's results of operations included the following: Gross profit from inception was a negative $11,028,593 on sales of $17,745,223, less manufacturing cost of $28,773,816.
    Selling and general and administrative expenses were $9,215,577, and interest expense was $1,392,927. The resulting loss was $21,637,097. Igene's 50% portion of the Joint Venture loss was $10,818,549.

    Because the Company accounts for its investment in the Joint Venture under the equity method of accounting, it would ordinarily recognize a loss representing its 50% equity interest in the loss of the Joint Venture. However, losses in the Joint Venture are recognized only to the extent of the investment in and advances to the Joint Venture or the amount of any debt of the joint venture for which Igene has issued a guarantee, if any. Losses in excess of this amount are suspended from recognition in the financial statements and are carried forward to offset Igene's share of the Joint Venture's future income, if any.

               IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
           For the years ended December 31, 2005 and 2004

    On June 15th 2005, the Company executed a limited guarantee for one of the debt obligations of the Joint Venture. Under the terms of the limited guarantee, the Company will guarantee up to 4,200,000 British pounds sterling (approximately $7,350,000 at February 10, 2006). The Company subsequently entered into an agreement with Tate & Lyle (the other 50% partner in the Joint Venture) where Tate & Lyle has agreed to arrange funds for the Joint Venture, without recourse to Igene Biotechnology, Inc., until the Joint Venture produces a regular monthly cash flow, as defined, for four consecutive months. As of March 29, 2006, the Joint Venture has not met the cash flow requirements.

    At December 31, 2005, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of $322,869 and its net advances to the Joint Venture amounted to $1,059,965, for a total of $1,382,834. For the year ended December 31, 2004, Igene recognized $190,255 of its share of a $3,973,000 loss. For the year ended December 31, 2005, Igene recognized losses to the extent of the increase in advances of $374,527. The remainder, of approximately 5.6 million, is suspended and will be carried forward to offset Igene's share of earnings from the Joint Venture, if any. The balance in the Advances to and Investment in Joint Venture account on the Company's financial statements is zero at December 31, 2005.

    The following schedules display certain account balances of the joint venture as of December 31, 2005 and for the period since March 18, 2003 (inception):

                                                  December 31,
                                                         2005
                                                 _____________
                                                  (Unaudited)
     ASSETS
     CURRENT ASSETS
     Cash                                        $  2,535,000
     Accounts Receivable                            1,786,000
     Inventories                                    3,523,000
                                                 _____________
                                                    7,844,000

     Fixed Assets                                  19,944,000
     Intellectual property                         24,614,000
                                                 _____________
     TOTAL ASSETS                                $ 52,402,000
                                                 =============

     LIABILITIES AND EQUITY

     CURRENT LIABILITIES
     Accounts payable and accrued expenses       $ 13,764,000
     Working capital loan                          10,226,000
                                                 _____________
     TOTAL LIABILITIES                             23,990,000
     Equity                                        28,412,000
                                                 _____________
     TOTAL LIABILITIES AND EQUITY                $ 52,402,000
                                                 =============

              IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
           For the years ended December 31, 2005 and 2004

                                                                          Period from
                                                                initial investment to
                                                                    December 31, 2005
                                                                _____________________
                                                                          (unaudited)
     Net Sales                                                  $    17,745,223
     Less: manufacturing cost                                       (28,773,816)
     Gross Profit (Loss)                                            (11,028,593)
     Less: selling, general and administrative                       (9,215,577)
     Operating Loss                                                 (20,244,170)
     Interest Expense                                                (1,392,927)
     Net Loss                                                   $   (21,637,097)
     Igene's 50% equity interest in the net loss                $   (10,818,549)
     Igene's Investment in and Advances to the Joint Venture    $    (1,382,834)
     Igene's suspended loss                                     $    (9,435,715)


     The following schedule displays certain account balances of the Joint Venture for the years ended December 31, 2005 and 2004. As shown, 50% of the activity is recorded as equity in loss of Joint Venture:


                                                          Year Ended            Year Ended
                                                       December 31, 2005     December 31, 2004
                                                       _________________     _________________
     Net Sales                                         $     10,961,223      $      5,650,000
     Less: manufacturing cost                               (17,633,816)           (9,989,000)
     Gross Profit (Loss)                                     (6,672,593)           (4,339,000)
     Less: selling, general and admin                        (3,947,577)           (3,440,000)
     Operating Loss                                         (10,620,170)           (7,779,000)
     Interest Expense                                        (1,241,927)             (167,000)
     Loss before tax                                   $    (11,862,097)     $     (7,946,000)

     50% equity interest Igene                         $     (5,931,049)     $     (3,973,000)
     Igene's additional Investment in
        and Advances to the Joint Venture              $       (374,527)     $       (190,255)
     Igene's incremental suspended loss                $     (5,556,522)     $     (3,782,745)


    As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now take place in the unconsolidated Joint Venture. For the years ended 2005 and 2004, Igene's portion of the Joint Venture loss was $5,931,049 and $3,973,000, respectively.

(6) Convertible Debentures
    ______________________

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

              IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
           For the years ended December 31, 2005 and 2004


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

    Convertible debentures are summarized as follows as of December 31, 2005:


                                                                          Accrued
                                                           Principal      Interest
                                                          ___________   ___________
    8%, 10-year, convertible debenture issued 7/17/02     $  300,000    $   82,718
    8%, 10-year, convertible debenture issued 2/22/02      1,000,000       304,877
    8%, 10-year, convertible debenture issued 3/1/01       1,014,212       422,000
    8%, 10-year, convertible debenture issued 3/27/01      1,500,000       534,180
    10%, 3-year, convertible debenture issued 11/30/01       705,000        11,750
                                                          ___________   ___________
                                                          $4,519,212    $1,355,525
    Less current maturities                                 (705,000)      (11,750)
                                                          ___________   ___________
                                                          $3,814,212    $1,343,775
                                                          ===========   ===========

    $30,000 of the Interest payable is not included with the accrued interest as it was transferred to accounts payable at year end for wire transfer to the note holder in payment.

(7) Notes Payable
    _____________

    This long term debt, approximately $5,800,000 which was scheduled to become payable in March 2003, had been extended to be due March 2006. It has been extended a second time to be due March 2009. Management felt any attempts to satisfy the debt on it's original due date would have had materially adverse effects on the Company.

               IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
           For the years ended December 31, 2005 and 2004

    As a part of the terms of the first extension of the debt, the exercise prices of the warrants and any conversion features was discounted by 25%, thus a $.10 warrant is now convertible  at $.075 cents.  As a part of the terms  of  the second extension of the debt, the exercise prices of the warrants and any conversion features was discounted again by 25%, thus a $.075 warrant is now convertible at $.056 cents.

    Beginning November 16, 1995 and continuing through May 8, 1997, Igene issued promissory notes to certain directors for aggregate consideration of $1,082,500. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of Igene at prices ranging from $0.05 per share to $0.135 per share, based on the market price of common shares at the respective issue dates. The notes were convertible in total to 13,174,478 shares of common stock. As a result of the extension they are now convertible to 17,565,970 shares of common stock. Concurrently, with each of the $1,082,500 of promissory notes, the holders also received 13,174,478 warrants for an equivalent number of shares at the equivalent price per share. The warrants expire ten years from the issue of the notes. As a result of the extension of debt the warrant exercise prices were reduced by 25%. These notes were modified in conjunction with the 1998 rights offering to be due on March 31, 2003, and had been extended to March 31, 2009 as part of the extension. The notes bear interest at the prime rate.

    In conjunction with the rights offering in March 1998, Igene issued $5,000,000 of 8% Notes due March 31, 2003 and 50,000,000 warrants to purchase one share of common stock at an exercise price of $0.10 per share expiring March 31, 2008. These notes had been extended to March 31, 2006, with an exercise price of $.075 per share. These notes have again been extended to March 31, 2009, with an exercise price of $.056 per share.

    Notes Payable are summarized as follows as of December 31, 2005:

                                                                             Accrued
                                                             Principal       Interest
                                                            ____________   ____________
    Long-term unsecured notes payable, bearing interest
        at prime, scheduled to mature March 31, 2003,
        extended to March 31, 2009, convertible into
        common stock                                        $ 1,082,500    $   635,077

    Long-term unsecured notes payable, bearing interest
        at 8%, scheduled to mature
        March 31, 2003, extended to March 31, 2009            4,759,767      2,953,403
                                                            ____________   ____________

                                                            $ 5,842,267    $ 3,588,480
                                                            ============   ============

    Combined aggregate amounts of maturities for all convertible debentures and notes payable are as follows:

                 Year           Amount
                 __________     ____________
                 2006           $   705,000
                 2007                   ---
                 2008                   ---
                 2009             5,842,267
                 Thereafter       3,814,212

              IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
           For the years ended December 31, 2005 and 2004

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

    In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of December 31, 2005, total dividends in arrears on Igene's preferred stock equal $204,339 (or $11.04 per share) on Igene's Series A and are included in the carrying value of the redeemable preferred stock.

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

              IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
           For the years ended December 31, 2005 and 2004

    The   following   is  a  summary  of  options   granted   and
    outstanding under the plans as of December 31, 2005 and 2004:

                                               2005                               2004
                                   ______________________________     ______________________________
                                                       Weighted                          Weighted
                                                        Average                           Average
                                                       Exercise                          Exercise
                                       Number             Price           Number            Price
                                   ______________  ______________     ______________  ______________
    Options outstanding
    and exercisable,
    beginning of year                 46,927,750           $.061         35,488,250           $.047

    Options granted                    1,500,000           $.027         11,989,500           $ .10

    Options exercised                        ---             ---           (550,000)          $.025

    Options forfeited,
    or withdrawn with
    consent of holders                       ---             ---                ---             ---
    Options expired                          ---             ---                ---             ---
                                   ______________  ______________     ______________  ______________
    Options outstanding
    and exercisable,
    end of year                       48,427,750           $.061         46,927,750           $.061
                                   ==============  ==============     ==============  ==============

                          Options Outstanding

                                               Weighted Average
           Exercise Price       Shares   Remaining Life (Years)
           ______________   __________   ______________________
           $.025            16,550,000                     6.6
           $.027             1,500,000                     9.9
           $.050             9,342,666                     3.9
           $.053                97,719                     1.0
           $.060               162,865                     1.0
           $.065                45,000                     3.5
           $.080             5,500,000                     5.8
           $.100            11,989,500                     8.6
           $.100             3,240,000                     2.3
                            __________
           $.061            48,427,750
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

              IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
           For the years ended December 31, 2005 and 2004

    Warrants
    ________

    In  consideration for his work on the Board of Directors  Mr.
    Kimelman was awarded on May 13, 2003 11,000,000 warrants to purchase Igene common stock at $.06 per share. The warrants shall expire March 26, 2013.

    The following table summarizes warrants issued, outstanding and exercisable:

                                        As of December 31,
                                _________________________________
                                     2005                2004
                                ______________     ______________
Issued                            205,261,073        205,261,073
Outstanding                       205,261,073        205,261,073
Exercisable                       205,261,073        205,261,073


    Common Stock
    ____________

    At December 31, 2005, 205,261,073 shares of authorized but unissued common stock were reserved for exercise of outstanding warrants, 48,427,750 shares of authorized but unissued common stock were reserved for exercise pursuant to the 1986, 1997 and 2001 Stock Option Plans, 10,000,000
    shares were reserved for exercise of options held by Mr. Benjaminsen, 37,018 shares of authorized but unissued common stock were reserved for issuance upon conversion of Igene's outstanding preferred stock, 545,570 shares were reserved for issue in accordance with Igene's manufacturing agreement with Fermic (see note 11) and 91,043,621 shares of authorized but unissued stock were reserved for issuance upon conversion of outstanding convertible notes.

    Preferred Stock
    _______________

    In April of 2004 the holder of the Series B preferred stock, converted the 187,500 shares of Preferred stock at a rate of two for one into 375,000 shares of common stock at a value of $4.00 per share. The Preferred shares were retired and the Common shares issued. This relieved Igene of debt recorded at $1,650,000 as of December 31, 2003.

    As of December 31, 2005, total dividends in arrears on Igene's preferred stock equal $204,339 (or $11.04 per share) on Igene's Series A and are included in the carrying value of the redeemable preferred stock.

(10) Net Loss Per Common Share
     _________________________

    Net loss per common share for 2005 and 2004 is based on 103,384,377 and 96,609,848 weighted average shares, respectively. For purposes of computing net loss per common share, the amount of net loss has been increased by dividends declared and cumulative undeclared dividends in arrears on preferred stock.

    Common stock equivalents, including: options, warrants, convertible debt, convertible preferred stock, and exercisable rights have not been included in the computation of earnings per share in 2005 and 2004 because to do so would have been anti-dilutive. However, these common stock equivalents could have potentially dilutive effects in the future.

              IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
           For the years ended December 31, 2005 and 2004

(11) Commitments
     ___________

    Igene is obligated for office and laboratory facilities and other rentals under operating lease agreements, which expire in 2011. The base annual rentals are approximately $96,000, increasing to $106,000 by the end of the lease term, plus the Company's share of taxes, insurance and other costs. Annual rent expense relating to the leases for the years ended December 31, 2005 and 2004 approximated $113,400 and $113,000, respectively.

    Future minimum rental payments, in the aggregate and for each of the next five years are as follows:


                Year              Amount
               ______          ____________
                2005           $    96,000
                2006                98,000
                2007               101,000
                2008               101,000
                2009               120,000
                Thereafter         114,000
                               ____________
                               $   630,000
                               ============

     Effective May 20, 2000, Igene signed an exclusive manufacturing agreement with Fermic, S.A. de C.V. ("Fermic"), of Mexico City, Mexico, for the production of AstaXin(R). The Fermic contract provides that the manufacturer has a limited exclusive right to produce AstaXin(R) and is paid a monthly fee in cash, which is based on manufacturing capacity, plus shares of Igene common stock based on production quantities. Fermic provides equipment and facilities necessary to manufacture and store the product and is responsible for purchasing raw materials. The Joint Venture is responsible for sales efforts and for ensuring the quality of the pigment. The Joint Venture also has a role in ensuring that the manufacturing process works effectively. The term of the contract was 6 years.

     Based  on  production of AstaXin(R), Igene has committed  to issue to Fermic up to a maximum of 20,000,000 shares of Igene common stock during a six year period expiring May 20, 2006 in accordance with the manufacturing agreement. Based on quantities of AstaXin(R) produced, 19,454,430 shares of Igene common stock has been issued to Fermic. Since the inception of the agreement stock has been recorded as a manufacturing expense and also as an increase in common stock and additional paid in capital of $1,326,970. The expense is now recorded on the books of the Joint Venture with the related receivable from the joint venture on the books of Igene. This amount has been computed based on the fair value of the stock as of the period in which the shares were earned.

(12) Income Taxes
     ____________

     No income tax benefit or deferred tax asset is reflected in the financial statements. Deferred tax assets are recognized for future deductible temporary difference and tax loss carry forwards if their realization is "more likely than not".

     At  December  31,  2005  Igene has  federal  and  state  net
     operating loss carry-forwards of approximately   $22,000,000
     that  expire at various dates from 2005 through  2025.   The
     recorded  deferred  tax  asset,  representing  the  expected benefit  from  the future realization of the  net  operating
     losses, net of the valuation allowance,  was   $-0- for 2005
     and 2004.

     The sources of the deferred tax asset are approximately as follows:

     Net  operating  loss carry-forward  benefit  $   8,775,000
     Valuation allowance                             (8,775,000)
                                                  ______________

     Deferred tax asset, net                      $         ---
                                                  ==============


(13) Uncertainty
     ___________

    Igene has incurred net losses in each year of its existence, aggregating approximately $42,000,000 from inception to December 31, 2005 and its liabilities exceeded its assets by approximately $15,496,000 at that date. These factors indicate that Igene will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

    Igene believes that should this Joint Venture be able to efficiently and profitably manufacturing product, eventually gross profits, and subsequently profitable operation, can be achieved.

(14) Nature of Risks and Concentrations
     __________________________________

    Revenue of the Joint Venture during 2005 and 2004 were derived from sales of the product, AstaXin(R). The majority of the Joint Venture's 2005 and 2004 sales were to fish producers in the aquaculture industry in Chile.

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

(15) Simple Retirement Plan
     ______________________

    Effective January 1, 1997, Igene adopted a Simple Retirement Plan under Internal Revenue Code Section 408(p). The Plan is a defined contribution plan, which covers all of Igene's U.S. employees who receive at least $5,000 of compensation for the preceding year. The Plan permits elective employee contributions. Effective January 1, 2003, Igene made an elective contribution of 3% of each eligible employee's compensation for each year. Igene's contributions to the plan for 2005 and 2004 were $23,052 and 19,221, respectively.

(16) Loss on Disposal
     ________________

    During the year ended December 31, 2005, Igene sold equipment and wrote-off a receivable from the prior sale of equipment. The resulting loss of $106,150 has been reflected as a loss on disposal on the accompanying statement of operations.

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Howard County, Maryland on March 31, 2006.


                         IGENE Biotechnology, Inc.
                         _______________________________________
                         (Registrant)


                    By   /s/ STEPHEN F. HIU
                         ______________________________________
                             STEPHEN F. HIU
                             President, Chief Technical Officer
                             and Treasurer

                    Date     April 13, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                         Date
________________________  _________________________     _____________

/s/ STEPHEN F. HIU        Director, President, Chief    April 13, 2006
________________________  Technical Officer, Treasurer
    STEPHEN F. HIU


/s/ EDWARD J. WEISBERGER  Chief Financial Officer       April 13, 2006
________________________  (principal financial and
    EDWARD J. WEISBERGER   accounting officer)


/s/ THOMAS L. KEMPNER     Vice Chairman of Board        April 13, 2006
________________________  of Directors
    THOMAS L. KEMPNER


/s/ MICHAEL G. KIMELMAN   Chairman of the Board         April 13, 2006
________________________  of Directors
    MICHAEL G. KIMELMAN


/s/ SIDNEY R. KNAFEL      Director                      April 13, 2006
________________________
    SIDNEY R. KNAFEL


/s/ PATRICK F. MONAHAN    Director, Vice President      April 13, 2006
________________________  Secretary and
    PATRICK F. MONAHAN    Director of Manufacturing

                          EXHIBIT INDEX



Exhibit 4.5   -  Second  Amendment  to  Indenture,  Securities,
                 Warrant Agreement and Warrant Certificates dated as of March 28, 2006.

Exhibit 10.11 -  Limited  Guarantee  dated  as of June 15, 2005 for the benefit of The Royal Bank of Scotland in connection with 4,200,000 British Pounds.

Exhibit 23.a. -  Consent of Independent Auditors

Exhibit 31.1  -  Certification of Principal  Executive  Officer
                 pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

Exhibit 31.2  -  Certification  of  Principal Financial Officer
                 pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

Exhibit 32.1  -  Certification  of  Chief   Executive   Officer
                 pursuant to 18 U.S.C. SECTION 1350.

Exhibit 32.2  -  Certification  of  Chief   Financial   Officer
                 pursuant to 18 U.S.C. SECTION 1350.