Form 10QSB
period 2006-03-31
IGENE BIOTECHNOLOGY INC
filed 2006-05-19
CIK 793160

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(D) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2006

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

Yes                No    x
      ___               ___

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court.

Yes                No
      ___               ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

108,222,324 shares of common stock, par value $.01, as of May 1,
________________________________________________________________
2006.
_____

Transitional Small Business Disclosure Format (check one):

Yes                No    x
      ___               ___

                             FORM 10-QSB
                      IGENE Biotechnology, Inc.


                                INDEX



PART I     -     FINANCIAL INFORMATION

                                                           Page

     Consolidated Balance Sheets ......................... 5

     Consolidated Statements of Operations ............... 6

     Consolidated Statements of Stockholders' Deficiency.. 7

     Consolidated Statements of Cash Flows ............... 8

     Notes to Consolidated Financial Statements .......... 9-14

     Management's Discussion and Analysis of Financial
     Conditions and Results of Operations ................ 15-18

     Controls and Procedures.............................. 19

PART II    -     OTHER INFORMATION ....................... 20

SIGNATURES ............................................... 21

EXHIBIT INDEX ............................................ 22

                      IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

               OF THE SECURITIES EXCHANGE ACT OF 1934

                               PART I

                        FINANCIAL INFORMATION

                              IGENE Biotechnology, Inc.  and Subsidiary
                                    Consolidated Balance Sheets


                                                                          March 31,   December 31,
                                                                              2006           2005
                                                                       ____________   ____________
                                                                       (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                            $       ---    $   119,745
  Accounts receivable                                                        5,306         15,618
  Prepaid expenses and other current assets                                  8,437         20,520
                                                                       ____________   ____________

     TOTAL CURRENT ASSETS                                                   13,743        155,883

  Property and equipment, net                                               45,386         50,059
  Loans receivable from manufacturing agent                                 19,993         19,993
  Investment in and advances to unconsolidated joint venture                   ---            ---
  Other assets                                                               5,125          5,125
                                                                       ____________   ____________

     TOTAL ASSETS                                                      $    84,247    $   231,060
                                                                       ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Bank overdraft                                                       $    61,715    $       ---
  Accounts payable and accrued expenses                                    120,510         99,285
  Convertible debenture                                                    705,000        705,000
  Accrued interest                                                          29,375         11,750
                                                                       ____________   ____________

     TOTAL CURRENT LIABILITIES                                             916,600        816,035

LONG-TERM DEBT
  Notes payable                                                          5,842,267      5,842,267
  Convertible debentures                                                 3,814,212      3,814,212
  Accrued interest                                                       5,088,068      4,902,255

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative,
  Convertible, voting, series A, $.01 par value per share. Stated value was $19.20 and $19.04, respectively.  Authorized 1,312,500
  shares, issued and outstanding 18,509                                    355,373        352,411
                                                                       ____________   ____________

     TOTAL LIABILITIES                                                  16,016,520     15,727,180
                                                                       ____________   ____________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $.01 par value per share. Authorized 750,000,000 shares; issued and outstanding 108,222,324 and 107,456,869 shares,
  respectively.                                                          1,082,223      1,074,569
Additional paid-in capital                                              25,474,244     25,445,450
  Accumulated deficit                                                  (42,488,740)   (42,016,139)
                                                                       ____________   ____________

     TOTAL STOCKHOLDERS' DEFICIENCY                                    (15,932,273)   (15,496,120)
                                                                       ____________   ____________

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $    84,247    $   231,060
                                                                       ============   ============


The accompanying notes are an integral part of the financial statements.

                               -5-

                      IGENE Biotechnology, Inc. and Subsidiary
                        Consolidated Statements of Operations
                                     (Unaudited)


                                                              Three months ended
                                                        _____________________________
                                                           March 31,       March 31,
                                                               2006            2005
                                                        _____________   _____________
EQUITY IN LOSS OF JOINT VENTURE                         $   (189,902)   $   (183,093)
                                                        _____________   _____________
OPERATING EXPENSES
__________________

  Marketing and selling                                       42,811          48,288
  Research, development and pilot plant                      208,649         166,007
  General and administrative                                 224,783         188,908
  Less operating expenses reimbursed by Joint Venture       (399,943)       (411,339)
                                                        _____________   _____________

     TOTAL OPERATING EXPENSES                                 76,300          (8,136)
                                                        _____________   _____________

     OPERATING LOSS                                         (266,202)       (174,957)
                                                        _____________   _____________

INTEREST EXPENSE                                            (206,399)       (213,080)
                                                        _____________   _____________

     NET LOSS                                           $   (472,601)   $   (388,037)
                                                        =============   =============


BASIC AND DILUTED NET LOSS PER COMMON SHARE             $      (0.00)   $      (0.00)
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

                               -6-

                                      IGENE Biotechnology, Inc. and Subsidiary
                                Consolidated Statements of Stockholders' Deficiency
                                                    (Unaudited)


                                                                          Additional                      Total
                                                    Common Stock           Paid-in      Accumulated    Stockholders'
                                                   (shares/amount)         Capital        Deficit       Deficiency
                                              _________________________  _____________  _____________  _____________
Balance at January 1, 2005                    101,732,453  $ 1,017,325   $ 25,138,748   $(40,601,360)  $(14,445,287)

Shares issued for manufacturing Agreement       1,061,689       10,617         97,520            ---        108,137

Net loss for the three months ended
  March 31, 2005                                      ---          ---            ---       (388,037)      (388,037)
                                              ____________ ____________  _____________  _____________  _____________

Balance at March 31, 2005                     102,794,142  $ 1,027,942   $ 25,236,268   $(40,989,397)  $(14,725,187)
                                              ============ ============  =============  =============  =============

Balance at January 1, 2006                    107,456,869  $ 1,074,569   $ 25,445,450   $(42,016,139)  $(15,496,120)

Shares issued for manufacturing Agreement         545,571        5,456         24,904            ---         30,360

Employee stock option purchase                    212,000        2,120          3,180            ---          5,300

Exercise of warrants                                7,884           78            710            ---            788

Net loss for the three months ended
  March 31, 2006                                      ---          ---            ---       (472,601)      (472,601)
                                              ____________ ____________  _____________  _____________  _____________

Balance at March 31, 2006                     108,222,324  $ 1,082,223   $ 25,474,244   $(42,488,740)  $(15,932,273)
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

                               -7-

                            IGENE Biotechnology, Inc. and Subsidiary
                             Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                      Three months ended
                                                                  __________________________
                                                                     March 31,     March 31,
                                                                         2006          2005
                                                                  ____________  ____________
Cash flows from operating activities
   Net loss                                                       $  (472,601)  $  (388,037)
   Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                       4,673         4,812
     Increase in preferred stock for cumulative dividend
       classified as interest                                           2,961         2,961
     Manufacturing cost paid in shares of common stock                 30,360       108,137
     Equity in loss of joint venture                                  189,902       183,093
     Decrease (increase) in:
       Accounts receivable                                             10,312          (437)
       Prepaid expenses and other current assets                       12,083       (20,180)
     Increase (decrease) in:
       Accounts payable and accrued expenses                          224,664       174,873
                                                                  ____________  ____________

       Net cash provided by operating activities                        2,354        65,222
                                                                  ____________  ____________

Cash flows from investing activities
     Advances to Joint Venture                                       (189,902)     (183,093)
                                                                  ____________  ____________

       Net cash used in investing activities                         (189,902)     (183,093)
                                                                  ____________  ____________

Cash flows from financing activities
   Proceeds from exercise of warrants                                     788           ---
   Bank overdraft                                                      61,715           ---
   Proceeds from exercise of employee stock options                     5,300           ---
                                                                  ____________  ____________

       Net cash provided by financing activities                       67,803           ---
                                                                  ____________  ____________

       Net decrease in cash and cash equivalents                     (119,745)     (117,871)

       Cash and cash equivalents
         at beginning of period                                       119,745       204,248
                                                                  ____________  ____________
       Cash and cash equivalents
         at end of period                                         $         0   $    86,377
                                                                  ============  ============

Supplementary disclosure and cash flow information
__________________________________________________

Cash paid for interest                                            $       ---   $    21,220
Cash paid for income taxes                                                ---           ---

See Note (2) for non-cash investing and financing activities.


The accompanying notes are an integral part of the financial statements.

                               -8-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements

(1)  Unaudited consolidated financial statements

     The March 31, 2006 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of
     America. This quarterly report on Form 10-QSB should be read in conjunction with Igene's Annual Report on Form 10-KSB for the year ended December 31, 2005.

(2)  Nature of Operations

     IGENE Biotechnology, Inc. (the "Company") was incorporated under the laws of the State of Maryland on October 27, 1981 as "Industrial Genetics, Inc." Igene changed its name to "IGI Biotechnology, Inc." on August 17, 1983 and to "Igene Biotechnology, Inc." on April 14, 1986. Igene is located in Columbia, Maryland and is engaged in the business of industrial microbiology and related biotechnologies. Igene has operational subsidiaries in Norway and Chile. The Company is engaged in the business of developing, marketing, and manufacturing specialty ingredients for human and animal nutrition. Igene was formed to develop, produce, and market value-added specialty biochemical products. Igene is a supplier of natural astaxanthin, an essential nutrient in different feed applications and a source of pigment for coloring farmed salmon species. Igene also supplies nutraceutical ingredients, as well as consumer ready health food supplements, including astaxanthin. Igene is focused on fermentation technology, pharmacology, nutrition and health in its marketing of products and applications worldwide.

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

(3)  Noncash investing and financing activities

     During the three months ended March 31, 2006, the Company extended scheduled repayment on notes of $5,842,267 and related accrued interest of $5,088,068 until March 31, 2009.

     During the three months ended March 31, 2006 and 2005, the Company recorded in each quarter dividends in arrears on 8% redeemable preferred stock cumulating at $.16 per share aggregating to $2,961. In accordance with FASB 150, the dividends accrued in the third quarter 2003 and thereafter have been reclassified as interest expense.

     During the three months ended March 31, 2006, 7,884 warrants were exercised for $788. 7,884 new shares of common stock were issued pursuant to these exercises.

     During the three months ended March 31, 2006 and 2005, Fermic, Igene's manufacturing agent, earned 545,571 and 1,061,689 shares, respectively, of common stock as part of the manufacturing agreement. Fermic earns 2,250 shares of common stock for each kilogram pure Astaxanthin produced and delivered as part of the agreement. The average price is based on the market value of the shares at the time the product is produced. With the distribution in the first quarter of 2006, Fermic has earned the 20,000,000 shares in total under the contract.

                               -9-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

     The 545,571 shares were earned at an average price of $.056 per share for 2006, and the 1,061,689 shares were earned at an average price of $.102 per share for 2005. Through March 31, 2006, all 20,000,000 shares have been earned. Igene relied on Section 4(2) of the Securities Act of 1933, as amended, to issue the shares to Fermic without registration under that act. Igene relied on the representations and warranties that Fermic made in the manufacturing agreement in claiming the aforementioned exemption.

(4)  Amendment to Long - Term Liabilities

     The Company's Notes payable and Convertible debentures (other than the ProBio Debentures in the amount of $705,000) were changed from a maturity date of March 31, 2006 to March 31, 2009. Accordingly, such notes payable and convertible debentures have been classified as short-term on the accompanying Consolidated Balance Sheet.

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

     As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now takes place in the unconsolidated Joint Venture. From inception on March 18, 2003 through March 31, 2006, Igene's portion of the Joint Venture's net loss was $12,403,236. The loss was a result of a 50% interest in the following: Gross profit for the period was a negative $11,187,348 on sales of $20,935,362, less manufacturing cost of $32,122,710. Selling and general and administrative expenses for the period were $10,320,296, interest expense was $2,093,827, and tax expense was recorded for $1,205,000. The resulting loss before tax was $24,806,471. Igene's 50% portion of the Joint Venture loss was $12,403,236.

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




                              -10-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

     At March 31, 2006, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of its initial investment of $322,869 and its net advances to the Joint Venture amounted to $1,249,867, for a total of $1,572,736. From inception through the year ended December 31, 2005, Igene recognized $1,382,834 of the $10,818,549 loss which existed as part of the Joint Venture. In the first quarter of 2006, Igene recognized losses to the extent of the increase in the advance of $189,902, representing the March 31, 2006 balance of $1,572,736, less the December 31, 2005 balance of $1,382,834. The remainder of the cumulative loss which is
     $10,830,500 is suspended and will be carried forward to offset Igene's share of future earnings, if any, from the
     Joint Venture. The balance in the Advances to and Investment in Joint Venture account on the Company's financial statements is zero at March 31, 2006.

     The following condensed statement displays the activity of the Joint Venture for the period of initial investment at March 18, 2003 in the Joint Venture through March 31, 2006. As shown 50% of the activity is potentially recorded as part of Igene's Financial Statements as loss from investment in Joint Venture:

                                                               March 31,
                                                                   2006
                                                           _____________
     ASSETS
     CURRENT ASSETS
          Cash and cash equivalents                        $    248,000
          Accounts Receivable                                 2,848,000
          Inventories                                         5,899,000
                                                           _____________

                                                              8,995,000
     OTHER ASSETS
          Property, plant and equipment, net                 21,004,000
          Intangibles                                        24,614,000
                                                           _____________

               TOTAL ASSETS                                $ 54,613,000
                                                           =============

     LIABILITIES AND EQUITY
     CURRENT LIABILITIES
          Accounts payable and accrued expenses            $ 19,396,000
          Maturities of debt                                  9,119,000
                                                           _____________

               TOTAL CURRENT LIABILITIES                     28,515,000
          Deferred tax liability                              1,205,000
                                                           _____________

               TOTAL LIABILITIES                             29,720,000

          Equity                                             24,893,000
                                                           _____________

               TOTAL LIABILITIES AND EQUITY                $ 54,613,000
                                                           =============

                                                               Period from March 18, 2003
                                                                (initial investment) to
                                                                     March 31, 2006
                                                               __________________________
                                                                      (unaudited)
     Net Sales                                                       $ 20,935,362
     Less: manufacturing cost                                         (32,122,710)
                                                                     _____________

     Gross Profit (Loss)                                              (11,187,348)
     Less: selling, general and administrative                        (10,320,296)
                                                                     _____________

     Operating Loss                                                   (21,507,644)
     Interest Expense                                                  (2,093,827)
                                                                     _____________

     Net loss before taxes                                            (23,601,471)
     Tax Expense                                                       (1,205,000)
                                                                     _____________

     Net Loss                                                        $(24,806,471)
                                                                     =============
     Igene's 50% equity interest in the net loss                     $(12,403,236)
     Igene's Investment in and Advances to the Joint Venture           (1,572,736)
                                                                     _____________
     Igene's suspended loss                                          $(10,830,500)
                                                                     =============

                              -11-

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                          (continued)


                                                     Quarter ended      Quarter ended
                                                     March 31, 2006     March 31, 2005
                                                     ______________     ______________
                                                      (unaudited)        (unaudited)
     Net Sales                                       $   3,190,139      $   2,354,400
     Less: manufacturing cost                           (3,348,894)        (3,617,488)
                                                     ______________     ______________

     Gross Profit (Loss)                                  (158,755)        (1,263,088)
     Less: selling, general and administrative          (1,104,719)          (764,077)
                                                     ______________     ______________
     Operating Loss                                     (1,263,474)        (2,027,165)
     Interest Expense                                     (700,900)          (985,475)
                                                     ______________     ______________
     Net Loss before taxes                              (1,964,374)        (3,012,640)
     Tax Expense                                        (1,205,900)               ---
                                                     ______________     ______________
     Net Loss before taxes                           $  (3,170,274)     $  (3,012,640)
                                                     ==============     ==============
     Igene's 50% equity interest in the net loss     $  (1,585,137)     $  (1,506,320)
     Igene's additional Investment in and
       Advances to the Joint Venture                      (189,902)          (183,093)
                                                     ______________     ______________
     Igene's incremental suspended loss              $  (1,395,235)     $  (1,323,227)
                                                     ==============     ==============


(6)  Stockholders' Deficiency

     As  of  March  31,  2006, 37,018 shares  of  authorized  but
     unissued   common  stock  were  reserved  for   issue   upon
     conversion of the Company's outstanding preferred stock.

     As of March 31, 2006, 73,742,500 shares of authorized but unissued common stock were reserved for distribution and exercise pursuant to the Company's Employee Stock Option
     Plans.

     As of March 31, 2006, 10,000,000 shares of authorized but unissued common stock were reserved for distribution and exercise pursuant to stock option agreements with past officers of the Company.

     As of March 31, 2006, 17,565,970 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes held by directors of the Company in the aggregate amount of 1,082,500.

     As of March 31, 2006, 66,427,651 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes held by directors of the Company.

     As of March 31, 2006 7,050,000 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes issued as part of the purchase of ProBio.

     As of March 31, 2006, 205,261,073 shares of authorized but unissued common stock were reserved for the exercise of outstanding warrants.

 (7) Basic and diluted net loss per common share

     Basic and diluted net loss per common share for the three-month periods ended March 31, 2006 and 2005 are based on 106,559,965 and 101,732,453, respectively, of weighted average common shares outstanding. For purposes of computing net loss per common share, the amount of net loss has been increased by cumulative undeclared dividends in arrears on preferred stock prior to the third quarter of 2003, the effective date of FASB 150. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.




                              -12-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

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

(9)  Uncertainty

     Igene has incurred net losses in each year of its existence, aggregating approximately $42,500,000 from inception to March 31, 2006 and its liabilities exceeded its assets by approximately $15,900,000 at that date. These factors indicate that Igene may not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

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

(10) Stock Based Compensation

     Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of
     APB  Opinion  No.  25,  "Accounting  for  Stock  Issued   to
     Employees", and related interpretations. No stock option based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No.
     123  ( R ),   "Accounting for Stock-Based Compensation"  and
     disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", to stock-based employee compensation for the periods ended March 31:

                                                             2005
                                                        _____________
     Net loss:
       As reported                                      $   (388,037)
       Less pro forma stock-based employee
         compensation expense determined under fair
         value based method net of related tax effects           ---
                                                        _____________

     Net loss per common share:                             (388,037)
                                                        =============

     Net loss per Share:
          Basic - as reported                           $      (0.00)
          Basic - pro forma                             $      (0.00)

          Diluted - as reported                         $      (0.00)
          Diluted - pro forma                           $      (0.00)


            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(11) Recent Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No.43, Chapter 4." SFAS amends Accounting Research Bulletin ("ARB") No.43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No.151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No.151 is effective for inventory costs incurred during the fiscal years, if any, beginning after June 15, 2005. The Company is currently assessing the impact SFAS No.151 will have on the results of operations, financial position or cash flows.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections"("SFAS 154") which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principal unless it is not practical. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2006. Although the Company will continually evaluate its accounting policies, management does not currently believe adoption will have a material impact on the Company's results of operations, cash flows or financial position.

     On  December  16, 2004, the FASB issued FASB  Statement  No.
     123(revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the SEC amended the compliance dates for Statement 123(R) from fiscal periods beginning after June 15, 2005 to fiscal years beginning after June 15, 2005. The Company adopted Statement 123 (R) in the first quarter of fiscal 2006.

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

      The investment in the Joint Venture is accounted for under the equity method whereby the Company's 50% ownership percentage in the Joint Venture's equity is reflected as an asset and the changes in the Joint Venture's equity as a result of its operations is reflected in the Company's consolidated statement of operations subject to certain limitations. Igene's share of losses in the Joint Venture are recognized only to the extent of Igene's consideration paid for its initial investment in the Joint Venture and any net advances Igene has made to the Joint Venture. Losses in excess of this amount are suspended from recognition in the financial statements and carried forward to offset Igene's share of the Joint Venture future income, if any. Income in the future, if any, will only be recognized once all previously deferred losses have been exhausted. The Company evaluates its investment in the Joint Venture for impairment, as it does for all other assets. The accounting policies followed by the Joint Venture are in conformity with accounting principals generally accepted in the United States of America.

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

Cost of sales and gross profit

     As with Sales Revenue, future Cost of Sales and Gross Profit is recognized through the Joint Venture. As a result, Igene reported no gross profit on sales of AstaXin(R) since the inception of the Joint Venture. The Company attributes poor or negative gross profit to a combination of pricing pressure in the market and inefficiencies in production. Management expects that sales and gross profits may continue to be limited by production efficiency resulting from process research and development. Management expects the level of gross profit to improve in the future as production efficiency is realized from the Joint Venture with Tate & Lyle offsetting pricing competition, but can provide no assurances of future increased production or future increased margin.

     Additionally no cost of sales were recorded as they are also recorded as part of the Joint Venture activity.

Marketing and selling expenses

     For the quarters ended March 31, 2006 and 2005, Igene recorded Marketing Expense in the amount of $42,811 and $48,288, respectively, a decrease of $5,477 or 11%. It is expected this level of selling cost will be constant based on the current level of salable product currently available. As a result of the Joint Venture with Tate & Lyle, Igene is expecting an increase in salable product with a corresponding increase in sales costs at the point the new facility is in full production. Additionally, as a result of the Joint Venture, these expenses have been reimbursed to Igene by the Joint Venture. However no assurances can be made in regards to increased production from the new facility or the corresponding increase in selling costs.

Research, development and pilot plant expenses

     For the quarter ended March 31, 2006 and 2005, Igene recorded research and development costs in the amount of $208,649 and $166,007, respectively, an increase of $42,642 or 26%. It is expected these costs will remain at current increased levels in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, developing higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology. Igene is hoping this will lead to an increase in salable product at a reduced cost to Igene and the Joint Venture. However no assurances can be made in that regard. These costs are currently funded through reimbursement from the Joint Venture.

Operating expenses

     General and administrative expenses for the quarter ended March 31, 2006 and 2005 were $224,783 and $188,908 respectively, an increase of $35,875 or 19%. These costs are expected to remain constant, at the current level. Igene works to keep overhead costs at a reduced level and spend funds on research and development efforts, but various costs associated with reporting costs related to SEC and public filing requirements has increased general and administrative expenses. A portion of this cost is funded by reimbursement through the Joint Venture and the remainder will need to be funded through profitable operations or through contributions from directors; though neither of these can be assured.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Expenses reimbursement by Joint Venture

     As part of the Joint Venture agreement, costs incurred by Igene related to production, research and development, as well as those costs related to the marketing of AstaXin(R), are considered costs of the Joint Venture and therefore are reimbursed by the Joint Venture. For the quarter ended March 31, 2006, costs reimbursed by the Joint Venture totaled $399,943. The costs covered $42,811 of marketing costs, $208,649 of research and development costs and $148,483 of general and administrative costs. For the quarter ended March 31, 2005, costs reimbursed by the Joint Venture totaled $411,339. The costs covered $48,288 of marketing costs, $166,007 of research and development costs and $197,044 of general and administrative costs.

Interest expense

     Interest expense for the quarters ended March 31, 2006 and 2005, was $206,399 and $213,080, respectively, a decrease of $6,681 or 3%. The interest expense was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debenture in both periods.

Equity in earnings of unconsolidated Joint Venture

     As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now takes place in the unconsolidated Joint Venture. From inception on March 18, 2003 through March 31, 2006, Igene's portion of the Joint Venture's net loss was $12,403,236. The loss was a result of a 50% interest in the following: Gross profit for the period was a negative $11,187,348 on sales of $20,935,362, less manufacturing cost of $32,122,710. Selling and general and administrative expenses for the period were $10,320,296, interest expense was $2,093,827 and tax expense was recorded for $1,205,000. The resulting loss before tax was $24,806,471. Igene's 50% portion of the Joint Venture loss was $12,403,236.

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

    At March 31, 2006, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of its initial investment of $322,869 and its net advances to the Joint Venture amounted to $1,249,867, for a total of $1,572,736. From inception through the year ended December 31, 2005, Igene recognized $1,382,834 of the $10,818,549 loss which existed as part of the Joint venture. In the first quarter of 2006, Igene recognized losses to the extent of the increase in the advance of $189,902, representing the March 31, 2006 balance of $1,572,736, less the December 31, 2005 balance of $1,382,834.
The remainder of the cumulative loss which is $10,830,500 is suspended and will be carried forward to offset Igene's share of future earnings, if any, from the Joint Venture. The balance in the Advances to and Investment in Joint Venture account on the Company's financial statements is zero at March 31, 2006.

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

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Net loss and basic and diluted net loss per common share

    As a result of the foregoing, the Company reported net losses of $472,601 and $388,037, respectively, for the quarters ended March 31, 2006 and 2005, an increase in the loss of $84,564 or 22%. This represents a loss of $.00 per basic and diluted common share in each of the quarters ended March 31, 2006 and 2005. The weighted average number of shares of common stock outstanding of 106,559,965 and 101,732,453 for the quarters ended March 31, 2006 and 2005, respectively, has increased by 4,827,512 shares. The increase in outstanding shares resulted from primarily the weighted average adjustment of the issuance of 4,208,298 shares to Igene's manufacturer under the manufacturing agreement with Fermic, 212,000 shares in issuance for exercise of employee stock incentive plan, and 1,000,000 shares reissued to Fermtech as part of the disposition of ProBio.

Financial Position

    During the three-month periods ended March 31, 2006 and 2005, in  addition  to  the  Joint  Venture previously  discussed,  the
following   actions  also  materially  affected   the   Company's
financial position:

    - Increases in accounts payable and accrued expense for the quarter ended March 31, 2006 of $224,664 was a source of cash as well as decreases in accounts receivable and prepaid expense of $22,395, these increases were offset by increases in funds due from the Joint Venture of $189,902;

     - The carrying value of redeemable preferred stock was increased and interest expense recorded in the amounts of $2,961 in 2006 and in 2005, respectively, reflecting cumulative unpaid dividends on redeemable preferred stock.

      In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of March 31, 2006, total dividends in arrears on Igene's preferred stock total $207,301 ($11.20 per share) and are included in the carrying value of the redeemable preferred stock.

Liquidity and Capital Resources

     Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of March 31, 2006, Igene had negative working capital of $902,857, and cash and cash equivalents of $0. Currently Igene is also funded by research and development reimbursements from the Joint Venture.

     Cash provided by operating activities during the three-month period ended March 31, 2006 and 2005, amounted to $2,354 and $65,222, respectively.

     Cash used in investing activities for the three-month period ended March 31, 2006 and 2005, amounted to $189,902 and $183,093, respectively .

    Cash provided by financing activities was $67,803 during the first quarter of 2006, this was due primarily to employee stock options exercised and bank overdraft. No cash was provided by or used in financing activities in the first quarter of 2005.

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

    The   Company   does  not  believe  that  inflation   had   a
significant impact on its operations during the three-month periods ended March 31, 2006 and 2005.

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

Item 3.  Defaults Upon Senior Securities.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of March 31, 2006, total dividends in arrears on the Company's preferred stock total $207,301 ($11.20 per share) and are included in the carrying value of the redeemable preferred stock.

     On November 30, 2001, Igene entered into Convertible Promissory Notes (the "Convertible Notes") with each of the following note holders for the respective amounts (a) NorInnova AS (formerly Forskningsparken I Tromso AS) for $106,500; (b) Knut Gjernes for $7,500; (c) Magne Russ Simenson for $278,000; and (d) Nord Invest AS for $313,000 (collectively, the "Convertible Note Holders"). Each of the Convertible Notes has a maturity date of November 1, 2004. On November 18, 2005, each of the Convertible Note Holders provided Igene with written notice of default under each of the Convertible Notes. Igene and the Convertible Note Holders are currently in discussions to extend the maturity date of each of the Convertible Notes in return for reducing the conversion price and increasing the interest rate on each Convertible Note, however it is not certain such amendment will be consummated, and so long as an event of default under the Convertible Note continues to exist, the Convertible Note Holders have the ability to accelerate the payment of the principal and interest due and owing on each of the Convertible Notes. Currently, the indebtedness evidenced by each of the convertible notes is accruing interest at the default rate.


Item 6.  Exhibits

 (a) Exhibits

     Exhibit 3.1 - Articles  of  Incorporation of the Registrant,
          as   amended  to  date,  constituting  Exhibit  3.1  to
          Registration Statement No. 333-41581 on Form SB-2 are hereby incorporated herein by reference.

     Exhibit 3.2 - By-Laws of the Registrant, as amended to date,
          constituting    Exhibit   3.2   to   the   Registrant's
          Registration Statement No. 33-5441 on Form S-1, are hereby incorporated herein by reference.

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



                              IGENE BIOTECHNOLOGY, INC.
                              _________________________________
                              (Registrant)




Date     May 19, 2006      By /S/ STEPHEN F. HIU
         ____________         _________________________________
                                  STEPHEN F. HIU
                                  President




Date     May 19, 2006      By /S/ EDWARD J. WEISBERGER
         ____________         _________________________________
                                  EDWARD J. WEISBERGER
                                  Chief Financial Officer

                            EXHIBIT INDEX

     Exhibit 3.1 - Articles of Incorporation of the Registrant, as amended to date, constituting Exhibit 3.1 to Registration Statement No. 333-41581 on Form SB-2 are hereby incorporated herein by reference.

     Exhibit 3.2 - By-Laws of the Registrant, as amended to date, constituting Exhibit 3.2 to the Registrant's Registration Statement No. 33-5441 on Form S-1, are hereby incorporated herein by reference.

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