Form 10QSB
period 2006-06-30
IGENE BIOTECHNOLOGY INC
filed 2006-08-11
CIK 793160

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-QSB
(Mark One)

[x] Quarterly report under Section 13 or 15(D) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 2006

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

108,337,072 shares of common stock, par value $.01, as of July 13, 2006.
________________________________________________________________________

Transitional Small Business Disclosure Format (check one):

Yes                No    x
      ___               ___

                             FORM 10-QSB
                      IGENE Biotechnology, Inc.


                                INDEX



PART I   -   FINANCIAL INFORMATION

                                                                Page

     Consolidated Balance Sheets .............................   5-6

     Consolidated Statements of Operations ...................     7

     Consolidated Statements of Stockholders' Deficiency .....     8

     Consolidated Statements of Cash Flows ...................     9

     Notes to Consolidated Financial Statements .............. 10-16

     Management's Discussion and Analysis of Financial
     Conditions and Results of Operations .................... 17-20

     Controls and Procedures .................................    21

PART II  -   OTHER INFORMATION ............................... 22-23

SIGNATURES ...................................................    24

EXHIBIT INDEX ................................................    25

                      IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

               OF THE SECURITIES EXCHANGE ACT OF 1934

                             PART I
                      FINANCIAL INFORMATION

                  IGENE Biotechnology, Inc.  and Subsidiary
                         Consolidated Balance Sheets


                                                     June 30,      December 31,
                                                        2006              2005
                                                 _____________    _____________
                                                  (Unaudited)        (Note)
ASSETS
CURRENT ASSETS

  Cash and cash equivalents                      $      9,527     $    119,745
  Accounts receivable                                   8,526           15,618
  Prepaid expenses and other current assets             8,294           20,520
                                                 _____________    _____________
     TOTAL CURRENT ASSETS                              26,347          155,883

  Property and equipment, net                          40,713           50,059
  Loans receivable from manufacturing agent            19,993           19,993
  Investment in and advances to
    unconsolidated joint venture                          ---              ---
  Other assets                                          5,125            5,125
                                                 _____________    _____________

     TOTAL ASSETS                                $     92,178     $    231,060
                                                 =============    =============

Note: The Balance Sheet at December 31, 2005 has been derived from the audited financial statements at that date.


The accompanying notes are an integral part of the financial statements.

                     IGENE Biotechnology, Inc. and Subsidiary
                            Consolidated Balance Sheets
                                   (continued)

                                                    June 30,      December 31,
                                                        2006              2005
                                                 _____________    _____________
                                                  (Unaudited)        (Note)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses          $    165,476     $     99,285
  Convertible debenture                               705,000          705,000
  Accrued interest                                     11,750           11,750
                                                 _____________    _____________

     TOTAL CURRENT LIABILITIES                        882,226          816,035

LONG-TERM LIABILITIES
  Notes payable                                     5,842,267        5,842,267
  Convertible debentures                            3,814,212        3,814,212
  Accrued interest                                  5,275,946        4,902,255

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred
    stock, 8% cumulative, convertible,
    voting, series A, $.01 par value per
    share. Stated value was $ 19.36
    and $19.04, respectively.  Authorized
    1,312,500 shares, issued 11,134 and
    18,509, respectively.                             215,554          352,411
                                                 _____________    _____________

     TOTAL LIABILITIES                             16,030,205       15,727,180
                                                 _____________    _____________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $.01 par value per share.
     Authorized 750,000,000 shares;
     issued and outstanding 108,337,072
     and 107,456,869 shares, respectively.          1,083,371        1,074,569
  Additional paid-in capital                       25,619,696       25,445,450
  Accumulated Deficit                             (42,641,094)     (42,016,139)
                                                 _____________    _____________

     TOTAL STOCKHOLDERS' DEFICIENCY               (15,938,027)     (15,496,120)
                                                 _____________    _____________
     TOTAL LIABILITIES AND
     STOCKHOLDERS' DEFICIENCY                    $     92,178     $    231,060
                                                 =============    =============

Note: The Balance Sheet at December 31, 2005 has been derived from the audited financial statements at that date.


The accompanying notes are an integral part of the financial statements.

                             IGENE Biotechnology, Inc. and Subsidiary
                              Consolidated Statements of Operations
                                           (Unaudited)

                                                         Three months ended          Six months ended
                                                     _________________________   _________________________
                                                        June 30,      June 30,      June 30,      June 30,
                                                           2006          2005          2006          2005
                                                     ___________   ___________   ___________   ___________
EQUITY IN REPAID ADVANCES (LOSS)
  OF JOINT VENTURE                                   $  171,639    $ (282,977)   $  (18,263)   $ (466,070)

OPERATING EXPENSES
__________________

  Marketing and selling                                  47,399        70,876        90,210       119,164
  Research, development and pilot plant                 237,088       217,082       445,737       383,089
  General and administrative                            292,231       246,592       517,014       435,500
  Operating expenses reimbursed by Joint Venture       (459,917)     (527,398)     (859,860)     (938,737)
                                                     ___________   ___________   ___________   ___________
          TOTAL OPERATING EXPENSES                      116,801         7,152       193,101          (984)
                                                     ___________   ___________   ___________   ___________
          OPERATING PROFIT (LOSS)                        54,838      (290,129)     (211,364)     (465,086)

LOSS ON DISPOSAL                                            ---       (50,000)          ---       (50,000)

INTEREST EXPENSE                                       (207,192)     (192,709)     (413,591)     (405,789)
                                                     ___________   ___________   ___________   ___________

           NET LOSS                                  $ (152,354)   $ (532,838)   $ (624,955)   $ (920,875)
                                                     ===========   ===========   ===========   ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE          $    (0.00)        (0.01)   $    (0.01)        (0.01)
                                                     ===========   ===========   ===========   ===========

The accompanying notes are an integral part of the financial statements.

                                           IGENE Biotechnology, Inc. and Subsidiary
                                      Consolidated Statements of Stockholders' Deficiency
                                                          (Unaudited)

                                                                             Additional                  Total
                                                        Common Stock         Paid-in       Accumulated   Stockholders'
                                                       (shares/amount)       Capital       Deficit       Deficiency
                                                 ___________________________ _____________ _____________ _____________
Balance at January 1, 2005                        101,732,453  $  1,017,325  $ 25,138,748  $(40,601,360) $(14,445,287)

Shares issued for manufacturing agreement           2,232,473        22,325       174,912           ---       197,237

Net loss for the six months ended June 30, 2005           ---           ---           ---      (920,875)     (920,875)
                                                 ============= ============= ============= ============= =============
Balance at June 30, 2005                          103,964,926  $  1,039,650  $ 25,313,660  $(41,522,235) $(15,168,925)
                                                 ============= ============= ============= ============= =============

Balance at January 1, 2006                        107,456,869  $  1,074,569  $ 25,445,450  $(42,016,139) $(15,496,120)

Shares issued for manufacturing agreement             545,569         5,456        24,904           ---        30,360

Conversion of redeemable preferred stock               14,750           148       141,452           ---       141,600

Employee stock option purchase                        312,000         3,120         7,180           ---        10,300

Exercise of warrants                                    7,884            78           710           ---           788

Net loss for the six months ended June 30, 2006           ---           ---           ---      (624,955)     (624,955)
                                                 _____________ _____________ _____________ _____________ _____________

Balance at June 30, 2006                          108,337,072  $  1,083,371  $ 25,619,696  $(42,641,094) $(15,938,027)
                                                 ============= ============= ============= ============= =============

The accompanying notes are an integral part of the financial statements.

                      IGENE Biotechnology, Inc. and Subsidiary
                        Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                                      Six months ended
                                                                 _________________________
                                                                    June 30,      June 30,
                                                                       2006          2005
                                                                 ___________   ___________
Cash flows from operating activities
  Net loss                                                       $ (624,955)   $ (920,875)
  Adjustments to reconcile net loss to net cash provided (used)
  by operating activities:
     Depreciation                                                     9,347         9,624
     Increase in preferred stock for cumulative dividends
        classified as interest                                        4,743         5,922
     Manufacturing cost paid in shares of common stock               30,360       197,237
     Equity in loss of joint venture                                 18,263       466,070
     Loss on receivable from disposal of equipment                      ---        50,000

     Decrease (increase) in:
        Accounts receivable                                           7,092        17,845
        Prepaid expenses and other current assets                    12,225         1,683

     Increase (decrease) in:
        Accounts payable and accrued expenses                       439,882       481,428
                                                                 ___________   ___________

  Net cash provided (used) by operating activities                 (103,043)      308,934
                                                                 ___________   ___________
Cash flows from investing activities
  Advances to joint venture                                         (18,263)     (466,070)
                                                                 ___________   ___________
Cash flows from financing activities
  Proceeds from exercise of warrants                                    788           ---
  Proceeds from exercise of employee stock options                   10,300           ---
                                                                 ___________   ___________

  Net cash provided by financing activities                          11,088           ---
                                                                 ___________   ___________

  Net decrease in cash and cash equivalents                        (110,218)     (157,136)

  Cash and cash equivalents at beginning of period                  119,745       204,248
                                                                 ===========   ===========

  Cash and cash equivalents at end of period                     $    9,527    $   47,112
                                                                 ===========   ===========

Supplementary disclosure and cash flow information
__________________________________________________

Cash paid for interest                                           $   35,250    $   21,150
Cash paid for income taxes                                              ---           ---

See Note (2) for non-cash investing and financing activities.

The accompanying notes are an integral part of the financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements

(1)  Unaudited consolidated financial statements

     The June 30, 2006 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operation and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of
     America. This quarterly report on Form 10-QSB should be read in conjunction with Igene's Annual Report on Form 10-KSB for the year ended December 31, 2005.

(2)  Nature of Operations

     Igene Biotechnology, Inc. (the "Company" or "Igene") was incorporated under the laws of the State of Maryland on October 27, 1981 as "Industrial Genetics, Inc." Igene changed its name to "IGI Biotechnology, Inc." on August 17, 1983 and to "Igene Biotechnology, Inc." on April 14, 1986. Igene is located in Columbia, Maryland and is engaged in the business of industrial microbiology and related biotechnologies. Igene has operational subsidiaries in Norway and Chile. The Company is engaged in the business of developing, marketing, and manufacturing specialty ingredients for human and animal nutrition. Igene was formed to develop, produce and market value-added specialty biochemical products. Igene is a supplier of natural astaxanthin, an essential nutrient in various feed applications and a source of pigment for coloring farmed salmon species. Igene also supplies nutraceutical ingredients, as well as consumer ready health food supplements, including astaxanthin. Igene is focused on fermentation technology, pharmacology, nutrition and health in its marketing of products and applications worldwide.

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

     In an effort to develop a dependable source of production, on March 19, 2003, Tate & Lyle PLC ("Tate & Lyle") and the Company announced a 50:50 joint venture to produce AstaXin(R) for the aquaculture industry. Production utilizes Tate & Lyle's fermentation capability together with the unique technology developed by Igene. Part of Tate & Lyle's existing Selby, England, citric acid facility has been modified to include the production of 1,500 tons per annum of this product. Tate & Lyle's investment of $25 million includes certain of its facility assets currently used in
     citric   acid   production.    Commercial   production   has
     commenced.

(3)  Noncash investing and financing activities

     During the six months ended June 30, 2006, 7,375 shares of redeemable preferred stock, with a recorded aggregate value of $141,600, were converted into 14,750 shares of common stock. This included the 8% Cumulative Convertible Preferred Stock, Series B and has relieved the company of this amount from long-term debt.

     During the six months ended June 30, 2006 and 2005, Fermic, Igene's manufacturing agent, earned 545,569 and 2,232,473 shares, respectively, of common stock as part of the manufacturing agreement. Fermic earns 2,250 shares of common stock for each kilogram of pure Astaxanthin produced and delivered as part of the agreement. The average price is based on the market value of the shares at the time the product is produced. Fermic has earned the 20,000,000 shares in total available under the contract. The 545,569 shares were earned at an average price of $.056 per share for 2006, and 2,232,473 shares were earned at an average price of $.085 per share for 2005. Any shares earned by Fermic will be issued on a quarterly basis. Igene relied on
     Section 4(2) of the Securities Act of 1933, as amended, to issue the shares to Fermic without registration under that act. Igene relied on the representations and warranties of Fermic made in the manufacturing agreement in claiming the aforementioned exemption.



                              -10-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

     During the six months ended June 30, 2006, 312,000 shares of common stock were issued as part of employee stock option exercises. The Company received $10,300 based on an average exercise price of $.033 per share.

     During the six months ended June 30, 2006, 7,884 warrants were exercised for $788. 7,884 new shares of common stock were issued pursuant to the exercise.

     During the six months ended June 30, 2006 and 2005, the Company recorded dividends in arrears on 8% redeemable preferred stock cumulating at $.32 per share aggregating to $4,743 and $5,922, respectively on preferred stock. The accrued interest is included in the carrying value of the redeemable preferred stock.

(4)  Amendment to Long - Term Liabilities

     The maturity date of the Company's Notes payable and Convertible debentures (other than the ProBio Debentures in the amount of $705,000) has been amended from a maturity date of March 31, 2006 to March 31, 2009. Accordingly, such notes payable and convertible debentures have been classified as long-term on the accompanying Consolidated Balance Sheet.

(5)  Joint Venture

     On March 18, 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate & Lyle"). Pursuant to a Joint Venture Agreement, the Company and Tate & Lyle agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate & Lyle contributed $24,600,000 in cash to the Joint Venture, while the Company agreed to transfer to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate & Lyle each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Joint Venture. The value of the Company's investment in the Joint Venture has been recorded at an amount equal to the book value of the Company's consideration contributed at the creation of the Joint Venture. As the cost of the Company's technology and intellectual property has been previously expensed and has a carrying amount of zero, the initial investment in the Joint Venture has been recorded with a book value of $316,869, which represents the unamortized production costs contributed to the Joint Venture. Added to this was a purchase of common stock in the Joint Venture of $6,000.

     As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now takes place in the unconsolidated Joint Venture. From inception on March 18, 2003 through June 30, 2006, Igene's portion of the Joint Venture's net loss was $12,565,036. The loss was a result of a 50% interest in the following: Gross profit from inception was a negative $11,514,048 on sales of $23,199,962, less manufacturing cost of $34,714,010.
     Selling and general and administrative expenses were $11,098,896, and interest expense was $2,517,127. The resulting loss before tax was $25,130,071. Igene's 50% portion of the Joint Venture loss was $12,565,036.

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





                              -11-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

     On June 15th 2005, the Company executed a limited guarantee for one of the debt obligations of the Joint Venture. Under the terms of the limited guarantee, the Company will guarantee up to 4,200,000 British pounds sterling (approximately $7,820,000 at July 28, 2006).

     The Company subsequently entered into an agreement with Tate & Lyle (the other 50% partner in the Joint Venture) whereby Tate & Lyle has agreed to arrange funds for the Joint Venture, without recourse to Igene Biotechnology, Inc., until the Joint Venture produces a regular monthly cash flow, as defined, for four consecutive months. As of July 17, 2006, the Joint Venture has not met the cash flow requirements.

     At June 30, 2006, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of its $322,869 and its net advances to the Joint Venture amounted to $1,078,228, for a total of $1,401,097. Through December 31, 2005, Igene recognized $1,382,834 of the $10,818,549 loss, which existed as part of the Joint Venture. In the first quarter of 2006, Igene recognized losses to the extent of the increase in the advance of $189,902, representing the March 31, 2006 balance of $1,572,736, less the December 31, 2005 balance of $1,382,834. For the three months ended June 30 2006, Igene recognized a gain for the repayment of the advance for that period of $171,639. This repayment will increase the suspended loss in addition to the $161,350 loss for the quarter. The cumulative suspended loss at June 30, 2006 is $11,163,939 and it will be carried forward to offset Igene's share of earnings from the Joint Venture, if any. The balance in the Advances to and Investment in Joint Venture account on the Company's financial statements is zero at June 30, 2006.

     The following condensed statement displays the activity of the Joint Venture for the period of initial investment at March 18, 2003 in the Joint Venture through June 30, 2006. As shown 50% of the activity is recorded as part of Igene's Financial Statements as loss from investment in the Joint
     Venture:

                                                         June 30,
                                                            2006
                                                    _____________
                                                     (Unaudited)
     ASSETS
     CURRENT ASSETS
          Cash                                      $  5,556,000
          Account Receivable                           2,209,000
          Inventory                                    8,472,000
                                                    _____________
                                                      16,237,000
     OTHER ASSETS
          Property, plant and equipment, net          21,708,000
          Intangibles                                 24,614,000
                                                    _____________
              TOTAL ASSETS                          $ 62,559,000
                                                    =============

     LIABILITIES AND EQUITY
     CURRENT LIABILITIES
          Accounts payable and accrued expenses
          (majority of which is due to
           one joint venturer)                      $ 28,006,000
          Maturities of debt                           9,035,000
                                                    _____________
              TOTAL LIABILITIES                       37,041,000

          Equity                                      25,518,000
                                                    _____________

              TOTAL LIABILITIES AND EQUITY          $ 62,559,000
                                                    =============


                              -12-

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

                                                              Period from March 18, 2003
                                                                 (initial investment)
                                                                   to June 30, 2006
                                                              __________________________
                                                                     (unaudited)
     Net Sales                                                      $  23,199,962
     Less: manufacturing cost                                         (34,714,010)
                                                                    ______________
     Gross Profit (Loss)                                              (11,514,048)
     Less: selling, general and administrative                        (11,098,896)
                                                                    ______________
     Operating Loss                                                   (22,612,944)
     Interest Expense                                                  (2,517,127)
                                                                    ______________
     Net Loss                                                       $ (25,130,071)
                                                                    ==============
     Igene's 50% equity interest in the net loss                    $ (12,565,036)
     Igene's Investment in and Advances to the Joint Venture           (1,401,097)
                                                                    ______________
     Igene's suspended loss at June 30, 2006                        $ (11,163,939)
                                                                    ==============

     The following statement displays the significant activity for the Joint Venture for the three and six month ended June 30, 2006. As shown, 50% of the activity is recorded as part of Igene's Financial Statements as loss from investment in Joint Venture:

                                                            Three Months Ended   Six Months Ended
                                                              June 30, 2006       June 30, 2006
                                                            __________________  __________________
      Net Sales                                             $       2,264,600   $       5,454,739
      Less: manufacturing cost                                     (2,591,300)         (5,940,194)
                                                            __________________  __________________
      Gross Profit (Loss)                                            (326,700)           (485,455)
      Less: selling, general and admin                               (778,600)         (1,883,319)
                                                            __________________  __________________

      Operating Loss                                               (1,105,300)         (2,368,774)
      Interest Expense                                               (423,300)         (1,124,200)
                                                            __________________  __________________
      Loss before taxes                                            (1,528,600)         (3,492,974)
      Reversal of tax expense                                       1,205,900                 ---
                                                            __________________  __________________
      Net Loss                                              $        (322,700)  $      (3,492,974)
                                                            ==================  ==================

      50% equity interest Igene                             $        (161,350)  $      (1,746,487)
      Igene's Repayments from and additional
        (Investment in and Advances to the Joint Venture)             171,639             (18,263)
                                                            __________________  __________________
      Igene's incremental suspended loss for period         $        (332,989)  $      (1,728,224)
                                                            ==================  ==================

(6)  Guarantee of Joint Venture Debt

     On June 15th 2005, the Company executed a limited guarantee for one of the debt obligations of the Joint Venture. Under the terms of the limited guarantee, the company will guarantee up to 4,200,000 British pounds sterling (approximately $7,820,000 at July 28, 2006).

     The Company subsequently entered into an agreement with Tate & Lyle (the other 50% partner in the Joint Venture) where
     Tate & Lyle has agreed to arrange funds for the Joint Venture, without recourse to Igene Biotechnology, Inc., until the Joint Venture produces a regular monthly cash flow, as defined, for four consecutive months.

     As of July 17, 2006, the Joint Venture has not met the cash flow requirements, therefore Igene is not yet obligated for any funding to the Joint Venture.

                              -13-

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(7)  Stockholders' Deficiency

     As  of  June  30,  2006,  22,268 shares  of  authorized  but
     unissued   common  stock  were  reserved  for   issue   upon
     conversion of the Company's outstanding preferred stock.

     As of June 30, 2006, 73,642,500 shares of authorized but unissued common stock were reserved for issue and exercise pursuant to the Company's Employee Stock Option Plans.

     As of June 30, 2006 10,000,000 shares of authorized but unissued common stock were reserved for distribution and exercise pursuant to a stock option agreement with past officers of the Company.

     As of June 30, 2006, 17,565,970 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $1,082,500 held by directors of the Company.

     As of June 30, 2006, 66,427,651 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes held by directors of the Company.

     As of June 30, 2006, 7,050,000 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes issued as part of the purchase of ProBio.

     As of June 30, 2006, 205,261,073 shares of authorized but unissued common stock were reserved for the exercise of outstanding warrants.

(8)  Basic and diluted net loss per common share

     Basic  and  diluted net loss per common share for  the  six-
     month periods ended June 30, 2006 and 2005, are based on 107,930,385 and 102,266,230 shares, respectively, of weighted average common shares outstanding. The same figures for the three month period then ended are based upon 108,295,152 and 102,794,142 weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

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

(10) Uncertainty

     Igene has incurred net losses in each year of its existence, aggregating approximately $42,600,000 from inception to June 30, 2006 and its liabilities exceeded its assets by approximately $15,900,000 at that date. These factors indicate that Igene will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

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

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(11) Stock Based Compensation

     Prior to January 1, 2006, the Company accounts for its stock based compensation plans under the recognition and measurement principles of APB opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock option based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", to stock-based employee compensation for the three and six months ended June 30:

                                                 Three months ended   Six month ended
                                                    June 30, 2005      June 30, 2005
                                                 __________________  __________________
     Net loss:
       As reported                               $        (532,838)  $        (920,875)
     Less pro forma stock-based employee
       compensation expense determined under
       fair value based method net of related
       tax effects                                             ---                 ---
                                                 __________________  __________________

     Net loss                                    $        (532,838)  $        (920,875)
                                                 ==================  ==================
     Net loss per Share:
       Basic - as reported                       $           (0.01)  $           (0.01)
       Basic - pro forma                         $           (0.01)  $           (0.01)
       Diluted - as reported                     $           (0.01)  $           (0.01)
       Diluted - pro forma                       $           (0.01)  $           (0.01)


(12) Recent Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No.43, Chapter 4." SFAS amends Accounting Research Bulletin ("ARB") No.43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No.151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No.151 is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. Assessing and recording the impact SFAS No.151 on the results of operations, financial position or cash flows is currently the responsibility of the Joint Venture.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections"("SFAS 154"), which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 requires retrospective application to prior periods' financial statement of a voluntary change in accounting principal unless it is not practical. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2007. Although the Company will continually evaluate its accounting policies, management does not currently believe adoption will have a material impact on the Company's results of operations, cash flows or financial position.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)


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

     On June 15th 2005, the Company executed a limited guarantee for one of the debt obligations of the Joint Venture. Under the terms of the limited guarantee, the company will guarantee up to 4,200,000 British pounds sterling (approximately $7,820,000 at
July 28, 2006). The Company subsequently entered into an agreement with Tate & Lyle (the other 50% partner in the Joint Venture) where Tate & Lyle has agreed to arrange funds for the Joint Venture, without recourse to Igene Biotechnology, Inc., until the Joint Venture produces a regular monthly cash flow, as defined, for four consecutive months. As of July 17, 2006, the Joint Venture has not met the cash flow requirements.

     The Joint Venture entered into a lease of real property with an affiliate of Tate & Lyle in Selby, England upon which the manufacturing facility is being operated by the Joint Venture.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Overview of Financial Position

     During the six-month periods ended June 30,  2006  and 2005, in  addition to the Joint Venture discussed in more detail below,
the   following   actions  materially  affected   the  Company's
financial position.

   - Increases in accounts payable and accrued expenses of $439,882 and decreases in accounts receivable and prepaid expenses of $19,317 were sources of cash. These were reduced by increases due from Joint Venture of $18,263.

   - The carrying value of redeemable preferred stock was increased by $4,743 in 2006 and $5,922 in 2005, reflecting cumulative unpaid dividends on redeemable preferred stock.

   - During the six months ended June 30, 2006, 7,375 shares of redeemable preferred stock, with a recorded aggregate value of $141,600, were converted into 14,750 shares of common stock. This included the 8% Cumulative Convertible Preferred Stock, Series B preferred securities and has relieved the Company of this amount from long-term debt.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of June 30, 2006, total dividends in arrears on Igene's preferred stock were $126,482 ($11.36 per share) and are included in the carrying value of the redeemable preferred stock.

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

Cost of sales and gross profit

     As with Sales Revenue, Cost of Sales and Gross Profit is recognized through the Joint Venture. As a result, Igene reported no gross profit on sales of AstaXin(R) since the inception of the Joint Venture. The Company attributes poor or negative gross profit to a combination of pricing pressure in the market and inefficiencies in production. Management expects that sales and gross profits may continue to be limited by production efficiency resulting from process research and development. Management expects the level of gross profit to improve in the future as production efficiency is realized from the Joint Venture with Tate & Lyle offsetting pricing competition, but can provide no assurances of future increased production or future increased margin.

     Additionally no cost of sales were recorded as they are also recorded as part of the Joint Venture activity.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Marketing and selling expenses

     For the quarters ended June 30, 2006 and 2005, Igene recorded marketing and selling expense in the amount of $47,399 and $70,876, respectively, a decrease of $23,477 or 33%. For the six months ended June 30, 2006 and 2005, Igene recorded marketing and selling expense in the amount of $90,210 and $119,164, respectively, a decrease of $28,954 or 24%. As a result of the Joint Venture with Tate & Lyle, Igene is expecting an increase in salable product with a corresponding increase in marketing and sales costs at the point the new facility increases its level of production. Additionally, as a result of the Joint Venture, these expenses are reimbursed to Igene. However, no assurances can be made concerning increased production from the new facility or marketing and selling costs; though neither of these can be assured.

Research, development and pilot plant expenses

     For the quarter ended June 30, 2006 and 2005, Igene recorded research and development costs in the amount of $237,088 and $217,082, respectively, an increase of $20,006 or 9%. For the six months ended June 30, 2006 and 2005, Igene recorded research and development costs in the amount of $445,737 and $383,089, respectively, an increase of $62,648 or 16%. These costs are expected to remain relatively constant at the current level in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, developing higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology. Igene is hoping this will lead to an increase in salable product at a reduced cost to Igene and the Joint Venture. However no assurances can be made in that regard. These costs are currently funded through reimbursement from the Joint Venture though these fundings can not be assured.

Operating expenses

     General and administrative expenses for the quarter ended June 30, 2006 and 2005 were $292,231 and $246,592 respectively, an increase of $45,639 or 19%. General and administrative expenses for the six months ended June 30, 2006 and 2005 were
$517,014 and $435,500 respectively, an increase of $81,514 or 19%. These costs are expected to remain constant at this current level. Cost increases are due to increased audit and reporting costs. Igene works to keep overhead costs at a reduced level and spend funds on research and development efforts. A portion of this cost is funded by reimbursement through the Joint Venture and the remainder will need to be funded through profitable operations or through contributions from directors; though none of these can be assured.

Interest expense

     Interest expense for the quarters ended June 30, 2006 and 2005 was $207,192 and $192,709, respectively, an increase of $14,483 or 8%. For the six months ended June 30, 2006 and 2005, interest expense was $413,591 and $405,789, respectively, an increase of $7,802 or 2%. The interest expense was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debenture in both periods. It is expected this number may decrease due to the conversions by holders of long-term debt to equity.

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

Net loss and basic and diluted net loss per common share

     As a result of the foregoing, the Company reported net losses of $152,354 and $532,838, respectively, for the quarters ended June 30, 2006 and 2005, a decrease in the loss of $380,484 or 71%. This represents a loss of $.00 per basic and diluted common share in the quarters ended June 30, 2006 and 2005. The weighted average number of shares of common stock outstanding of 108,295,152 and 102,794,142 for the quarters ended June 30, 2006 and 2005, respectively, increased by 5,501,010 shares. This resulted from the weighted average adjustments of the following transactions: the issuance of 1,000,000 shares issued to Probio, 3,037,512 shares issued to Fermic as part of a written manufacturing agreement, and 312,000 shares issued as part of employee stock option exercises.

Liquidity and Capital Resources

     Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of June 30, 2006, Igene had negative working capital of $855,879, and cash and cash equivalents of $9,527. Currently Igene is also funded by research and development reimbursements from the Joint Venture.

     Cash provided by (used for) operating activities during the six-month period ended June 30, 2006 and 2005 amounted to $(103,043) and $308,934, respectively, an increase in cash provided of $411,977.

    Cash used by investing activities during the six-month period ended June 30, 2006 and 2005 amounted to $18,263 and $466,070, respectively, an decrease of $447,807, from decreases in advances to the Joint Venture.

     Cash provided  by  financing activities  for  the  six-month
period  ended  June  30,  2006 amounted  to  $11,088.   Financing
activities consisted primarily of employee stock option plan purchases and exercise of warrants.

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

     The Company does not believe that inflation has had a significant impact on its operations during the six-month periods ended June 30, 2006 and 2005.

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

     On November 30, 2001, Igene entered into Convertible Promissory Notes (the "Convertible Notes") with each of the following note holders for the respective amounts (a) NorInnova AS (formerly Forskningsparken I Troms? AS) for $106,500; (b) Knut Gjernes for $7,500; (c) Magne Russ Simenson for $378,000; and (d) Nord Invest AS for $313,000 (collectively, the "Convertible Note Holders"). Each of the Convertible Notes has a maturity date of November 1, 2004. On November 18, 2005, each of the Convertible Note Holders provided Igene with written notice of default under each of the Convertible Notes. Igene and the Convertible Note Holders have had discussions to extend the maturity date of each of the Convertible Notes in return for reducing the conversion price and increasing the interest rate on each Convertible Note, however it is not certain such amendment will be consummated, and so long as an event of default under the Convertible Note continues to exist, the Convertible Note Holders have the ability to accelerate the payment of the principal and interest due and owing on each of the Convertible Notes.



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



                                 IGENE BIOTECHNOLOGY, INC.
                                 ________________________________
                                 (Registrant)




Date     August 11, 2006     By  /S/ STEPHEN F. HIU
         _______________         ________________________________
                                     STEPHEN F. HIU
                                     President




Date     August 11, 2006     By  /S/ EDWARD J. WEISBERGER
         _______________         ________________________________
                                     EDWARD J. WEISBERGER
                                     Chief Financial Officer

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