Form 10QSB
period 2006-09-30
IGENE BIOTECHNOLOGY INC
filed 2006-11-13
CIK 793160

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-QSB
(Mark One)

[x] Quarterly report under Section 13 or 15(D) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2006

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

Yes               No
      ___              ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
109,337,072 shares of common stock, par value $.01, as of November 5,
_____________________________________________________________________
2006.
_____

Transitional Small Business Disclosure Format (check one):

Yes               No    X
      ___              ___

                             FORM 10-QSB
                      IGENE Biotechnology, Inc.


                                INDEX



PART I    -    FINANCIAL INFORMATION
                                                            Page

     Consolidated Balance Sheets .........................  5-6

     Consolidated Statements of Operations ...............  7

     Consolidated Statements of Stockholders' Deficiency..  8

     Consolidated Statements of Cash Flows ...............  9

     Notes to Consolidated Financial Statements ..........  10-16

     Management's Discussion and Analysis of Financial
     Conditions and Results of Operations ................  17-20

     Controls and Procedures..............................  21

PART II   -    OTHER INFORMATION .........................  22-23

SIGNATURES ...............................................  24

EXHIBIT INDEX ............................................  25

                      IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

               OF THE SECURITIES EXCHANGE ACT OF 1934

                             PART I
                      FINANCIAL INFORMATION

                 IGENE Biotechnology, Inc.  and Subsidiary
                        Consolidated Balance Sheets


                                               September 30,   December 31,
                                                       2006           2005
                                               _____________  _____________
                                                (Unaudited)      (Note)

ASSETS
CURRENT ASSETS

  Cash and cash equivalents                    $     25,279   $    119,745
  Accounts receivable                                 4,926         15,618
  Prepaid expenses and other current assets           9,963         20,520
                                               _____________  _____________

     TOTAL CURRENT ASSETS                            40,168        155,883


  Property and equipment, net                        36,039         50,059
  Loans receivable from manufacturing agent          19,993         19,993
  Investment in and advances to
    unconsolidated joint venture                        ---            ---
  Other assets                                        5,125          5,125
                                               _____________  _____________

     TOTAL ASSETS                              $    101,325   $    231,060
                                               =============  =============




Note: The Balance Sheet at December 31, 2005 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of the financial statements.

                           IGENE Biotechnology, Inc. and Subsidiary
                                  Consolidated Balance Sheets
                                          (continued)

                                                              September 30,   December 31,
                                                                      2006           2005
                                                              _____________  _____________
                                                               (Unaudited)      (Note)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                       $    140,646   $     99,285
  Convertible debenture                                            705,000        705,000
  Accrued interest                                                  29,375         11,750
                                                              _____________  _____________

     TOTAL CURRENT LIABILITIES                                     875,021        816,035

LONG-TERM LIABILITIES
  Notes payable                                                  5,842,267      5,842,267
  Convertible debentures                                         3,814,212      3,814,212
  Accrued interest                                               5,465,888      4,902,255

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred
     stock, 8% cumulative, convertible,
     voting, series A, $.01 par value per
     share. Stated value was $ 19.52
     and $19.04, respectively.  Authorized 1,312,500
     shares, issued 11,134 and 18,509, respectively.               217,336        352,411
                                                              _____________  _____________

     TOTAL LIABILITIES                                          16,214,724     15,727,180
                                                              _____________  _____________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $.01 par value per share.
     Authorized 750,000,000 shares;
     issued and outstanding 109,337,072
     and 107,456,869 shares, respectively.                       1,093,371      1,074,569
  Additional paid-in capital                                    25,659,696     25,445,450
  Accumulated Deficit                                          (42,866,466)   (42,016,139)
                                                              _____________  _____________

     TOTAL STOCKHOLDERS' DEFICIENCY                            (16,113,399)   (15,496,120)
                                                              _____________  _____________

     TOTAL LIABILITIES AND
     STOCKHOLDERS' DEFICIENCY                                 $    101,325   $    231,060
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

                                      IGENE Biotechnology, Inc. and Subsidiary
                                        Consolidated Statements of Operations
                                                    (Unaudited)


                                                            Three months ended             Nine months ended
                                                       ____________________________   ____________________________
                                                       September 30,  September 30,   September 30,  September 30,
                                                               2006           2005            2006           2005
                                                       _____________  _____________   _____________  _____________
EQUITY IN REPAID ADVANCES (LOSS) OF JOINT VENTURE      $     11,299   $     52,886    $     (6,964)  $   (413,184)

OPERATING EXPENSES
__________________

  Marketing and selling                                       5,328         44,934          95,538        164,098
  Research, development and pilot plant                     173,526        196,072         619,263        579,161
  General and administrative                                247,241        186,104         764,255        621,604
  Operating expenses reimbursed by Joint Venture           (388,421)      (418,657)     (1,248,281)    (1,357,394)
                                                       _____________  _____________   _____________  _____________

          TOTAL OPERATING EXPENSES                           37,674          8,453         230,775          7,469
                                                       _____________  _____________   _____________  _____________

          OPERATING PROFIT (LOSS)                           (26,375)        44,433        (237,739)      (420,653)

GAIN (LOSS) ON DISPOSAL                                         ---          3,006             ---        (46,994)

OTHER INCOME                                                 10,305            ---          10,305            ---

INTEREST EXPENSE                                           (209,302)      (228,934)       (622,893)      (634,723)
                                                       _____________  _____________   _____________  _____________

          NET LOSS                                     $   (225,372)  $   (181,495)   $   (850,327)  $ (1,102,370)
                                                       =============  =============   =============  =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE            $      (0.00)  $      (0.00)   $      (0.01)  $      (0.01)
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

                                      IGENE Biotechnology, Inc. and Subsidiary
                                Consolidated Statements of Stockholders' Deficiency
                                                     (Unaudited)

                                                                           Additional                   Total
                                                        Common Stock       Paid-in       Accumulated    Stockholders'
                                                      (shares/amount)      Capital       Deficit        Deficiency
                                                 ________________________  ____________  _____________  _____________
Balance at January 1, 2005                       101,732,453  $ 1,017,325  $ 25,138,748  $(40,601,360)  $(14,445,287)

Shares issued for manufacturing agreement          3,271,208       32,712       222,178           ---        254,890

Net loss for the nine months
  ended September 30, 2005                               ---          ---           ---    (1,102,370)    (1,102,370)
                                                 ___________  ___________  ____________  _____________  _____________

Balance at September 30, 2005                    105,003,661  $ 1,050,037  $ 25,360,926  $(41,703,730)  $(15,292,767)
                                                 ===========  ===========  ============  =============  =============

Balance at January 1, 2006                       107,456,869  $ 1,074,569  $ 25,445,450  $(42,016,139)  $(15,496,120)

Shares issued for manufacturing agreement            545,569        5,456        24,904           ---         30,360

Conversion of redeemable preferred stock              14,750          148       141,452           ---        141,600

Shares issued to new manufacturing Vice
     President of the Joint Venture                1,000,000       10,000        40,000           ---         50,000

Employee stock option purchase                       312,000        3,120         7,180           ---         10,300

Exercise of warrants                                   7,884           78           710           ---            788

Net loss for the nine months
  ended September 30, 2006                               ---          ---           ---      (850,327)      (850,327)
                                                 ___________  ___________  ____________  _____________  _____________

Balance at September 30, 2006                    109,337,072  $ 1,093,371  $ 25,659,696  $(42,866,466)  $(16,113,399)
                                                 ===========  ===========  ============  =============  =============




The accompanying notes are an integral part of the financial statements.

                               IGENE Biotechnology, Inc. and Subsidiary
                                 Consolidated Statements of Cash Flows
                                              (Unaudited)

                                                                           Nine months ended
                                                                    _______________________________
                                                                    September 30,     September 30,
                                                                            2006              2005
                                                                    _____________     _____________
Cash flows from operating activities
  Net loss                                                          $   (850,327)     $ (1,102,370)
  Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
     Depreciation                                                         14,020            14,436
     Manufacturing cost paid in shares of common stock                    30,360           254,890
     Shares issued to new manufacturing Vice President                    50,000               ---
     Equity in loss of joint venture                                       6,964           413,184
     Increase in preferred stock for cumulative dividend
     classified as interest                                                6,524             8,884
     Loss on receivable form disposal of equipment                           ---            46,994

     Decrease (increase) in:
        Accounts receivable                                               10,692            17,418
        Prepaid expenses and other current assets                         10,557             1,403

     Increase (decrease) in:
        Accounts payable and accrued expenses                            622,620           584,916
                                                                    _____________     _____________

  Net cash provided by (used in) operating activities                    (98,590)          239,755
                                                                    _____________     _____________

Cash flows from investing activities
  Advances to joint venture                                               (6,964)         (413,184)
                                                                    _____________     _____________

  Net cash used in investing activities                                   (6,964)         (413,184)
                                                                    _____________     _____________

Cash flows from financing activities
  Proceeds from exercise of warrants                                         788               ---
  Proceeds from exercise of employee stock options                        10,300               ---
                                                                    _____________     _____________

  Net cash provided by financing activities                               11,088               ---
                                                                    _____________     _____________

  Net decrease in cash and cash equivalents                              (94,466)         (173,429)

  Cash and cash equivalents at beginning of period                       119,745           204,248
                                                                    _____________     _____________

  Cash and cash equivalents at end of period                        $     25,279      $     30,819
                                                                    =============     =============

Supplementary disclosure and cash flow information
__________________________________________________

Cash paid for interest                                              $     35,250      $     21,150
Cash paid for income taxes                                                   ---               ---

See Note (3) for non-cash investing and financing activities.


The accompanying notes are an integral part of the financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements

(1)  Unaudited consolidated financial statements

     The September 30, 2006 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operation and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of
     America. This quarterly report on Form 10-QSB should be read in conjunction with Igene's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

(3)  Noncash investing and financing activities

     During  the  nine  months ended September  30,  2006,  7,375 shares of redeemable preferred stock, with a recorded aggregate value of $141,600, were converted into 14,750 shares of common stock. This included the 8% Cumulative Convertible Preferred Stock, Series B and has relieved the company of this amount from long-term debt.

     During the nine months ended September 30, 2006 and 2005, Fermic, Igene's manufacturing agent, earned 545,569 and 3,271,208 shares, respectively, of common stock as part of the manufacturing agreement. Fermic earns 2,250 shares of common stock for each kilogram of pure astaxanthin produced and delivered as part of the agreement. The average price is based on the market value of the shares at the time the product is produced. Fermic has earned the 20,000,000 shares in total available under the contract. The 545,569 shares were earned at an average price of $.056 per share for 2006, and 3,271,208 shares were earned at an average price of $.076 per share for 2005. Igene relied on Section 4(2) of the Securities Act of 1933, as amended, to issue the shares to Fermic without registration under that act. Igene relied on the representations and warranties of Fermic made in the manufacturing agreement in claiming the aforementioned exemption.



                              -10-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

     During  the  nine months ended September 30,  2006,  312,000 shares of common stock were issued as part of employee stock option exercises. The Company received $10,300 based on an average exercise price of $.033 per share.

     During  the  nine  months ended September  30,  2006,  7,884
     warrants  were  exercised for $788.   7,884  new  shares  of
     common stock were issued pursuant to the exercise.

     During the nine months ended September 30, 2006 1,000,000 shares of common stock were issued to the company's new Vice President of Manufacturing as part of his agreement in accepting the position. The cost was expensed in the third quarter as payroll expense, at a cost of $.05 per share, total expense $50,000.

     During the nine months ended September 30, 2006 and 2005, the Company recorded dividends in arrears on 8% redeemable preferred stock cumulating at $.48 per share aggregating to $6,524 and $8,884, respectively on preferred stock. The accrued interest is included in the carrying value of the redeemable preferred stock.

(4)  Amendment to Long - Term Liabilities

     The maturity date of the Company's Notes payable and Convertible debentures (other than the ProBio Debentures in the amount of $705,000) has been amended from a maturity date of March 31, 2006 to March 31, 2009. Accordingly, such notes payable, convertible debentures and accrued interest thereon have been classified as long-term liabilities on the accompanying Consolidated Balance Sheets.

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

     As a result of the Joint Venture, the production, sales and marketing of astaxanthin now takes place in the unconsolidated Joint Venture. From inception on March 18, 2003 through September 30, 2006, Igene's portion of the Joint Venture's net loss was $13,396,836. The loss was a result of a 50% interest in the following: Gross profit from inception was a negative $11,785,548 on sales of $25,195,762, less manufacturing cost of $36,981,310.
     Selling and general and administrative expenses were $11,995,896, and interest expense was $3,012,227. The resulting loss was $26,793,671. Igene's 50% portion of the Joint Venture loss was $13,396,836.

     Because the Company accounts for its investment in the Joint Venture under the equity method of accounting, it would ordinarily recognize as part of loss from equity the loss attributable to it's 50% ownership portion of the loss of the Joint Venture. However, losses in the Joint Venture are recognized only to the extent of the Investment in and Advances to the Joint Venture. Losses in excess of this amount are suspended from recognition in the financial statements and carried forward to offset Igene's share of the Joint Venture's future income, if any. Igene does not expect to recognize income from the Joint Venture until all accumulated unrecognized losses have been eliminated for a period in which advances are repaid.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

     On June 15th 2005, the Company executed a limited guarantee for one of the debt obligations of the Joint Venture. Under the terms of the limited guarantee, the Company will guarantee up to 4,200,000 British pounds sterling (approximately $7,630,000 at November 2, 2006).

     The Company subsequently entered into an agreement with Tate & Lyle (the other 50% partner in the Joint Venture) whereby Tate & Lyle has agreed to arrange funds for the Joint Venture, without recourse to Igene Biotechnology, Inc., until the Joint Venture produces a regular monthly cash flow, as defined, for four consecutive months. As of October 25, 2006, the Joint Venture has not met the cash flow requirements.

     At September 30, 2006, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of its $322,869 and its net advances to the Joint Venture amounted to $1,066,929, for a total of $1,389,798. Through December 31, 2005, Igene recognized $1,382,834 of the $10,818,549 loss, which existed as part of the Joint Venture. In the six months ended June 30, 2006, Igene recognized losses to the extent of the increase in the advance of $18,263, representing the June 30, 2006 balance of $1,401,097, less the December 31, 2005 balance of $1,382,834. For the three months ended September 30 2006, Igene recognized a gain for the repayment of the advance for that period of $11,299. This repayment will increase the suspended loss in addition to the $831,800 loss for the quarter. The cumulative suspended loss at September 30, 2006 is $12,007,038 and it will be carried forward to offset Igene's share of earnings from the Joint Venture, if any. The balance in the Advances to and Investment in Joint Venture account on the Company's financial statements is zero at September 30, 2006.

     The  following condensed statement displays the activity  of the Joint Venture for the period of initial investment at March 18, 2003 in the Joint Venture through September 30, 2006. As shown 50% of the activity is recorded as part of Igene's Financial Statements as loss from investment in the Joint Venture:

                                                              September 30,
                                                                      2006
                                                              _____________
                                                               (Unaudited)
          ASSETS
          CURRENT ASSETS
            Cash                                              $  4,044,000
            Account Receivable                                   3,042,000
            Inventory                                           12,302,000
                                                              _____________
                                                                19,388,000

          OTHER ASSETS
            Property, plant and equipment, net                  20,030,000
            Intangibles                                         24,614,000
                                                              _____________
                TOTAL ASSETS                                  $ 64,032,000
                                                              =============

          LIABILITIES AND EQUITY
          CURRENT LIABILITIES
            Accounts payable and accrued expenses
            (majority of which is due to one joint venturer)  $ 28,269,000
            Maturities of debt                                  11,868,000
                                                              _____________
               TOTAL LIABILITIES                                40,137,000

            Equity                                              23,895,000
                                                              _____________
              TOTAL LIABILITIES AND EQUITY                    $ 64,032,000
                                                              =============


            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)


                                                                 Period from March 18, 2003
                                                                  (initial investment) to
                                                                     September 30, 2006
                                                                     __________________
                                                                         (unaudited)
     Net Sales                                                       $      25,195,762
     Less: manufacturing cost                                              (36,981,310)
                                                                     __________________
     Gross Loss                                                            (11,785,548)
     Less: selling, general and administrative                             (11,995,896)
                                                                     __________________
     Operating Loss                                                        (23,781,444)
     Interest Expense                                                       (3,012,227)
                                                                     __________________
     Net Loss                                                        $     (26,793,671)
                                                                     ==================
     Igene's 50% equity interest in the net loss                     $     (13,396,836)
     Igene's Investment in and Advances to the Joint Venture                (1,389,798)
                                                                     __________________
    Igene's suspended loss at September 30, 2006                     $     (12,007,038)
                                                                     ==================

     The following statement displays the significant activity for the Joint Venture for the three and nine month ended September 30, 2006. As shown, 50% of the activity is recorded as part of Igene's Financial Statements as loss from investment in Joint Venture:

                                                                Three Months        Nine Months
                                                                    Ended              Ended
                                                             September 30, 2006  September 30, 2006
                                                             __________________  __________________
     Net Sales                                               $       1,995,800   $       7,450,539
     Less: manufacturing cost                                       (2,267,300)         (8,207,494)
                                                             __________________  __________________
     Gross Loss                                                       (271,500)           (756,955)
     Less: selling, general and administrative                        (897,000)         (2,780,319)
                                                             __________________  __________________
     Operating Loss                                                 (1,168,500)         (3,537,274)
     Interest Expense                                                 (495,100)         (1,619,300)
                                                             __________________  __________________
     Net Loss                                                $      (1,663,600)  $      (5,156,574)
                                                             ==================  ==================
     50% equity interest Igene                               $        (831,800)  $      (2,578,287)
     Igene's Repayments from and additional (Investment in
          and Advances to the Joint Venture)                            11,299              (6,964)
                                                             __________________  __________________
     Igene's incremental suspended loss for period           $        (843,099)  $      (2,571,323)
                                                             ==================  ==================

(6)  Guarantee of Joint Venture Debt

     On June 15th 2005, the Company executed a limited guarantee for one of the debt obligations of the Joint Venture. Under the terms of the limited guarantee, the company will guarantee up to 4,200,000 British pounds sterling (approximately $7,630,000 at November 2, 2006).

     The Company subsequently entered into an agreement with Tate & Lyle (the other 50% partner in the Joint Venture) where
     Tate & Lyle has agreed to arrange funds for the Joint Venture, without recourse to Igene Biotechnology, Inc., until the Joint Venture produces a regular monthly cash flow, as defined, for four consecutive months.

     As of November 2, 2006, the Joint Venture has not met the cash flow requirements, therefore Igene is not yet obligated for any funding to the Joint Venture.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(7)  Stockholders' Deficiency

     As  of  September 30, 2006, 22,268 shares of authorized  but
     unissued   common  stock  were  reserved  for   issue   upon
     conversion of the Company's outstanding preferred stock.

     As of September 30, 2006, 73,642,500 shares of authorized but unissued common stock were reserved for issue and exercise pursuant to the Company's Employee Stock Option
     Plans.

     As of September 30, 2006, 17,565,970 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate principal amount of $1,082,500 held by directors of the Company.

     As  of  September 30, 2006, 66,427,651 shares of  authorized but  unissued common stock were reserved for the  conversion
     of   outstanding  convertible  promissory  notes   held   by
     directors of the Company.

     As of September 30, 2006, 7,050,000 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes issued as part of the purchase of ProBio.

     As of September 30, 2006, 205,261,073 shares of authorized but unissued common stock were reserved for the exercise of outstanding warrants.

(8)  Basic and diluted net loss per common share

     Basic and diluted net loss per common share for the nine month periods ended September 30, 2006 and 2005, are based on 108,067,437 and 102,838,685 shares, respectively, of weighted average common shares outstanding. The same figures for the three month period then ended are based upon 108,337,072 and 105,107,398 weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive.

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

(10) Uncertainty

     Igene has incurred net losses in each year of its existence, aggregating approximately $42,900,000 from inception to September 30, 2006 and its liabilities exceeded its assets by approximately $16,100,000 at that date. These factors indicate that Igene will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

     The continuing successful marketing of Igene's product, AstaXin(R), has permitted Igene the opportunity to attract additional capital through its Joint Venture with Tate & Lyle. Igene began manufacturing and selling AstaXin(R)
     during 1998. Igene will aid the Joint Venture with the manufacturing process, but will focus on research and sales, attempting to increase sales and manufacturing levels. Igene believes this technology to be highly marketable. Igene hopes to continue increasing sales of AstaXin(R), eventually achieving gross profits and, subsequently, profitable operations, although the achievement of these cannot be assured.



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


                                                    Three months ended   Nine month ended
                                                    September 30, 2005   September 30, 2005
                                                    __________________   __________________

     Net loss:
       As reported                                  $        (181,495)   $      (1,102,370)
     Less pro forma stock-based employee
       compensation expense determined under
       fair value based method net of related
       tax effects                                                ---                  ---
                                                    __________________   __________________

     Net loss                                       $        (181,495)   $      (1,102,370)
                                                    ==================   ==================
     Net loss per Share:
       Basic - as reported                          $           (0.00)   $           (0.01)
       Basic - pro forma                            $           (0.00)   $           (0.01)
       Diluted - as reported                        $           (0.00)   $           (0.01)
       Diluted - pro forma                          $           (0.00)   $           (0.01)


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




                              -15-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)


     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 157 - Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements.

     Prior to SFAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.

     SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its financial position, results of operations and cash flows.



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

     On June 15th 2005, the Company executed a limited guarantee for one of the debt obligations of the Joint Venture. Under the terms of the limited guarantee, the company will guarantee up to 4,200,000 British pounds sterling (approximately $7,630,000 at November 2, 2006). The Company subsequently entered into an agreement with Tate & Lyle (the other 50% partner in the Joint Venture) where Tate & Lyle has agreed to arrange funds for the Joint Venture, without recourse to Igene Biotechnology, Inc., until the Joint Venture produces a regular monthly cash flow, as defined, for four consecutive months. As of October 26, 2006, the Joint Venture has not met the cash flow requirements.

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

                              -17-
            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Overview of Financial Position
______________________________

     During the nine-month periods ended September 30, 2006 and 2005, in addition to the Joint Venture discussed in more detail below, the following actions materially affected the Company's financial position.

     o Increases in accounts payable and accrued expenses of $622,620 and decreases in accounts receivable and prepaid expenses of $21,249 were sources of cash. These were reduced by increases due from Joint Venture of $6,964.

     o  The  carrying  value  of redeemable preferred  stock  was
        increased   by   $6,524  in  2006  and  $8,884  in  2005,
        reflecting cumulative unpaid dividends on redeemable preferred stock.

     o During the nine months ended September 30, 2006, 7,375 shares of redeemable preferred stock, with a recorded aggregate value of $141,600, were converted into 14,750 shares of common stock. This included the 8% Cumulative Convertible Preferred Stock, Series B preferred securities and has relieved the Company of this amount from long-term debt.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of September 30, 2006, total dividends in arrears on Igene's preferred stock were $128,264 ($11.52 per share) and are included in the carrying value of the redeemable preferred stock.

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

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Marketing and selling expenses

     For the quarters ended September 30, 2006 and 2005, Igene recorded marketing and selling expense in the amount of $5,328 and $44,934, respectively, a decrease of $39,606 or 88%. For the nine months ended September 30, 2006 and 2005, Igene recorded marketing and selling expense in the amount of $95,538 and
$164,098, respectively, a decrease of $68,560 or 42%. As a result of the Joint Venture with Tate & Lyle, Igene is expecting an increase in salable product with a corresponding increase in marketing and sales costs at the point the new facility increases its level of production. During the second quarter of 2006, a Director of Marketing had been hired directly through the Joint Venture, as a result the majority of the marketing cost will be incurred directly through the Joint Venture rather than being incurred by Igene then being reimbursed by the Joint Venture. The company believes that marketing and selling costs incurred by Igene will continue to be reimbursed. However, no assurances can be made concerning increased production from the new facility or reimbursement of marketing and selling costs.

Research, development and pilot plant expenses

     For the quarter ended September 30, 2006 and 2005, Igene recorded research and development costs in the amount of $173,526 and $196,072, respectively, a decrease of $22,546 or 11%. For the nine months ended September 30, 2006 and 2005, Igene recorded research and development costs in the amount of $619,263 and $579,161, respectively, an increase of $40,102 or 7%. These costs are expected to remain relatively constant at the current level in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, developing higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology. Igene is hoping this will lead to an increase in salable product at a reduced cost to Igene and the Joint Venture. However no assurances can be made in that regard. These costs are currently funded through reimbursement from the Joint Venture though these fundings cannot be assured.

Operating expenses

     General and administrative expenses for the quarter ended September 30, 2006 and 2005 were $247,241 and $186,104 respectively, an increase of $61,137 or 33%. General and administrative expenses for the nine months ended September 30, 2006 and 2005 were $764,255 and $621,604 respectively, an increase of $142,651 or 23%. These costs are expected to drop slightly from the current increased level. Cost increases in general, are due to increased audit and reporting costs. In addition, during the nine months ended September 30, 2006, 1,000,000 shares of common stock were issued to the Company's new Vice President of Manufacturing as part of his agreement in accepting the position. The cost was expensed in the third quarter as payroll expense, at a cost of $.05 per share, for a total expense of $50,000. This is a one time cost. Igene works to keep overhead costs at a reduced level and spends funds on research and development efforts. A portion of this cost is funded by reimbursement through the Joint Venture and the remainder will need to be funded through profitable operations or through contributions from directors, though none of these can be assured.

Interest expense

     Interest expense for the quarters ended September 30, 2006 and 2005 was $209,302 and $228,934, respectively, a decrease of $19,632 or 8%. For the nine months ended September 30, 2006 and 2005, interest expense was $622,893 and $634,723, respectively, a decrease of $11,830 or 2%. The interest expense was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debenture in both periods. It is expected this number may decrease due to the conversions by holders of long-term debt to equity.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Loss on disposal

     During 2005, Igene sold equipment it had determined would not be of use in the new Selby facility and recorded a loss on disposal of $46,994. This is a one time occurrence.

Other income

     In an attempt to increase the sales of astaxanthin, Igene has been developing the marketing of astaxanthin as a nutraceutical. During the third quarter of 2006, $10,305 in sales were recorded. Discussions have been made to incorporate the sale of astaxanthin as a nutraceutical within the Joint Venture and increase the sales efforts in this area. No decisions have yet been made in this area, and no future sales in this area can be assured.

Net loss and basic and diluted net loss per common share

     As a result of the foregoing, the Company reported net losses of $225,372 and $181,495, respectively, for the quarters ended September 30, 2006 and 2005, an increase in the loss of $43,877 or 24%. This represents a loss of $.00 per basic and diluted common share in the quarters ended September 30, 2006 and 2005. The weighted average number of shares of common stock outstanding of 108,337,072 and 105,107,398 for the quarters ended September 30, 2006 and 2005, respectively, increased by 3,229,674 shares. This resulted from the weighted average adjustments of the following transactions: the issuance of 1,000,000 shares to Probio, 1,998,777 shares issued to Fermic as part of a written manufacturing agreement, and 312,000 shares issued as part of employee stock option exercises.

Liquidity and Capital Resources

     Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of September 30, 2006, Igene had negative working capital of $834,853, and cash and cash equivalents of $25,279. Currently Igene's research and development and marketing expenses, as well as a portions of its general and administrative cost are also funded by reimbursements from the Joint Venture.

     Cash provided by (used for) operating activities during the nine-month period ended September 30, 2006 and 2005 amounted to $(98,590) and $239,755, respectively, a decrease in cash provided of $338,345.

     Cash used by investing activities during the nine-month period ended September 30, 2006 and 2005 amounted to $6,964 and $413,184, respectively, a decrease of $406,220, of decreases in advances to the Joint Venture.

     Cash provided  by  financing activities for  the  nine-month
period  ended September 30, 2006 amounted to $11,088.   Financing
activities consisted primarily of employee stock option plan purchases and exercise of warrants.

     On June 15th 2005, the Company executed a limited guarantee for one of the debt obligations of the Joint Venture, guaranteeing up to 4,200,000 British pounds sterling and subsequently entered into an agreement with Tate & Lyle to arrange funds for the Joint Venture, without recourse to Igene Biotechnology, Inc., until the Joint Venture produces a regular monthly cash flow. The Joint Venture has not met the cash flow requirements.

     Over the next twelve months, Igene believes it will need additional working capital. Igene hopes to achieve profits from sales of AstaXin(R) through the Joint Venture. This funding is expected to be received from the venture with Tate & Lyle. However, there can be no assurance that projected profits, if any, from sales, or additional funding from the Joint Venture will be sufficient for Igene to fund its continued operations.

     The Company does not believe that inflation has had a significant impact on its operations during the nine-month periods ended September 30, 2006 and 2005.

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

                    IGENE Biotechnology, Inc.
                             PART II
                        OTHER INFORMATION


Item 2.   Unregistered  Sales  of  Equity  Securities and Use of
          Proceeds.

     During the nine months ended September 30, 2006 1,000,000 shares of common stock were issued to the Company's new Vice President of Manufacturing as part of his agreement in accepting the position. The cost per share was expensed in the third quarter as payroll expense, at a cost of $.05 per share, for a total expense of $50,000.

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

Item 3.  Defaults Upon Senior Securities.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends accumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of September 30, 2006, total dividends in arrears on the Company's preferred stock were $128,264 ($11.52 per share) and are included in the carrying value of the redeemable preferred stock.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     At the annual meeting of stockholders held on July 20, 2006, the following matter was submitted for a stockholders' vote and was approved by the requisite number of votes: the election of five directors of the Company. The directors' nominees were Stephen F. Hiu, Thomas L. Kempner, Michael G. Kimelman, Sidney R. Knafel, and Patrick F. Monahan.

     Results of the voting were as follows:

                                                                               Broker
                                        Votes        Against or   Votes        Non-
                                        For          Withheld     Abstained    Votes
                                        __________   __________   __________   __________
     (1)  Election of Directors
               Stephen F. Hiu           81,116,817      178,996         ---          ---
               Thomas L. Kempner        81,117,227      178,586         ---          ---
               Michael G. Kimelman      81,117,227      178,586         ---          ---
               Sidney R. Knafel         81,117,227      178,586         ---          ---
               Patrick F. Monahan       81,116,817      178,996         ---          ---


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

     Exhibit 31(a) - Certification of Principal Executive Officer
                     pursuant  to  Rule  13a-14(a)  or Rule 15(d)
                     -14(a)

     Exhibit 31(b) - Certification of Principal Financial Officer
                     pursuant  to  Rule  13a-14(a)  or Rule 15(d)
                     -14(a)

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



                                  IGENE BIOTECHNOLOGY, INC.
                                  _______________________________
                                  (Registrant)




Date   November 13, 2006          By  /S/ STEPHEN F. HIU
       _________________              ___________________________
                                          STEPHEN F. HIU
                                          President




Date   November 13, 2006          By  /S/ EDWARD J. WEISBERGER
       _________________              ____________________________
                                          EDWARD J. WEISBERGER
                                          Chief Financial Officer

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

     Exhibit 31(a) - Certification of Principal Executive Officer
                     pursuant  to  Rule  13a-14(a) or Rule  15(d)
                     -14(a)

     Exhibit 31(b) - Certification of Principal Financial Officer
                     pursuant  to  Rule  13a-14(a)  or Rule 15(d)
                     -14(a)

     Exhibit 32(a) - Certification  of  Chief  Executive  Officer
                     pursuant to 18 U.S.C. SECTION 1350.

     Exhibit 32(b) - Certification  of  Chief  Financial  Officer
                     pursuant to 18 U.S.C. SECTION 1350.