Form 10KSB
period 2006-12-31
IGENE BIOTECHNOLOGY INC
filed 2007-03-30
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-KSB
(Mark One)

[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934.

           For the fiscal year ended December 31, 2006

[ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR  15(d) OF  THE
     SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________ to ____________

                Commission file number 0-15888

                   IGENE Biotechnology, Inc.
         ______________________________________________
         (Name of Small Business Issuer in Its Charter)

               Maryland                        52-1230461
   __________________________________     ____________________
   (State of other jurisdiction of        (IRS Employer
    incorporation or organization)         Identification No.)

   9110 Red Branch Road, Columbia, Maryland           21045
_______________________________________________     __________
   (Address of principal executive offices)         (Zip Code)

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

     YES   [X]          NO   [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State  issuer's  revenues for its most  recent  fiscal  year
$ 0
____

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,976,770 as of March 2, 2007
                          ______________________________

(Note:   The  officers and directors of the issuer are considered
affiliates for purposes of this calculation.)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
As  of  February  21,  2007  there were 109,337,072 shares of the
_________________________________________________________________
issuer's common stock outstanding.
_________________________________

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS"  OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

EXCEPT FOR HISTORICAL FACTS, ALL MATTERS DISCUSSED IN THIS REPORT, WHICH ARE FORWARD LOOKING, INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. CERTAIN STATEMENTS IN THIS REPORT SET FORTH MANAGEMENT'S INTENTIONS, PLANS, BELIEFS, EXPECTATIONS OR PREDICTIONS OF THE FUTURE BASED ON CURRENT FACTS AND ANALYSES. WHEN WE USE THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "ESTIMATE," "INTEND" OR SIMILAR EXPRESSIONS, WE INTEND TO IDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENT, DUE TO A VARIETY OF FACTORS, RISKS AND UNCERTAINTIES. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, COMPETITIVE PRESSURES FROM OTHER COMPANIES AND WITHIN THE BIOTECH INDUSTRY, ECONOMIC CONDITIONS IN THE COMPANY'S PRIMARY MARKETS, EXCHANGE RATE FLUCTUATIONS, REDUCED PRODUCT DEMAND, INCREASED COMPETITION, INABILITY TO PRODUCE REQUIRED CAPACITY, UNAVAILABILITY OF FINANCING, GOVERNMENT ACTION, WEATHER CONDITIONS AND OTHER UNCERTAINTIES, INCLUDING THOSE DETAILED IN "RISK FACTORS" THAT ARE INCLUDED FROM TIME-TO-TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

     IGENE Biotechnology, Inc. ("Igene") is engaged in the business of developing, marketing, and manufacturing specialty ingredients for human and animal nutrition. Igene was formed on October 27, 1981 to develop, produce and market value-added specialty biochemical products. Igene is a supplier of natural astaxanthin, an essential nutrient in different feed applications and a source of pigment for coloring farmed salmon species. Igene is also venturing to supply astaxanthin as a nutraceutical ingredients. Igene is focused on research and development of fermentation technology, nutrition and health in its marketing of products and applications worldwide.

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

     In an effort to develop a dependable source of production, on March 19, 2003, Tate & Lyle PLC and Igene announced a 50:50 joint venture to produce AstaXin(R) for the aquaculture industry, which we refer to as the "Joint Venture". Production utilizes Tate & Lyle's fermentation capability together with the unique technology developed by Igene. Part of Tate & Lyle's existing citric acid facility located in Selby, England, was modified to include the production of this product. Tate & Lyle's investment of $25 million included certain of its facility assets that were used in citric acid production. The production facility has been completed and is now in full production.

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

     In a notice published in the Federal Register July 6, 2000, the FDA announced the amendment of its color additive regulations to provide for the safe use of Phaffia yeast, such as that in the Company's product, AstaXin(R), as a color additive in aquaculture feeds. This ruling, which became effective August 8, 2000, allows Igene to market its product, AstaXin(R), for aquaculture feeds and fish produced in, or imported into, the United States. This ruling is available to the public in the Federal Register. Igene has also previously obtained approval for AstaXin(R) from the Canadian Food Inspection Agency (CFIA). Additional foreign approval applications for AstaXin(R), including those for the European Union, are in progress. Igene is required to perform additional tests and prepare additional documentation as part of the application process. The initial application for the European Union was submitted in May of 2004. It is hoped the application will be approved in the second half of 2007.

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

Research and Development

     As  of  December 31, 2006, Igene had expended  approximately
$16,290,000 on research and development since its inception on October 27, 1981. The costs listed below for 2006 and 2005 were reimbursed by the Joint Venture. Sales of astaxanthin (through Igene and the Joint Venture) resulted in revenues of $35,400,000 as of December 31, 2006, $27,700,000 of which were realized through the Joint Venture. Igene will continue to incur research and development costs in connection with improvements in its existing processes and products, but it does not anticipate development of new processes and products in 2007.

     Research and development expenditures for each of the last two years are as follows

     2006   $ 847,598
     2005   $ 819,782

     Igene's research and development activities have resulted in the development of processes to produce the products hereinafter discussed.

Commercial Products

AstaXin(R)

     AstaXin(R) is Igene's registered trademark for its dried yeast product made from a proprietary strain of yeast developed by Igene. AstaXin(R) is a natural source of astaxanthin, a pigment which imparts the characteristic red color to the flesh of salmon, trout, prawns and certain other types of fish and shellfish. In the ocean, salmon and trout obtain astaxanthin from krill and other planktonic crustaceans in their diet. A krill and crustacean diet would be prohibitively expensive for farm-raised salmonids. Without the addition of astaxanthin, the flesh of such fish is a pale, off-white color, which is less appealing to consumers expecting "salmon-colored" fish. Fish feeding trials in Europe, Asia, and North and South America have demonstrated the efficacy of AstaXin(R) in pigmenting fish. An estimated 1,000,000 metric tons of farm-raised salmon are produced annually worldwide. The Joint Venture derived revenue during 2006 and 2005 from sales of AstaXin(R), the majority of which were to fish producers in the aquaculture industry in Chile, as well as sales exported to Japan and Canada.

     On May 20, 2000, Igene renewed its manufacturing arrangement with Fermic, S.A. de C.V., of Mexico City, Mexico ("Fermic"), for the production of its natural astaxanthin pigment, AstaXin(R), in Fermic's manufacturing facility in Mexico. Commercial production began in January of 1998.

     The Fermic contract executed in May 2000, provides that the manufacturer has the non-exclusive right and license to produce AstaXin(R) for the Joint Venture, is paid a cash fee based on manufacturing capacity, and has received 20,000,000 shares of Igene common stock in lieu of additional cash for product manufactured over the six year term. Fermic provided equipment and facilities necessary to manufacture and store the product and was responsible for purchasing raw materials. The Joint Venture is responsible for sales efforts and for ensuring the quality of the pigment. The Joint Venture also has a role in ensuring that the manufacturing process works effectively. The contract expired May 20, 2006, and Fermic has not been producing product as the two companies are currently discussing renewing this agreement. See Item 2. Description of Property.

     On March 18, 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate"). Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell astaxanthin and derivative products throughout the world for all uses other than as a nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture primarily for the modification of its Selby, England facility, while the Company transferred to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets will continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Company. The initial value of the Company's investment in the Joint Venture has been recorded at an amount equal to the book value of the Company's consideration contributed at the creation of the Joint Venture. As the cost of the Company's technology and intellectual property has been previously expensed and had a carrying amount of zero, the investment in the Joint Venture has been initially recorded with a book value of $316,869, which represents the unamortized production costs contributed to the Joint Venture. In addition to the Company's initial investment in the Joint Venture, the Company has made $1,169,112 in advances to the Joint Venture and a $6,000 capital investment.

     On June 15th 2005, the Company executed a limited guarantee for one of the debt obligations of the Joint Venture, a copy of which was filed with the 2005 Form 10-KSB as Exhibit 10.11. Under the terms of the limited guarantee, the Company agreed to guarantee up to 4,200,000 British pounds sterling (approximately $8,237,000 at February 28, 2007). The Company subsequently entered into an agreement with Tate & Lyle (the other 50% partner in the Joint Venture) where Tate & Lyle has agreed to arrange funds for the Joint Venture, without recourse to Igene Biotechnology, Inc., until the Joint Venture produces a regular monthly cash flow, as defined, for four consecutive months. The Joint Venture has not met the cash flow requirements. The Company has subsequently received a full release from the guarantee.

     Production utilizes Tate's fermentation capability together with the unique technology developed by Igene. Part of Tate's existing Selby, England, citric acid facility has been modified to produce up to 1,500 tons per annum of astaxanthin. Tate & Lyle's investment of approximately $25 million included certain of its facility assets previously used in citric acid production.

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

     During 2005, the Joint Venture successfully completed its new production facility. However, there can be no assurance that the Company and venture will be able to utilize these additional sources of production capacity, or that, if it is able to utilize the additional production capacity, that it will be able to do so on terms favorable to Igene or that any level of demand will continue.

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

     All patents and trademarks are carefully reviewed and those with no foreseeable commercial value are abandoned to eliminate costly maintenance fees. Patents, trademarks on technology and products with recognized commercial value, and which Igene is currently maintaining, include those for AstaXin(R), have various remaining lives ranging from 1 to 23 years.

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

     Several companies are also known to be developing and marketing other natural astaxanthin products. Some of these companies' products are made from algae, while others are made from yeast. Igene believes that AstaXin(R) will compete with other companies' astaxanthin products which are made from algae, due to Igene's higher production capacity and lower production costs, but can provide no assurances in that regard. Igene also believes that AstaXin(R) will compete with other companies' astaxanthin products which are also made from yeast due to our proprietary process to disrupt yeast cell walls, which, as studies have shown, makes AstaXin(R) more readily absorbed by fish.

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

Sources and Availability of Raw Materials

     Raw materials used in the manufacture of AstaXin(R) consist principally of agricultural commodities widely available in world markets from many suppliers, which may be used interchangeably. We do not anticipate material price fluctuations or changes in availability in these raw materials in the near future, but can provide no assurances in that regard.

Employees

     At December 31, 2006, Igene had 12 full time employees. Three full time employees are in administration and/or marketing, while the remainder are engaged in research, process development and support of manufacturing activities. The employees are based in the U.S. Igene also utilizes various consultants on an as-needed or short-term basis.

     None of Igene's employees are represented by a labor union and Igene has experienced no work stoppages. Igene believes its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

     Igene leases approximately 8,500 square feet of space in the Oakland Ridge Industrial Park located at 9110 Red Branch Road, Columbia, Maryland. Igene occupies the space under a lease extension expiring on January 31, 2011. The approximate current annual rental expense is $118,600. Approximately 2,000 square feet of this space is used for executive and administrative offices and approximately 2,500 feet is used for research and development activities. The remaining 4,000 square feet of space is used for Igene's intermediate-stage or scale-up pilot plant facility.

     Igene is currently renegotiating its lease which expired May 2006 for manufacturing capacity at Fermic S.A. de C.V. (Fermic) in Mexico City, Mexico as well as the lease of warehouse space for product storage in Mexico City. The lease for warehouse space is on an as needed basis, and Igene is under no obligation to lease space.

     Igene began a one year lease in December 2001, which renews annually, of approximately 220 square feet of office space, in Chile, to conduct marketing and technical support activities by its full-time technical representatives. Igene also leases warehouse space on a month-to-month basis as needed for product storage in Chile.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Registrant's Annual Meeting was held on July 20, 2006.
At the Annual Meeting, the five nominees and then-current directors were re-elected as the directors for a one year term.
The election results are as follows:


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

                               -6-

                             PART II

ITEM 5.   MARKET   FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS.

Common Stock

     Commencing on or about June 12, 1989, Igene's common stock began trading on the over-the-counter market on a limited basis and is quoted on the National Quotation Bureau's OTC "bulletin board". The following table shows, by calendar quarter, the range of representative bid prices for Igene's common stock for 2006 and 2005.


            Calendar Quarter               High           Low
            ________________               __________     __________
     2006:  First Quarter                  $ .1200        $ .0400
            Second Quarter                 $ .1200        $ .0360
            Third Quarter                  $ .0600        $ .0250
            Fourth Quarter                 $ .0420        $ .0090

     2005:  First Quarter                  $ .1170        $ .0650
            Second Quarter                 $ .1000        $ .0300
            Third Quarter                  $ .0500        $ .0350
            Fourth Quarter                 $ .0600        $ .0150


     Igene obtained the above information through Pink Sheets, LLC, a national quotation bureau. Such quotations are inter-dealer quotations without retail mark-up, mark-downs, or commissions, and may not represent actual transactions. The above quotations do not reflect the "asking price" quotations of the stock.

     The approximate number of record holders of Igene's common stock as of February 28, 2007 was 250. As of February 28, 2007, the high bid and low offer prices for the common stock, as shown on the "over-the-counter bulletin board" were $0.030 and $0.025, respectively.

Dividend Policy

     When and if funds are legally available for such payment under statutory restrictions, Igene may pay annual cumulative dividends on the preferred stock of $.64 per share on a quarterly basis. During 1988 Igene declared and paid a cash dividend of $.16 per share on its preferred stock. In December 1988, Igene suspended payment of the quarterly dividend of $.16 per share of preferred stock. No dividends have been declared or paid since 1988. Any resumption of dividend payments on preferred stock would require significant improvement in cash flow. Preferred stock dividends are payable when and if declared by Igene's board. Unpaid dividends accumulate for future payment or addition to the liquidation preference and redemption price of the preferred stock. As of December 31, 2006, total dividends in arrears on Igene's preferred stock equal $130,045 (or $11.68 per share) on Igene's Series A Preferred Stock and are included in the carrying value of the Series A Preferred Stock.

     Dividends on common stock are currently prohibited because of the preferential rights of holders of preferred stock. Igene has paid no cash dividends on its common stock in the past and does not intend to declare or pay any dividends on its common stock in the foreseeable future.

8% Notes

     Pursuant to the terms of an Indenture dated as of March 31, 1998, as amended (the "Indenture") between the Registrant and American Stock Transfer & Trust Company, as Trustee (the "Trustee"), the Company issued and sold $5,000,000 of its 8% notes (the "8% Notes"). Concurrently with the issuance of the Securities, the Company issued, pursuant to a Warrant Agreement by and between Registrant and American Stock Transfer & Trust Company (the "Warrant Agent") dated as of March 31, 1998, as amended (the "Warrant Agreement"), 50,000,000 warrants to purchase shares of the Registrants common stock for $.10 per share. The warrant purchase price under the Warrant Agreement was reduced to $.075 per share, and the maturity date of the Securities extended to March 31, 2006, by an amendment dated March 18, 2003 and approved by the requisite number of holders of the Securities.
                               -7-

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

Sales of Unregistered Securities

     During the course of 2006, Fermic, Igene's manufacturing agent, earned 545,569 shares of common stock as part of the manufacturing agreement. Fermic earns 2,250 shares of common stock for each kilogram pure astaxanthin produced and delivered as part of the agreement. The average price is based on the market value of the shares at the time the product was produced. The 545,569 shares were earned at an average price of $.056 per share for 2006. Through December 31, 2006, all 20,000,000 shares have been earned. Igene relied on Section 4(2) of the Securities Act of 1933, as amended, to issue the shares to Fermic without registration under that act. Igene relied on the representations and warranties of Fermic made in the manufacturing agreement in claiming the aforementioned exemption.

Default Upon Senior Securities

     As previously stated in the Registrant's third quarter Form 10-QSB, on November 30, 2001, Igene entered into Convertible Promissory Notes (the "Convertible Notes") with each of the following note holders for the following respective amounts (a)
NorInnova AS (formerly Forskningsparken I Tromso AS) for $106,500; (b) Knut Gjernes for $7,500; (c) Magne Russ Simenson for $378,000; and (d) Nord Invest AS for $313,000. Each of the Convertible Notes had a maturity date of November 1, 2004. On November 18, 2005, each of the Convertible Note Holders provided Igene with written notice of default under each of the Convertible Notes.

     On November 29, 2006, the Convertible Note holders filed a complaint against the Company in the Circuit Court of Howard County, Maryland seeking payment of all outstanding amounts due under the Convertible Notes. On February 23, 2007, the Company, paid $762,638 to the Convertible Note holders as settlement of all claims related to the Convertible Notes. The complaint was dismissed with prejudice on March 6, 2007.

ITEM 6.   MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OR  PLAN  OF
          OPERATION

     Certain statements in this report set forth management's intentions, plans, beliefs, expectations or predictions of the future based on current facts and analyses. Actual results may differ materially from those indicated in such statements, due to a variety of factors including competitive pressures from other companies and within the biotech industry, economic conditions in Igene's primary markets, exchange rate fluctuations, reduced product demand, increased competition, unavailability of production capacity, unavailability of financing, government action, weather conditions and other uncertainties, including those detailed in "Risk Factors" that are included from time-to-time in Igene's Securities and Exchange Commission filings.

Results of Operations

     On March 18, 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate"). Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell astaxanthin and derivative products throughout the world for all uses other than as a Nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company transferred to the Joint Venture its technology relating to the production of Astaxanthin and assets related thereto. These assets continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Joint Venture. The initial value of the Company's investment in the Joint Venture has been recorded at an amount equal to the book value of the Company's consideration contributed at the creation of the Joint Venture. As the cost of the Company's technology and intellectual property had been previously expensed and had a carrying amount of zero, the investment in the Joint Venture has been recorded with a book value of $316,869, which represents the unamortized production costs contributed to the Joint Venture. In addition, the Company also contributed $6,000 to the capital of the Joint Venture.

     Production utilizes Tate's fermentation capability together with the unique technology developed by Igene. Part of Tate's existing Selby, England, citric acid facility was modified to produce up to 1,500 tons per annum of astaxanthin. Tate's investment of approximately $25 million includes certain of its facility assets previously used in citric acid production. Sales and cost of sales activity are now recorded as part of the operations of the unconsolidated venture.

     As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now takes place in the unconsolidated Joint Venture. From inception on March 18, 2003 through December 31, 2006, the Joint Venture's results of operations included the following: Gross profit from inception was a negative $15,165,979 on sales of $27,772,879, less manufacturing cost of $42,938,858. Selling and general and administrative expenses were $13,090,287, and interest expense was $3,588,534. The resulting loss since inception was $31,844,800. Igene's 50% portion of the cumulative Joint Venture loss through December 31, 2006 was $15,922,400.

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

     At  December  31,  2006,  prior to the  recognition  of  its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of $322,869 and its net advances to the Joint Venture amounted to $1,169,112, for a total of $1,491,981. For the year ended December 31, 2005, Igene recognized $374,527 of its share of a $5,931,049 loss. For the year ended December 31, 2006, Igene recognized losses to the extent of the increase in advances of $109,147. The remainder of approximately 5 million, is suspended and will be carried forward to offset Igene's share of earnings from the Joint Venture, if any. The balance in the advances to and investment in Joint Venture account on the Company's financial statements is zero at December 31, 2006.

Sales and other revenue

     As part of the Joint Venture agreement, all sales of AstaXin(R) are recognized through the Joint Venture. Therefore, Igene recorded no sales during 2006 or 2005. Sales had been limited in past years due to insufficient production quantity. The Joint Venture has provide a more dependable product flow. However, there can be no assurance of the continued dependability of production, or that any increases in production or sales will occur, or that if they occur, they will be material.

Cost of sales and gross profit

     As with sales revenue, beginning July 2003 forward, cost of sales and gross profit are recognized and will continue to be recognized through the Joint Venture. Igene reported no gross profit on sales of AstaXin(R) for 2006 or 2005.

Marketing and selling expenses

     Marketing and selling expenses for 2006 were $98,240, a decrease of $184,211, or 65% from the marketing and selling expenses of $282,451 for 2005. As a result of the Joint Venture with Tate, Igene is expecting an increase in salable product with a corresponding increase in selling expenses as the new facility is now in full production. As a result of Mr. Benjaminsen's resignation as the Director of Sales and Marketing during 2006, the cost of the majority of the sales activity has been transferred to the Joint Venture. All marketing and selling expenses incurred by Igene since the inception of the Joint Venture, with the exception of the cost related to the shares reissued to Fermtech as part of the ProBio agreement, have been reimbursed by the Joint Venture. All of 2006 and approximately $240,000 of the 2005 marketing and selling expenses was reimbursed by the Joint Venture.

Research, development and pilot plant expenses

     Research, development and pilot plant expenses for 2006 and 2005 were $847,598 and $819,782, respectively, reflecting an increase of $27,816 or 3.4%. Costs are expected to be maintained at this level to support increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, undertaken in an attempt to develop higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology, as well as through travel to the Selby facility to aid in further development of the plant. Igene is hoping this will lead to a reduced cost for salable product marketed by Igene and the Joint Venture. However, no assurances can be made in that regard. All research and development costs were funded through reimbursement from the Joint Venture.

General and administrative expenses

     General and administrative expenses for 2006 increased by $216,997, or 27%, from those in 2005, from $805,054 to
$1,022,051. These additional costs are due to increased reporting costs related to SEC and public filing requirements, legal costs related to extension of the 8% notes, as well as increased rent and salary expenses. These costs are expected to drop slightly from the current increased level. The salary increases included 1,000,000 shares of common stock issued to the Joint Venture's new Vice President of Manufacturing as part of his agreement in accepting the position. The cost was expensed in the third quarter as payroll expense, at a cost of $.05 per share, for a total expense of $50,000. This is a one time cost. In addition, there was $95,000 of non-reimbursed compensation in 2006. These expenses, net of reimbursements, are expected to be funded by additional funding from stockholders, and by cash flows from operations, to the extent available for such purposes. However, we can provide no assurances that such additional funding or cash flows from operations will become available or that such funding, if any, will be available upon terms favorable to us. Of the general and administrative expenses incurred during 2006 approximately $715,000 were reimbursed by the Joint Venture. During 2005, approximately $770,000 of general and administration expenses were reimbursed by the Joint Venture.

Expenses reimbursement by Joint Venture

     As part of the Joint Venture agreement, costs incurred by Igene related to production, research and development, as well as those related to the marketing of AstaXin(R), and most of the general and administrative expenses, are considered costs of the Joint Venture and therefore are reimbursed by the Joint Venture. For the year ended December 31, 2006, costs reimbursed by the Joint Venture totaled $1,660,519. Of the reimbursement received, approximately $848,000 was to cover research and development costs, $98,000 was to cover marketing and selling expenses and $715,000 was to cover general and administrative costs. For the year ended December 31, 2005, costs reimbursed by the Joint Venture totaled $1,830,198. Of the reimbursement received approximately $820,000 was to cover research and development costs, $240,000 was to cover marketing and selling expenses and $770,000 was to cover general and administrative costs.

Interest expense (net of interest income)

     Interest expense for 2006 and 2005 was $753,791 and $857,013 respectively, a decrease of $103,222 or 12%. This interest expense (net of interest income) was almost entirely composed of interest on Igene's long term financing from its directors and other stockholders and interest on Igene's subordinated and convertible debentures, and is expected to remain at the current level. The amount recorded in 2006 was reduced by interest income of $77,982 received from the Joint Venture based on the outstand balance due to Igene.

Equity in earnings of Joint Venture

     As a result of the Joint Venture, the production, sales and marketing of astaxanthin now take place in the unconsolidated
Joint Venture. For the years ended 2006 and 2005, Igene's portion of the Joint Venture loss was $5,103,852 and $5,931,049, respectively, a decreased loss of $827,197 or 14%. The loss was a result of a 50% interest in the following: Gross profit for 2006 was a negative $4,137,386 compared with a negative
$6,672,593  for  2005,  a  decreased  loss  of  $2,535,207.   The
decrease in the losses was due mainly to the increased efficiencies associated with the development of production in the Joint Venture facility. Losses are still being incurred due to the reduction in sales price, due to increased competition. As sales for 2006 decreased to $10,027,656 from $10,961,223 for 2005, associated manufacturing costs decreased to $14,165,042 for 2006 from $17,633,816 for 2005. Management expects the Joint

Venture to be able to sell product at a gross profit through expected increases in production efficiency derived from the continued development of the Joint Venture with Tate & Lyle offsetting pricing competition, but can provide no assurances in that regard.

     As a condition of Igene's acceptance of the Selby facility, Tate and Lyle has assumed a portion of the Selby facility's production costs. These cost have been reduced from the Joint
Venture's cost of manufacturing in 2005 of $1,600,000.

     The Company attributes the negative gross profit to pricing pressure in the market. Demand is expected to increase both due to seasonal increases in customer usage and increases in our market share. The Company believes potential production efficiencies could alleviate these pricing pressures as the Joint Venture plant continues to develop.

     Selling, general and administrative expenses for the years ended 2006 and 2005 were $3,874,710 and $3,947,577, respectively a decrease of $72,867. These expenses are expected to remain at current levels. Interest expense increased to $2,195,607 in 2006 from $1,241,927 in 2005 as the Joint Venture incurs debt to finance its operation. The resulting losses were $10,207,703 and $11,862,097 for the years ended 2006 and 2005, respectively. For 2006, Igene's 50% equity interest in the Joint Venture loss was $5,103,852. Igene's 50% equity interest in the Joint Venture loss was $5,931,049 for 2005.

     Because the Company accounts for its investment in the Joint Venture under the equity method of accounting, it would ordinarily recognize a loss representing its 50% equity interest in the loss of the Joint Venture. However, losses in the Joint Venture are recognized only to the extent of the investment in and advances to the Joint Venture. Losses in excess of this amount are suspended from recognition in the financial statements and carried forward to offset Igene's share of the Joint Venture's future income, if any. From the inception of the Joint Venture through December 31, 2006, $14,430,419 has been suspended.

     On March 29, 2007 the Company was informed by their 50% partner in the Joint Venture, Tate and Lyle, that they determined to write down their portion of the investment in the Joint Venture. There has been no impairment charge reflected by the Joint Venture as of December 31, 2006. During the first quarter of 2007, the Joint Venture will make its annual impairment assessment and any necessary write-downs will be recorded at that time.

Loss on Disposal

     During 2005, Igene sold equipment and wrote off a receivable from the prior sale of equipment it had determined would not be of use in the Joint Venture facility and recorded a loss on disposal of $106,150. This is a one time occurrence.

Net loss and basic and diluted net loss per common share

     As a result of the foregoing results of operations, Igene reported net losses of $1,155,773 and $1,414,779 for 2006 and 2005, respectively, a decreased loss of $259,006 or 18%, a loss of $.01 per basic and diluted common share in both 2006 and 2005. The weighted average number of shares of common stock outstanding was 108,387,454 and 103,384,377 for 2006 and 2005, respectively, an increase of 5,003,077 shares. The increase in outstanding shares resulted from primarily the weighted average adjustment of the issuance of 545,569 shares to Igene's manufacturer under the manufacturing agreement with Fermic, and the issuance of 1,000,000 shares of common stock to the Joint Venture's new Vice President of Manufacturing as part of his employment agreement in accepting the position, as well as the weighted average effect of the 2,453,208 shares issued at the end of 2005.

Financial Position

     During 2006 and 2005, the following also affected Igene's financial position:

     o  During 2006, decreases in accounts receivable and prepaid
        expenses  and  other  assets  of  $14,619   and  $27,419,
        respectively, and increases in accounts payable and accrued expenses of $899,534 were sources of cash.

     o  During 2006,  $109,147  was used in advances to the Joint
        Venture, as compared with $374,527 used in 2005.

     o During 2005, decreases in accounts receivable of $65,009, and increases in accounts payable and accrued expenses of $774,386 were sources of cash.

     Since December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of December 31, 2006, total dividends in arrears on Igene's Series A preferred stock equal $130,045 (or $11.68 per share) and are included in the carrying value of the such preferred stock.

Liquidity and Capital Resources

     Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of December 31, 2006, Igene had a negative working capital of $926,115, and cash and cash equivalents of $21,786.

     Cash provided by operating activities in 2006 was $100 as compared to $290,024 in 2005.

     Cash used by investing activities in 2006 was $109,147 as compared to $374,527 used by investing activities in 2005.

     During  2005, no cash was provided by financing  activities.
During  2006  cash provided by financing activities was  $11,088.
It was comprised primarily of exercise of employee stock options.

     Over the next twelve months, Igene believes it will need additional working capital. This funding is expected to be received from sales of AstaXin(R), resulting in income from the Joint Venture. However, there can be no assurance that projected profits, if any, from sales, or additional funding from the Joint Venture will be sufficient for Igene to fund its continued operations.

     Igene does not believe that inflation had a significant impact on its operations during 2005 and 2006.

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

     The Joint Venture has entered into a lease of real property with an affiliate of Tate & Lyle in Selby, England upon which a manufacturing facility has been constructed and operated by the Joint Venture. The Joint Venture is accounted for under the equity method of accounting as the Company has a 50% ownership interest.

     The Company cannot recognize the loss of the Joint Venture beyond the investment and advances to the Joint Venture or the amount of debt guaranteed by Igene, if any. This excess loss, and all future losses incurred as a result of the Joint Venture, that are in excess of the Company's investment and advances, will be suspended until the point that the profits of the Joint Venture, if any, exceed the incurred losses.

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements appear after Part III of this Report and are incorporated herein by reference.

ITEM 8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  AND
          FINANCIAL DISCLOSURE

     As of February 15, 2005, the Company dismissed its registered public accountant, Stegman & Company ("Stegman"), due to the Registrant's increased international audit requirements brought about by the Company's 50% participation in a joint venture with Tate & Lyle PLC ("Tate & Lyle"), which joint venture produces AstaXin(R) for the aquaculture industry at Tate & Lyle's Selby, England facility. The decision to dismiss Stegman was recommended by the Board of Directors of the Registrant during a meeting held on February 8, 2005. The audit reports issued by Stegman on the consolidated financial statements of the Registrant as of and for the years ended December 31, 2003, December 31, 2002 and prior, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified, as to uncertainty, audit scope or accounting principles, except as follows:

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

     The Company has restated its previously issued financial results for the second, third and fourth quarters of 2003, as well as the first three quarters of 2004. This restatement was primarily the result of the Company's investment in the Joint Venture which should have been recorded at an amount equal to the historical book value of the Company's consideration contributed at the creation of the Joint Venture (not its fair value). As a result, the investment in the Joint Venture should have been initially recorded with a value of $316,860, rather than the $12,300,000 initially recorded in the restated financial statements.

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

                            PART III

ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS,   PROMOTERS,   CONTROL
          PERSONS, AND KEY EMPLOYEES

     Igene's directors are elected annually by the stockholders of Igene. The directors, executive officers and key employees of Igene as of December 31, 2006 are as follows:


Name                        Age      Position with Igene
___________________         _____    ____________________________
Michael G. Kimelman         68       Chairman  of  the  Board  of
                                     Directors,  member  of audit
                                     committee

Thomas L. Kempner           79       Vice  Chairman  of the Board
                                     of   Directors,   member  of
                                     finance committee

Stephen F. Hiu              50       Director,  President,  Chief
                                     Technical    Officer,    and
                                     Director  of  Research   and
                                     Development

Patrick F. Monahan          56       Director,    Vice-President,
                                     Secretary,  and  Director of
                                     Manufacturing

Sidney R. Knafel            76       Director,  member of finance
                                     committee

Edward J. Weisberger        42       Chief Financial Officer


Each of our directors was elected for a one-year term at our most recent annual meeting, held in July of 2006. Our officers serve at the pleasure of the Board of Directors and until their respective successors are elected and qualified.

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


Section 16(a) Beneficial Ownership Reporting Compliance

     Igene believes that during 2006 and through March of 2007 all of its officers and directors of more than 10% of its common stock, have filed all past due reports and come into compliance with Section 16(a) reporting requirements with respect to acquisitions and dispositions of Igene's securities. In making this disclosure, Igene has relied solely on written representations of its directors, officers and more than 10% holders and on copies furnished to Igene of reports that have been filed with the Securities and Exchange Commission.


ITEM 10.  EXECUTIVE COMPENSATION

     The following tables show the compensation paid or accrued by Igene to each of the three officers. During 2006, no Directors were compensated for their Board or Committee activities. Other than the 1986, 1997 and 2001 Stock Incentive Plans and the Simple Retirement Plan described below, Igene has no profit sharing or incentive compensation plans.


Summary Compensation Table

Name and                                       Option         All Other
Principal Position     Year     Salary($)<F1>  Awards($)<F2>  Compensation($)<F3>  Total($)
__________________     ____     ____________   ____________   __________________   ____________

Stephen Hiu            2006     $   142,580    $         0    $           6,575    $   149,155
President

Patrick Monahan        2006     $   129,965    $         0    $           5,838    $   135,803
Vice-President,
Secretary and
Direction of
Manufacturing

Edward Weisberger      2006     $   125,817    $         0    $           5,750    $   131,567
Chief Financial
Officer

<F1> Salaries of the named executive officers listed on compensation received.

<F2> Represents the disclosed fair value of options determined SFAS 123 for all options granted using assumptions set forth in the footnotes to the consolidated financial statements.

<F3> Includes annual taxable compensation for health insurance premium and employer match of 401K.

Outstanding Equity Awards at Fiscal Year-End

     Outstanding Equity Award.   The following table  sets  forth
information concerning the outstanding equity awards of each of the named executive officers as of December 31, 2006:


                       Number of
                       Securities
                       Underlying
                       Unexercised
                       Options (#)    Option Exercise    Option Expiration
 Name                  Exercisable    Price ($/Sh)       Date
 ____________          ___________    _______________    _________________
 Stephen Hiu           2,000,000      $          .10           04/16/2008
 President             2,000,000                 .05           01/19/2010
                          45,000                .065           01/02/2011
                       4,800,000                .025           08/13/2012
                       5,000,000                 .10           06/25/2014

 Patrick Monahan       1,050,000                 .10           04/16/2008
 Vice-President        1,317,500                 .05           01/19/2010
 Secretary             2,900,000                .025           08/13/2012
 Dir. of Mfg.          2,000,000                 .10           06/25/2014

 Edward Weisberger     2,500,000                 .05           12/01/2011
 Chief Financial         500,000                 .10           06/25/2014
 Officer               1,500,000                 .027          12/09/2015


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

      Effective February 1, 2004 Igene discontinued use of the Simple Retirement Plan and began use of a 401K savings/retirement plan, or 401(k) Plan. The 401(k) Plan permits our eligible employees to defer annual compensation, subject to limitations imposed by the Internal Revenue Code. All employees that have been employed for three months are eligible for the plan. The plan permits elective contributions by the Company's eligible employees based under the Internal Revenue Code, which are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. Effective January 1, 2004, Igene made an elective contribution, subject to limitations, of 4% of each eligible employee's compensation for each year. Igene's contributions to the plan for 2006 and 2005 were $25,996 and $23,052,
respectively,  which  is  expensed  in  the  2006  statement   of
operations.

Life Insurance Plans

     Igene provides life insurance benefits to its employees that in the event of an employee's death would pay to the employee's beneficiary 2 times the employees annual salary up to $150,000.

Severance Benefit

     In cases where a termination of employment is initiated by the Company for economic reasons (e.g. reduction in force, reorganization or position elimination) the terminated employee will receive one week of severance at base pay for each year of service, up to a maximum of 12 weeks.

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

     Options to acquire 47,873,250 shares of common stock have been granted under the three Stock Option Plans and 44,845,000 options are still outstanding under the Plans as of December 31, 2006. 1,500,000 were granted during 2005, none were granted during 2006.

ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL  OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information as of March 14, 2007 with respect to beneficial ownership of shares of Igene's outstanding common stock and preferred stock by (i) each person known to Igene to own or beneficially own more than five percent of its common stock or preferred stock, (ii) each Director, and
(iii) each officer named in the Summary Compensation Table provided in Part II Item 10 above, and (iv) all Directors and executive officers as a group.


                                          Common Stock             Preferred Stock
                                  ____________________________  ______________________

                                   Number of                    Number of
Directors and officers             Shares           Percent *   Shares      Percent
______________________            ________________  __________  __________  __________
Joseph C. Abeles                   17,954,407<F1>   14.34        ---          ---
  220 E. 42nd Street
  New York, NY  10017

Stephen F. Hiu                     14,993,633<F2>   12.17        ---          ---
  9110 Red Branch Road
  Columbia, MD  21045

Thomas L. Kempner                 145,085,648<F3>   61.39        ---          ---
  61 Broadway
  New York, NY  10006

Michael G. Kimelman                33,947,723<F4>   23.90        ---          ---
  100 Park Avenue
  New York, NY  10017

Sidney R. Knafel                  142,977,554<F5>   61.07        ---          ---
  810 Seventh Avenue
  New York, NY  10019

Patrick F. Monahan                  8,315,033<F6>    7.13        ---          ---
  9110 Red Branch Road
  Columbia, MD  21045

Edward J. Weisberger                4,570,000<F7>    4.01        ---          ---
  9110 Red Branch Road
  Columbia, MD 21045

All Directors and Officers        369,343,999<F8>   84.86        ---          ---
  as a Group (8 persons)

Others
______

Fraydun Manocherian                 7,905,135<F9>    7.20        ---          ---
  3 New York Plaza
  New York, NY 10004

Fermic                             20,000,000       18.29        ---          ---

*  Under the rules of the Securities and Exchange Commission, the calculation of the percentage assumes for each person  that  only that  person's rights, warrants, options or convertible notes  or preferred  stock are exercised or converted, and  that  no  other
person   exercises  or  converts  outstanding  rights,  warrants,
options or convertible notes or preferred stock.

<F1>  Includes  the following: 2,128,294 shares held directly  or indirectly by Mr. Abeles, 6,723,701 shares issuable upon the conversion of $311,663 of long-term notes issued by Igene, and 9,102,412 shares issuable upon exercise of warrants held by Mr. Abeles.

<F2>  Includes  the following: 1,148,633 shares held directly  or indirectly by Mr. Hiu and 13,845,000 shares issuable pursuant to options held by Dr. Hiu that are currently exercisable.

<F3>  Includes  386,972 shares and 536,920 shares  issuable  upon exercise of warrants held by Mr. Kempner that are currently exercisable. Also includes 8,843,771 shares held directly by Mr. Kempner, 19,479,919 shares issuable upon conversion of notes issued by Igene and held by Mr. Kempner, and 41,680,293 shares issuable upon exercise of warrants held by a trust under which Mr. Kempner is one of two trustees and the sole beneficiary, which are currently exercisable. Also includes 8,621,247 shares held directly by Mr. Kempner, 19,479,920 shares issuable upon the conversion of notes issued by Igene and held by Mr. Kempner and 41,561,125 shares issuable upon exercise of warrants held a trust under which Mr. Kempner is one of two trustees and one of his brothers is the sole beneficiary, which are currently exercisable. Also includes 2,040,296 shares issuable upon the conversion of $79,200 of notes issued by Igene and held by Mr. Kempner and 2,079,411 shares issuable upon exercise of warrants held by trusts under which Mr. Kempner is one of two trustees and is a one-third beneficiary that are currently exercisable. Also includes 243,360 shares and 131,414 shares issuable upon exercise of warrants held by trusts under which Mr. Kempner is executer and is a one-third beneficiary that are currently exercisable.

<F4> Includes 1,264,360 shares held directly or indirectly by Mr.
  Kimelman, 14,000,000 shares issuable upon exercise of options currently exercisable, 1,430,341 shares issuable upon the conversion of $63,070 of notes issued by Igene and held by Mr. Kimelman, and 17,253,022 shares issuable upon exercise of warrants held directly or indirectly by Mr. Kimelman.

<F5>  Includes 18,190,551 shares, 39,819,509 shares issuable upon the conversion of notes issued by Igene and held by Mr. Knafel and 84,967,495 shares issuable upon the exercise of warrants owned or beneficially owned by Mr. Knafel that are currently exercisable.

<F6> Includes 1,047,533 shares held directly or indirectly by Mr.
  Monahan and 7,267,500 shares issuable upon the exercise of options held by Mr. Monahan that are currently exercisable.

<F7>  Includes 70,000 shares held directly by Mr. Weisberger  and
  4,500,000 shares issuable upon exercise of options that are currently exercisable.

<F8>  Includes  43,444,721  shares of  common  stock,  39,612,500 shares issuable upon exercise of options that are currently exercisable, 88,973,687 shares issuable upon the conversion of notes issued by Igene and 197,313,091 shares issuable upon the exercise of warrants that are currently exercisable.

<F9>  Includes 7,375,935 shares of common stock owned directly or indirectly by Mr. Manocherian and 529,200 shares issuable upon the exercise of warrants owned directly or indirectly by Mr.
  Manocherian that are currently exercisable.


                   Equity Compensation Plan Information as of December 31, 2006

                                                                                Number of securities
                                                                                remaining available for
                                                                                future issuance under
                            Number of securities to   Weighted-average          equity compensation
                            be issued upon exercise   exercise price of         plans (excluding
                            of outstanding options,   outstanding options,      securities reflected in
     Plan category          warrants and rights       warrants and rights       column
     ____________________   _______________________   _______________________   _______________________
     Equity compensation    44.8 million<F1>          $.059<F2>                 27.387 million<F3>
     plans approved by
     security holders

<F1>   Total shares issued under employee stock option plan.
<F2>   Exercise  price of outstanding options under compensation plans.
<F3>   All shares remaining issuable under employee option plan.

ITEM 13.  EXHIBITS,  FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)(1) The following financial statements relating to 2006 and 2005 are filed as a part of this Report:

    Reports of Independent Registered Public Accounting Firm.

    Consolidated Balance Sheet as of December 31, 2006.

    Consolidated  Statements of Operations for  the  years  ended
    December 31, 2006 and 2005.

    Consolidated Statements of Stockholders' Deficiency for the years ended December 31, 2006 and 2005.

    Consolidated  Statements of Cash Flows for  the  years  ended
    December 31, 2006 and 2005.

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

    4.2 Indenture dated as of March 31, 1998 by and between the Registrant and American Stock Transfer and Trust Company, as Trustee, as amended by that First Amendment to Indenture, Securities, Warrant Agreement and Warrant Certificates dated as of March 18, 2003, as further amended by that Second Amendment to Indenture, Securities, Warrant Agent and Warrant Certificates dated as of March 28, 2006.

    4.3 Warrant  Agreement  dated as of March  31,  1998  by  and between the Registrant and American Stock Transfer and Trust Company, as Warrant Agent, as amended by that First Amendment to Indenture, Securities, Warrant Agreement and Warrant Certificates dated as of March 18, 2003, as further amended by that Second Amendment to Indenture, Securities, Warrant Agent and Warrant Certificates dated as of March 28, 2006.

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

                  REGISTERED PUBLIC ACCOUNTANTS

     The accounting firm of Berenson LLP, Certified Public Accountants, has been engaged to audit the books and accounts of the Company for the next fiscal year. Berenson LLP serviced as the Company's registered public auditor in 2006 and 2005. Berenson LLP has advised the Company that neither the accounting firm nor any of its members of associates has any direct financial interest in or any connection with the Company other than as independent public auditors.

                     AUDIT FEES AND SERVICES

     The following table shows the fees paid or accrued by the Company for the audit and other services provided by Berenson LLP for fiscal years 2006 and 2005:

                               FY 2006          FY 2005
                             ____________     ____________
        Audit Fees           $ 100,844.00     $  90,000.00
        Tax Fees                 5,000.00         5,000.00
        All Other Fees               0.00             0.00
                             ____________     ____________

        TOTAL                $ 100,844.00     $  95,000.00

      Audit services of Berenson LLP for fiscal years 2006 and 2005 consisted of the audit of the consolidated financial statements of the Company and quarterly reviews of financial statements. "Tax Fees" include charges primarily related to tax return preparation and tax consulting services. In 2003, the SEC adopted a rule pursuant to the Federal Sarbanes-Oxley Act of 2002 that, except with respect to certain de minimis services discussed below, requires Audit Committee pre-approval of audit and non-audit services provided by the Company's independent auditors. All of the 2006 services described above were pre-approved by the Audit Committee pursuant to this SEC rule to the extent that rule was applicable during fiscal year 2006.

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

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Audit Committee and Stockholders
IGENE Biotechnology, Inc.

We have audited the accompanying consolidated balance sheet of IGENE Biotechnology, Inc. and subsidiary as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IGENE Biotechnology, Inc. and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

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


                                   /S/ BERENSON LLP
                                   ___________________________
                                       BERENSON LLP

New York, New York
March 8, 2007   (except for note 5, as to which the date is March
29, 2007)

                      IGENE Biotechnology, Inc. and Subsidiary
                             Consolidated Balance Sheet
                                  December 31, 2006

ASSETS
______

CURRENT ASSETS
  Cash and cash equivalents                                       $        21,786
  Prepaid expenses and other current assets                                14,093
                                                                  ________________
     TOTAL CURRENT ASSETS                                                  35,879

  Property and equipment, net                                              33,571
  Investment in and advances to unconsolidated joint venture                  ---
  Other assets                                                              5,125
                                                                  ________________
      TOTAL ASSETS                                                $        74,575
                                                                  ================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
________________________________________

CURRENT LIABILITIES
  Accounts payable and accrued expenses                           $       210,424
  Convertible debenture                                                   705,000
  Accrued interest                                                         46,570
                                                                  ________________
     TOTAL CURRENT LIABILITIES                                            961,994

LONG-TERM DEBT
  Notes payable                                                         5,842,267
  Convertible Debentures                                                3,814,212
  Accrued interest                                                      5,655,830

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative, convertible, voting, series A, $.01 par value per share.
  Stated value $19.68 per share.   Authorized 1,312,500 shares;
  issued and outstanding 11,134 shares. Redemption amount
  $219,117.                                                               219,117
                                                                  ________________
     TOTAL LIABILITIES                                                 16,493,420
                                                                  ________________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock -- $.01 par value per share.  Authorized
    750,000,000 shares; issued and outstanding 109,337,072 shares       1,093,371
  Additional paid-in capital                                           25,659,696
  Accumulated Deficit                                                 (43,171,912)
                                                                  ________________
     TOTAL STOCKHOLDERS' DEFICIENCY                                   (16,418,845)
                                                                  ________________

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $        74,575
                                                                  ================


The accompanying notes are an integral part of the consolidated financial statements.
                              -26-

                       IGENE Biotechnology, Inc. and Subsidiary
                        Consolidated Statements of Operations


                                                                 Years ended December 31,
                                                                      2006           2005
                                                               ____________   ____________
EQUITY IN LOSS OF JOINT VENTURE                                $  (109,147)   $  (374,527)
                                                               ____________   ____________
OPERATING EXPENSES
__________________

  Marketing and selling                                             98,240        282,451
  Research, development and pilot plant                            847,598        819,782
  General and administrative                                     1,022,051        805,054
  Less expenses reimbursed by Joint Venture                     (1,660,519)    (1,830,198)
                                                               ____________   ____________
  TOTAL OPERATING EXPENSES                                         307,370         77,089
                                                               ____________   ____________
  OPERATING LOSS                                                  (416,517)      (451,616)

  LOSS ON DISPOSAL                                                     ---       (106,150)

  OTHER INCOME                                                      14,535            ---

INTEREST EXPENSE
  (net of interest income of $77,982 for 2006, $0 for 2005)       (753,791)      (857,013)
                                                               ____________   ____________
  NET LOSS                                                     $(1,155,773)   $(1,414,779)
                                                               ============   ============
  BASIC AND DILUTED NET LOSS PER COMMON SHARE                  $     (0.01)   $     (0.01)
                                                               ============   ============



The accompanying notes are an integral part of the consolidated financial statements.
                              -28-

                                  IGENE Biotechnology, Inc. and Subsidiary
                             Consolidated Statements of Stockholders' Deficiency
                                   Years ended December 31, 2006 and 2005

                                               Common Stock           Additional                      Total
                                         ___________________________  Paid-in         Accumulated     Stockholders'
                                           # Shares        Amount     Capital         Deficit         Deficiency
                                         _____________ _____________  _____________   _____________   _____________
BALANCE AT JANUARY 1, 2005                101,732,453  $  1,017,325   $ 25,138,748    $(40,601,360)   $(14,445,287)

Re-issuance of shares held in escrow
  related to sale of ProBio                 1,000,000        10,000         32,000             ---          42,000

Shares issued for manufacturing
  agreement                                 4,724,416        47,244        274,702             ---         321,946

Net loss for 2005                                 ---           ---            ---      (1,414,779)     (1,414,779)
                                         _____________ _____________  _____________   _____________   _____________
BALANCE AT December 31, 2005              107,456,869     1,074,569     25,445,450     (42,016,139)    (15,496,120)

Conversion of redeemable
  preferred stock into common stock            14,750           148        141,452             ---         141,600

Conversion of warrants                          7,884            79            709             ---             788

Shares issued to VP of Manufacturing        1,000,000        10,000         40,000             ---          50,000

Shares issued for employee stock
  incentive program                           312,000         3,120          7,180             ---          10,300

Shares issued for manufacturing
  agreement                                   545,569         5,455         24,905             ---          30,360

Net loss for 2006                                 ---           ---            ---      (1,155,773)     (1,155,773)
                                         _____________ _____________  _____________   _____________   _____________
BALANCE AT December 31, 2006              109,337,072  $  1,093,371   $ 25,659,696    $(43,171,912)   $(16,418,845)
                                         ============= =============  =============   =============   =============


The accompanying notes are an integral part of the consolidated financial statements.

                              -28-

                                 IGENE Biotechnology, Inc. and Subsidiary
                                  Consolidated Statements of Cash Flows



                                                                         Years ended December 31,
                                                                          2006             2005
                                                                     _____________     _____________
CASH FLOWS FROM OPERATING ACTIVITIES
____________________________________
     Net loss                                                        $ (1,155,773)     $ (1,414,779)
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
          Depreciation                                                     16,488            18,695
          Loss on disposal of equipment                                       ---            56,150
          Loss on receivable from disposal of equipment                       ---            50,000
          Issuance of shares to Fermtech per ProBio agreement                 ---            42,000
          Issuance of common stock for VP of Manufacturing                 50,000               ---
          Manufacturing cost paid in shares of common stock                30,360           321,946
          Increase in preferred stock for cumulative dividend
          Classified as interest                                            8,306            11,846
          Equity in loss of unconsolidated joint venture                  109,147           374,527
          Decrease (increase) in:
             Accounts receivable                                           14,619            65,009
             Prepaid expenses and other assets                             27,419            (9,756)
          Increase (decrease) in:
             Accounts payable and other accrued expenses                  899,534           774,386
                                                                     _____________     _____________
             NET CASH PROVIDED BY OPERATING ACTIVITIES                        100           290,024
                                                                     _____________     _____________
CASH FLOWS FROM INVESTING ACTIVITIES
____________________________________
     Advances to Joint Venture                                           (109,147)         (374,527)
                                                                     _____________     _____________
             NET CASH USED IN INVESTING ACTIVITIES                       (109,147)         (374,527)
                                                                     _____________     _____________

CASH FLOWS FROM FINANCING ACTIVITIES
____________________________________

     Proceeds from exercise of employee stock options                      10,300               ---
     Repayment from exercise of warrants                                      788               ---
                                                                     _____________     _____________
             NET CASH PROVIDED BY FINANCING ACTIVITIES                     11,088               ---
                                                                     _____________     _____________
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (97,959)          (84,503)

CASH AND CASH EQUIVALENTS - BEGINNING OF THE YEAR                         119,745           204,248
                                                                     _____________     _____________
CASH AND CASH EQUIVALENTS - END OF THE YEAR                          $     21,786      $    119,745
                                                                     =============     =============
SUPPLEMENTARY DISCLOSURE AND CASH FLOW INFORMATION
__________________________________________________
  Cash paid during the year for interest                             $     35,250      $     91,594
  Cash paid during the year for income taxes                                  ---               ---




The accompanying notes are an integral part of the consolidated financial statements.
                              -29-

(1) Summary of Significant Accounting Policies
    __________________________________________

    Nature of Operations
    ____________________

    Igene Biotechnology, Inc. ("Igene") was incorporated under the laws of the State of Maryland on October 27, 1981 as "Industrial Genetics, Inc." Igene changed its name to "IGI Biotechnology, Inc." on August 17, 1983 and to "Igene Biotechnology, Inc." on April 14, 1986. Igene is located in Columbia, Maryland and is engaged in the business of industrial microbiology and related biotechnologies. Igene has an operational subsidiary in Chile and through February 2003 had a subsidiary in Norway. Igene is engaged in the business of developing, marketing, and manufacturing specialty ingredients for human and animal nutrition. Igene was formed to develop, produce and market value-added specialty biochemical products. Igene is a supplier of natural astaxanthin, an essential nutrient in different feed applications and a source of pigment for coloring farmed salmon species. Igene is also venturing to supply astaxanthin as a nutraceutical ingredient. Igene is focused on fermentation technology, pharmacology, nutrition and health in its marketing of products and applications worldwide.

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

    In an effort to develop a dependable source of production, on March 18, 2003, Tate and Lyle and Igene announced a 50:50 joint venture to produce AstaXin(R) for the aquaculture industry. Production utilizes Tate & Lyle's fermentation capability together with the unique technology developed by Igene. Part of Tate & Lyle's existing Selby, England, citric acid facility was modified to include the production of 1,500 tons per annum of astaxanthin. Tate & Lyle's investment of approximately $25 million includes certain of its facility assets that were previously used in citric acid production.

    Principles of Consolidation
    ___________________________

    The  accounts  of  our other wholly-owned  subsidiary,  Igene
    Chile,  are included in the consolidation of these  financial
    statements.    All  significant  intercompany  accounts   and
    transactions have been eliminated in consolidation.

    Cash and cash equivalents
    _________________________

    Igene considers cash equivalents to be short-term, highly liquid investments that have original maturities of less than 90 days. These include interest bearing money market accounts.

    Accounts Receivable
    ___________________

    Accounts  receivable  are  stated at  the  amount  management expects to collect from the outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based upon its assessment of the current collection status of individual accounts. Delinquent amounts that are outstanding after management has conducted reasonable collection efforts, are written off through a charge to the valuation allowance and a credit to accounts receivable. During 2005 assets were sold for less then the initial agreed upon price with the distributor and the $50,000 balance remaining was written off.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
             Years ended December 31, 2006 and 2005


    Investment in and advances to unconsolidated joint venture
    __________________________________________________________

    The investment in the Joint Venture is accounted for under the equity method whereby the Company's 50% ownership percentage in the Joint Venture is reflected as an asset in the consolidated balance sheet and the changes in the Joint Venture's equity as a result of its operations is reflected in the Company's consolidated statement of operations. The Company evaluates its investment in the Joint Venture for impairment, as it does for all long term assets. The Company can not recognize the loss of the Joint Venture beyond its investment in and advances to the Joint Venture or the amount of debt guaranteed by Igene, if any. This excess loss, and all future losses incurred as a result of the Joint Venture, that are in excess of the Company's investment and advances, are suspended until the point that the profits of the Joint Venture, if any, exceed the incurred losses. The accounting policies followed by the Joint Venture are in conformity with accounting principles generally accepted in the United States of America.

    On June 15th 2005, the Company executed a limited guarantee for one of the debt obligations of the Joint Venture. Under the terms of the limited guarantee, the Company has agreed to guarantee up to 4,200,000 British Pounds sterling (approximately $8,237,000 at February 28, 2007). The Company subsequently entered into an agreement with Tate & Lyle (the other 50% partner in the Joint Venture) whereby Tate & Lyle has agreed to arrange funds for the Joint Venture, without recourse to Igene, until the Joint Venture produces a regular monthly cash flow, as defined, for four consecutive months. The Joint Venture has not met the cash flow requirements. The Company has subsequently received a full release from the guarantee.

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

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
             Years ended December 31, 2006 and 2005


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

    Accounting for stock based compensation
    _______________________________________

    Prior  to  January  1, 2006, the Company  accounted  for  its stock  based  compensation plans under  the  recognition  and measurement principles of APB opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock option based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and
    Disclosure", to stock-based employee compensation for the year ended December 31, 2005:


                                                                     2005
                                                                _____________
            Net loss, as reported                               $ (1,414,779)

            Pro forma stock-based employee compensation
              expense determined under fair value based
              method net of related tax effects                      (38,677)
                                                                _____________
            Pro forma net loss                                  $ (1,453,456)
                                                                =============
            Net loss per Share:
               Basic - as reported                              $      (0.01)
               Basic - pro forma                                $      (0.01)

               Diluted - as reported                            $      (0.01)
               Diluted - pro forma                              $      (0.01)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the year ended December 31, 2005:

                                                                    2005
                                                               _____________
               Dividend yield                                           ---
               Expected volatility                                   136.00%
               Risk-free interest rate                                 4.63%
               Expected lives in years                                   10
               Fair value of options granted                   $      0.027

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
             Years ended December 31, 2006 and 2005

    New accounting pronouncements
    _____________________________

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

    In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 157 - Fair Value Measurements ("SFAS157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements.

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

    In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." FIN No. 48 provides a comprehensive model for the recognition, measurement and disclosure in the financial statements of uncertain tax positions taken or expected to be taken on a tax return. The Company will adopt FIN No. 48 effective beginning on January 1, 2007. The Company is currently evaluating the impact this interpretation may have on its future financial position, results of operations, earnings per share, or cash flows.

    In September 2006, the Securities and Exchange Commission issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements. Current practice allows for the evaluation of materiality on the basis of either (1) the error quantified as the amount by which the current year income statement was misstated ("rollover method") or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated ("iron curtain method"). The guidance provided in SAB 108 requires both methods to be used in evaluating materiality ("dual approach"). SAB No. 108 permits companies to initially apply its provisions either by (1) restating prior financial statements as if the dual approach had always been used or (2) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. There were no matters warranting the Company's consideration under the provisions of SAB No. 108 and, therefore, it did not have an impact on the Company's financial position, results of operations, earnings per share or cash flows.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
             Years ended December 31, 2006 and 2005

(2) Non-cash investing and financing activities:
    ___________________________________________

    During 2006, 7,375 shares of redeemable preferred stock, with a recorded aggregate value of $141,600, were converted into 14,750 shares of common stock. This included the 8% Cumulative Convertible Preferred Stock, Series B and has relieved the Company of this amount of long-term debt.

    During the course of 2006 and 2005, Fermic, Igene's manufacturing agent, earned 545,569 and 4,724,416 shares, respectively, of common stock as part of the manufacturing agreement. Fermic earned 2,250 shares of common stock for each kilogram pure astaxanthin produced and delivered as part of the agreement. The average price is based on the market value of the shares at the time the product was produced. Fermic has earned all 20,000,000 shares available under the contract. The 545,569 shares were earned at an average price of $.056 per share for 2006, and 4,724,416 shares were earned at an average price of $.068 per share for 2005.

    During  2006, 312,000 shares of common stock were  issued  as
    part   of  employee  stock  option  exercises.   The  Company
    received $10,300 based on an average exercise price of  $.033 per share.

    During  2006, 7,884 warrants were exercised for $788.   7,884
    new shares of common stock were issued pursuant to the exercise.

    During 2006, 1,000,000 shares of common stock were issued to the Joint Venture's new Vice President of Manufacturing as part of his agreement in accepting the position. The cost was expensed at a cost of $.05 per share or $50,000.

    During 2006 and 2005, Igene recorded dividends in arrears on its 8% Redeemable Preferred Stock, Series A at $.64 per share aggregating $8,306 and $11,846 respectively, on such preferred stock which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock. (see also note 9).

(3) Concentration of Credit Risk
    ____________________________

    The Joint Venture is potentially subject to the effects of a concentration of credit risk in accounts receivable. Accounts receivable is substantially composed of receivables from customers in Chile, which is an important market for Igene's product, AstaXin(R). Chile has from time to time experienced political unrest and currency instability. Because of the volume of business transacted by the Joint
    Venture in Chile, recurrence of such unrest or instability could adversely affect the businesses of its customers in Chile or the Joint Venture's ability to collect its receivables from these customers. In order to minimize risk, the Joint Venture strictly evaluates the companies to which it extends credit and all prices are denominated in US dollars so as to minimize currency fluctuation risk. Losses due to credit risks in accounts receivable are expected to be immaterial.

(4) Property and Equipment
    ______________________

    Property and equipment are stated at cost and are summarized as follows:

         Laboratory equipment and fixtures       $    181,042
         Pilot plant equipment and fixtures            91,503
         Office furniture and fixtures                 36,990
                                                 _____________
                                                      309,535
         Less accumulated depreciation               (275,964)
                                                 _____________

                                                 $     33,571
                                                 =============

                              -34-

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
             Years ended December 31, 2006 and 2005

(5) Investment in Joint Venture
    ___________________________

    On March 18 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate"). Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company transferred to the Joint Venture its technology relating to the production of astaxanthin and assets related thereto. These assets continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Joint Venture. The value of the Company's initial investment in the Joint Venture has been recorded at an amount equal to Igene's historical book value. As the cost of the Company's technology and intellectual property has been previously expensed and has a carrying amount of zero, the investment in the Joint Venture was originally recorded with a book value of $316,869, which represents the unamortized production costs contributed to the Joint Venture. The Company also contributed $6,000 to the capital of the Joint Venture.

    Production utilizes Tate's fermentation capability together with the unique technology developed by Igene. Part of Tate's existing Selby, England, citric acid facility was modified to produce up to 1,500 tons per annum of this astaxanthin. Tate's investment of approximately $25 million includes certain of its facility assets previously used in citric acid production. Sales and cost of sales activity are now recorded as part of the earnings of the unconsolidated venture.

    As a result of the Joint Venture, the production, sales and marketing of astaxanthin now take place in the unconsolidated Joint Venture. From inception on March 18, 2003 through December 31, 2006, the Joint Venture's results of operations included the following: Gross profit from inception was a negative $15,165,979 on sales of $27,772,879, less manufacturing cost of $42,938,858.
    Selling and general and administrative expenses were $13,090,287, and interest expense was $3,588,534. The resulting loss was $31,844,800. Igene's 50% portion of the Joint Venture loss was $15,922,400.

    Because the Company accounts for its investment in the Joint Venture under the equity method of accounting, it would ordinarily recognize a loss representing its 50% equity interest in the loss of the Joint Venture or the amount that is guaranteed by the Company, if any. However, losses in the Joint Venture are recognized only to the extent of the investment in and advances to the Joint Venture. Losses in excess of this amount are suspended from recognition in the financial statements and are carried forward to offset Igene's share of the Joint Venture's future income, if any.

    On June 15, 2005, the Company executed a limited guarantee for one of the debt obligations of the Joint Venture. Under the terms of the limited guarantee, the Company will guarantee up to 4,200,000 British Pounds sterling (approximately $8,237,000 at February 28, 2007). The Company subsequently entered into an agreement with Tate & Lyle (the other 50% partner in the Joint Venture) where Tate & Lyle has agreed to arrange funds for the Joint Venture, without recourse to Igene Biotechnology, Inc., until the Joint Venture produces a regular monthly cash flow, as defined, for four consecutive months. The Joint Venture has not met the cash flow requirements. The Company has subsequently received a full release from the guarantee.

          IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
             Years ended December 31, 2006 and 2005

    At December 31, 2006, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of $322,869 and its net advances to the Joint Venture amounted to $1,169,112, for a total of $1,491,981. For the year ended December 31, 2005, Igene recognized $374,527 of its share of a $5,931,049 loss. For the year ended December 31, 2006, Igene recognized losses to the extent of the increase in advances of $109,147. The remainder of approximately 5 million, is suspended and will be carried forward to offset Igene's share of earnings from the Joint Venture, if any. The balance in the advances to and investment in Joint Venture account on the Company's financial statements is zero at December 31, 2006.

    The following schedules display certain account balances of the Joint Venture as of December 31, 2006 and for the period since March 18, 2003 (inception):


                                                                        December 31,
                                                                               2006
                                                                    ________________
                                                                         (Unaudited)
     ASSETS
     CURRENT ASSETS
        Cash                                                        $     2,612,000
        Accounts Receivable                                               2,524,000
        Inventories                                                      11,469,000
                                                                    ________________
                                                                         16,605,000

        Fixed Assets                                                     20,519,000
        Intellectual property                                            24,614,000
                                                                    ________________
        TOTAL ASSETS                                                $    61,738,000
                                                                    ================

     LIABILITIES AND EQUITY

     CURRENT LIABILITIES
     Accounts payable and accrued expenses                          $    30,123,000
     Working capital loan                                                11,752,000
                                                                    ________________
        TOTAL LIABILITIES                                                41,875,000
     Equity                                                              19,863,000
                                                                    ________________
        TOTAL LIABILITIES AND EQUITY                                $    61,738,000
                                                                    ================

                                                                        Period from
                                                              initial investment to
                                                                  December 31, 2006
                                                              _____________________
                                                                        (unaudited)
     Net Sales                                                $         27,772,879
     Less: manufacturing cost                                          (42,938,858)
                                                              _____________________
     Gross Profit (Loss)                                               (15,165,979)
     Less: selling, general and administrative                         (13,090,287)
                                                              _____________________
     Operating Loss                                                    (28,256,266)
     Interest Expense                                                   (3,588,534)
                                                              _____________________
     Net Loss                                                 $        (31,844,800)
                                                              =====================
     Igene's 50% equity interest in the net loss              $        (15,922,400)
     Igene's Investment in and Advances to the Joint Venture  $         (1,491,981)
                                                              _____________________
     Igene's suspended loss                                   $        (14,430,419)
                                                              =====================

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
             Years ended December 31, 2006 and 2005


     The following schedule displays certain account balances of the Joint Venture for the years ended December 31, 2006 and 2005. As shown, 50% of the activity is recorded as equity in loss of Joint Venture:

                                                        Year                   Year
                                                       Ended                  Ended
                                           December 31, 2006      December 31, 2005
                                           _________________      _________________
     Net Sales                             $     10,027,656       $     10,961,223
     Less: manufacturing cost                   (14,165,042)           (17,633,816)
                                           _________________      _________________
     Gross Profit (Loss)                         (4,137,386)            (6,672,593)
     Less: selling, general and admin            (3,874,710)            (3,947,577)
                                           _________________      _________________
     Operating Loss                              (8,012,096)           (10,620,170)
     Interest Expense                            (2,195,607)            (1,241,927)
                                           _________________      _________________
     Loss before tax                       $    (10,207,703)      $    (11,862,097)
                                           =================      =================
     50% equity interest Igene             $     (5,103,852)      $     (5,931,049)
                                           =================      =================
     Igene's additional Investment in
       and Advances to the Joint Venture   $       (109,147)      $       (374,527)
                                           _________________      _________________
     Igene's incremental suspended loss    $     (4,994,705)      $     (5,556,522)
                                           =================      =================

     As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now take place in the unconsolidated Joint Venture. For the years ended 2006 and 2005, Igene's portion of the Joint Venture loss was $5,103,852 and $5,931,049, respectively.

     On March 29, 2007 the Company was informed by their 50% partner in the Joint Venture, Tate and Lyle, that they determined to write down their portion of the investment in the Joint Venture. There has been no impairment charge reflected by the Joint Venture as of December 31, 2006. During the first quarter of 2007, the Joint Venture will make its annual impairment assessment and any necessary write-downs will be recorded at that time.

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

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
             Years ended December 31, 2006 and 2005

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

     In December 2001, Igene issued $1,000,000 of 6%, 3-year convertible debentures in connection with the purchase of ProBio, now known as Igene Norway AS. These convertible debentures are convertible into the Company's stock at a price of $.10 per share, 10,000,000 shares in total. Accrued interest on this note is due every six months. Of these $295,000 have been converted to common stock. These notes have been repaid in full as of February 23, 2007 (see note 17).

     Convertible debentures are summarized as follows as of December 31, 2006:


                                                                                  Accrued
                                                                Principal        Interest
                                                             ____________    ____________
     8%, 10-year, convertible debenture issued 7/17/02       $   300,000     $   106,718
     8%, 10-year, convertible debenture issued 2/22/02         1,000,000         384,877
     8%, 10-year, convertible debenture issued 3/1/01          1,014,212         473,137
     8%, 10-year, convertible debenture issued 3/27/01         1,500,000         654,180
     10%, 3-year, convertible debenture issued 11/30/01          705,000          46,570
                                                             ____________    ____________
                                                             $ 4,519,212     $ 1,665,482
     Less current maturities                                    (705,000)        (46,570)
                                                             ____________    ____________
                                                             $ 3,814,212     $ 1,618,912
                                                             ============    ============

(7)  Notes Payable
     _____________

     This long term debt, approximately $5,800,000 which was scheduled to become payable in March 2003, had been extended to be due March 2006. It has been extended a second time to be due March 2009. Management felt any attempts to satisfy the debt on it's original due date would have had materially adverse effects on the Company.

     As a part of the terms of the first extension of the debt, the exercise prices of the warrants and any conversion features were discounted by 25%, thus a $.10 warrant is now convertible at $.075 cents. As part of the terms of the second extension of the debt, the exercise prices of the warrants and any conversion features were discounted again by  25%,  thus a  $.075 warrant is now convertible at  $.056 cents.

     Beginning November 16, 1995 and continuing through May 8, 1997, Igene issued promissory notes to certain directors for aggregate consideration of $1,082,500. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of Igene at prices ranging from $0.05 per share to $0.135 per share, based on the market price of common shares at the respective issue dates. The notes were convertible in total into 13,174,478 shares of common stock. As a result of the extensions they are now convertible into 23,421,273 shares of common stock. Concurrently, with each of the $1,082,500 of promissory notes, the holders also received 13,174,478 warrants for an equivalent number of shares at the equivalent price per share. The warrants expire ten years from the date of issue of the notes. As a result of the extension of debt the warrant exercise prices were reduced by 25%. These notes were modified in conjunction with the 1998 rights offering to be due on March 31, 2003, and have been extended to March 31, 2009 as part of the extension. The notes bear interest at the prime rate.

              IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
             Years ended December 31, 2006 and 2005


     As part of the rights offering in March 1998, Igene issued $5,000,000 of its 8% Notes due March 31, 2003 and 50,000,000
     warrants to purchase one share of common stock at an exercise price of $0.10 per share expiring March 31, 2008. The maturity date of these notes had been extended to March 31, 2006, and the exercise price reduced to $.075 per share. The maturity date of these notes have again been extended to March 31, 2009, and the exercise price reduced to $.056 per share.

     Notes Payable are summarized as follows as of December 31, 2006:


                                                                                         Accrued
                                                                      Principal         Interest
                                                                   ____________     ____________
        Long-term unsecured notes payable, bearing interest
            at prime, scheduled to mature
            March 31, 2003, extended to March 31,
            2009, convertible into common stock                    $ 1,082,500      $   702,734
        Long-term unsecured notes payable, bearing interest
            at 8%, scheduled to mature
            March 31, 2003, extended to March 31, 2009               4,759,767        3,334,184
                                                                   ____________     ____________
                                                                   $ 5,842,267      $ 4,036,918
                                                                   ============     ============


    Combined aggregate amounts of maturities for all convertible debentures and notes payable are as follows:


                 Year                         Amount
                 ____                    ___________
                 2007                    $   705,000
                 2008                            ---
                 2009                      5,842,267
                 2010                            ---
                 2011                      2,514,212
                 2012                      1,300,000


(8)  Redeemable Preferred Stock
     __________________________

     Each share of redeemable preferred stock is entitled to vote on all matters requiring shareholder approval as one class together with holders of common stock. Each share of redeemable preferred stock is entitled to two votes and each share of common stock is entitled to one vote.

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

     Mandatory redemption of Series A preferred stock was to be made in October 2002. As Igene is operating at a negative cash flow and negative earnings, Maryland law does not allow for the redemption of these shares. As such they will remain outstanding and continue to accrue dividends until such time as Igene is able to undertake redemption, though there can be no assurance this will develop. Igene does not expect to be able to redeem the Series A preferred stock unless, after giving effect to such redemption (a) the Company would be able to pay its indebtedness in the usual course of business and (b) the Company's total assets would be greater than the sum of its total liabilities plus the amount that would be needed if the Company were to be

           IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
             Years ended December 31, 2006 and 2005


     dissolved as of the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock.
     Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of December 31, 2006, total dividends in arrears on Igene's preferred stock equal $130,045 (or $11.68 per share) on Igene's Series A and are included in the carrying value of the redeemable preferred stock.

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

     The   following  is  a  summary  of  options   granted   and
     outstanding under the plans as of December 31, 2006 and 2005:

                                             2006                            2005
                                 ___________________________     ___________________________

                                                    Weighted                        Weighted
                                                     Average                         Average
                                                    Exercise                        Exercise
                                      Number           Price          Number           Price
                                 ___________     ___________     ___________     ___________
    Options outstanding
    and exercisable,
    beginning of year             48,427,750     $      .061      46,927,750     $      .061
    Options granted                      ---             ---       1,500,000     $      .027

    Options exercised                312,000     $      .033             ---             ---
    Options forfeited,
    or withdrawn with
    consent of holders             1,600,000     $      .100             ---             ---
    Options expired                1,670,750     $      .050             ---             ---
                                 ___________     ___________     ___________     ___________
    Options outstanding
    and exercisable,
    end of year                   44,845,000     $      .059      48,427,750     $      .061
                                 ===========     ===========     ===========     ===========


            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
             Years ended December 31, 2006 and 2005


                       Options Outstanding

                                              Weighted Average
      Exercise Price         Shares     Remaining Life (Years)
      ______________    ___________     ______________________
               $.025     16,333,000                        5.6
               $.027      1,500,000                        8.9
               $.050      1,500,000                        2.8
               $.050      3,837,500                        3.0
               $.050      2,500,000                        4.9
               $.065         45,000                        4.0
               $.080      5,500,000                        4.8
               $.100     10,389,500                        7.5
               $.100      3,240,000                        1.3
                        ___________
               $.059     44,845,000
                        ===========


     Warrants
     ________

     The following table summarizes warrants issued, outstanding and exercisable:


                                As of December 31,
                          ______________________________
                                 2006               2005
                          ___________        ___________
      Issued              205,261,073        205,261,073
      Outstanding         205,261,073        205,261,073
      Exercisable         205,261,073        205,261,073


     Common Stock
     ____________

     At December 31, 2006, 205,261,073 shares of authorized but unissued common stock were reserved for issuance upon exercise of outstanding warrants, 44,845,000 shares of authorized but unissued common stock were reserved for exercise pursuant to the 1997 and 2001 Stock Option Plans, 22,268 shares of authorized but unissued common stock were reserved for issuance upon conversion of Igene's outstanding preferred stock, and 96,898,924 shares of authorized but unissued stock were reserved for issuance upon conversion of outstanding convertible notes.

     Preferred Stock
     _______________

     As of December 31, 2006, total dividends in arrears on Igene's preferred stock equal $130,045 (or $11.68 per share) on Igene's Series A preferred stock and are included in the carrying value of the Series A preferred stock.

(10) Net Loss Per Common Share
     _________________________

     Net loss per common share for 2006 and 2005 is based on 108,387,454 and 103,384,377 weighted average shares, respectively. For purposes of computing net loss per common share, the amount of net loss has been increased by dividends declared and cumulative undeclared dividends in arrears on preferred stock.

                              -41-

              IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
             Years ended December 31, 2006 and 2005


     Common stock equivalents, including: options, warrants, convertible debt, convertible preferred stock, and exercisable rights have not been included in the computation of earnings per share in 2006 and 2005 because to do so would have been anti-dilutive. However, these common stock equivalents could have potentially dilutive effects in the future.

(11) Commitments
     ___________

     Igene is obligated for office and laboratory facilities and other rentals under operating lease agreements, which expire in 2011. The base annual rentals are approximately $98,000, increasing to $106,000 by the end of the lease term, plus the Company's share of taxes, insurance and other costs. Annual rent expense relating to the leases for the years ended December 31, 2006 and 2005 approximated $118,600 and $113,400, respectively.

     Future minimum rental payments, in the aggregate and for each of the next five years are as follows:

                   Year            Amount
                   ____        __________
                   2007        $  98,000
                   2008          101,000
                   2009          103,000
                   2010          106,000
                   2011            9,000
                               __________

                   Total       $ 417,000
                               ==========

     Effective May 20, 2000, Igene signed an exclusive manufacturing agreement with Fermic, S.A. de C.V. ("Fermic"), of Mexico City, Mexico, for the production of AstaXin(R). The Fermic contract provides that the manufacturer has a limited exclusive right to produce AstaXin(R) and is paid a monthly fee in cash, which is based on manufacturing capacity, plus shares of Igene common stock based on production quantities. Fermic provides equipment and facilities necessary to manufacture and store the product and is responsible for purchasing raw materials. The Joint Venture is responsible for sales efforts and for ensuring the quality of the pigment. The Joint Venture also has a role in ensuring that the manufacturing process works effectively. The term of the contract has expired

     Based  on  production of AstaXin(R), Igene had  committed to issue to Fermic up to a maximum of 20,000,000 shares of Igene common stock during the six year period which expired May 20, 2006 in accordance with the manufacturing agreement. Based on quantities of AstaXin(R) produced, all shares have been earned and issued to Fermic. Since the inception of the agreement stock has been recorded as a manufacturing expense and also as an increase in common stock and additional paid in capital of $1,356,520. The expense is now recorded on the books of the Joint Venture with the related receivable from the Joint Venture on the books of
     Igene. This amount has been computed based on the fair value of the stock as of the period in which the shares were earned.

(12) Income Taxes
     ____________

     No income tax benefit or deferred tax asset is reflected in the financial statements. Deferred tax assets are recognized for future deductible temporary difference and tax loss carry forwards if their realization is "more likely than not".

     At  December  31,  2006  Igene has  federal  and  state  net
     operating loss carry-forwards of approximately   $22,400,000
     that  expire at various dates from 2006 through  2026.   The
     recorded  deferred  tax  asset,  representing  the  expected benefit  from  the future realization of the  net  operating
     losses, net of the valuation allowance,  was   $-0- for 2006
     and 2005.

                              -42-

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
             Years ended December 31, 2006 and 2005


     The sources of the deferred tax asset are approximately as follows:


     Net operating loss carry-forward benefit     $    8,850,000
     Valuation allowance                              (8,850,000)
                                                  _______________
     Deferred tax asset, net                      $          ---
                                                  ===============


(13) Uncertainty
     ___________

     Igene has incurred net losses in each year of its existence, aggregating approximately $43,100,000 from inception to December 31, 2006 and its liabilities exceeded its assets by approximately $16,400,000 at that date. These factors indicate that Igene will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

     Igene  believes  that should the Joint Venture  be  able  to
     efficiently   and   profitably  manufacture   product,   and
     eventually   gross  profits,  and  subsequently   profitable
     operation, can be achieved.

(14) Nature of Risks and Concentrations
     __________________________________

     Revenue of the Joint Venture during 2006 and 2005 were derived from sales of the product, AstaXin(R). The majority of the Joint Venture's 2006 and 2005 sales were to fish producers in the aquaculture industry in Chile.

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

(15) Retirement Plan
     _______________

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

     Effective February 1, 2004 Igene discontinued use of the Simple Retirement Plan and began use of a 401K savings/retirement plan, or 401(k) Plan. The 401(k) Plan permits our eligible employees to defer annual compensation, subject to limitations imposed by the Internal Revenue Code. All employees that have been employed for three months are eligible for the plan. The plan permits elective contributions by the Company's eligible employees based under the Internal Revenue Code, which are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. Effective January 1, 2004, Igene made an elective contribution, subject to limitations, of 4% of each eligible employee's compensation for each year. Igene's contributions to the plan for 2006 and 2005 were $25,996 and $23,052, respectively, which is expensed in the 2006 statement of operations.

                              -43-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
             Years ended December 31, 2006 and 2005


(16) Loss on Disposal
     ________________

     During the year ended December 31, 2005, Igene sold equipment and wrote-off a receivable from the prior sale of equipment. The resulting loss of $106,150 has been reflected as a loss on disposal on the accompanying 2005 statement of operations.

(17) Subsequent event
     ________________

     As previously stated in the Registrant's third quarter Form 10-QSB, on November 30, 2001, Igene entered Into Convertible Promissory Notes (the "Convertible Notes") with each of the following note holders for the following respective amounts
     (a) NorInnova AS (formerly Forskningsparken I Tromso AS) for $106,500; (b) Knut Gjernes for $7,500; (c) Magne Russ Simenson for $378,000; and (d) Nord Invest AS for $313,000. Each of the Convertible Notes had a maturity date of November 1, 2004. On November 18, 2005, each of the Convertible Note Holders provided Igene with written notice of default under each of the Convertible Notes.

     On November 29, 2006, the Convertible Note holders filed a complaint against the Company in the Circuit Court of Howard County, Maryland seeking payment of all outstanding amounts due under the Convertible Notes. On February 23, 2007, the Company, paid $762,638 to the Convertible Note holders as settlement of all claims related to the Convertible Notes. The complaint was dismissed with prejudice on March 6, 2007.

     In an attempt to settle the matter, the Note holders were offered the ability to extend the notes they held for a period of ten years at an interest rate of 5%. The conversion would be changed from the original debenture rate of $.10 (ten cents) per share to the current market rate of $.02 (two cents) per share. They rejected the offer.

     The funds to settle the litigation were provided by Igene's directors using the terms offered above to the debenture holders. On February 15, 2007, Igene issued and sold $762,000 in aggregate principal amount of 5% convertible debentures, 50% each to certain directors of Igene. These debentures are convertible into shares of Igene's common stock at $.02 per share based on the offer made to the original debenture holders as the market price of Igene's shares at the time the debentures were agreed to. These debentures, if not converted earlier, become due on February 15, 2007.
                              -44-

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


                          IGENE Biotechnology, Inc.

                          _______________________________________
                          (Registrant)


                      By  /S/ STEPHEN F. HIU
                          _______________________________________
                              STEPHEN F. HIU
                              President, Chief Technical Officer
                              and Treasurer

                      Date  March 30, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                          Date
_________                         _____                          ____
/S/ STEPHEN F. HIU                Director, President, Chief     March 30, 2007
__________________________        Technical Officer,
    STEPHEN F. HIU

/S/ EDWARD J. WEISBERGER          Chief Financial Officer        March 30, 2007
__________________________        (principal financial and
    EDWARD J. WEISBERGER           accounting officer)

/S/ THOMAS L. KEMPNER             Vice Chairman of Board         March 30, 2007
__________________________        of Directors
    THOMAS L. KEMPNER

/S/ MICHAEL G. KIMELMAN           Chairman of the Board          March 30, 2007
__________________________        of Directors
    MICHAEL G. KIMELMAN

/S/ SIDNEY R. KNAFEL              Director                       March 30, 2007
__________________________
    SIDNEY R. KNAFEL

/S/ PATRICK F. MONAHAN            Director, Vice President       March 30, 2007
__________________________        Secretary and
    PATRICK F. MONAHAN            Director of Manufacturing

