Form 10QSB
period 2007-03-31
IGENE BIOTECHNOLOGY INC
filed 2007-05-15
CIK 793160

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Yes   [ ]          No   [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

109,337,072 shares of common stock, par value $.01, as of May  1,
2007.
_________________________________________________________________

Transitional Small Business Disclosure Format (check one):

Yes   [ ]          No   [x]

                             FORM 10-QSB
                      IGENE Biotechnology, Inc.


                                INDEX



PART I    -     FINANCIAL INFORMATION

                                                                  Page

     Consolidated Balance Sheets ..............................       5

     Consolidated Statements of Operations ....................       6

     Consolidated Statements of Stockholders' Deficiency ......       7

     Consolidated Statements of Cash Flows ....................       8

     Notes to Consolidated Financial Statements ...............    9-15

     Management's Discussion and Analysis of Financial
     Conditions and Results of Operations .....................   16-20

     Controls and Procedures ..................................      20

PART II   -     OTHER INFORMATION .............................   21-22

SIGNATURES ....................................................      23

EXHIBIT INDEX .................................................      24

                                 -2-

                      IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

               OF THE SECURITIES EXCHANGE ACT OF 1934

                               PART I

                        FINANCIAL INFORMATION

                                 -4-

                                IGENE Biotechnology, Inc.  and Subsidiary
                                       Consolidated Balance Sheets


                                                                      March 31,     December 31,
                                                                          2007             2006
                                                                   ____________     ____________
                                                                    (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $     4,198      $    21,786
  Prepaid expenses and other current assets                              9,833           14,093
                                                                   ____________     ____________

     TOTAL CURRENT ASSETS                                               14,031           35,879

  Property and equipment, net                                           28,898           33,571
  Investment in and advances to unconsolidated joint venture               ---              ---
  Other assets                                                           5,125            5,125
                                                                   ____________     ____________
     TOTAL ASSETS                                                  $    48,054      $    74,575
                                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $   131,035      $   210,424
  Convertible debenture                                                    ---          705,000
  Accrued interest                                                         ---           46,570
                                                                   ____________     ____________

     TOTAL CURRENT LIABILITIES                                         131,035          961,994

LONG-TERM DEBT
  Notes payable                                                      5,842,267        5,842,267
  Convertible debentures                                             4,576,212        3,814,212
  Accrued interest                                                   5,822,201        5,655,830

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative,
  Convertible, voting, series A, $.01 par value per share. Stated value was $19.84 and $19.68, respectively.  Authorized 1,312,500
  shares, issued and outstanding 11,134                                220,899          219,117
                                                                   ____________     ____________

          TOTAL LIABILITIES                                         16,592,614       16,493,420
                                                                   ____________     ____________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $.01 par value per share. Authorized
  750,000,000 shares; issued and outstanding 109,337,072 shares.     1,093,371        1,093,371
  Additional paid-in capital                                        25,659,696       25,659,696
  Accumulated deficit                                              (43,297,627)     (43,171,912)
                                                                   ____________     ____________

     TOTAL STOCKHOLDERS' DEFICIENCY                                (16,544,560)     (16,418,845)
                                                                   ____________     ____________

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                $    48,054      $    74,575
                                                                   ============     ============







The accompanying notes are an integral part of the financial statements.

                           IGENE Biotechnology, Inc. and Subsidiary
                             Consolidated Statements of Operations
                                         (Unaudited)


                                                                Three months ended
                                                         _____________     _____________
                                                             March 31,         March 31,
                                                                 2007              2006
                                                         _____________     _____________

RECOUPMENT OF LOSS (EQUITY IN LOSS) OF JOINT VENTURE     $     58,956      $   (189,902)
                                                         _____________     _____________
OPERATING EXPENSES
__________________

  Marketing and selling                                         1,892            42,811
  Research, development and pilot plant                       252,114           208,649
  General and administrative                                  202,913           224,783
  Less operating expenses reimbursed by Joint Venture        (445,044)         (399,943)
                                                         _____________     _____________

     TOTAL OPERATING EXPENSES                                  11,875            76,300
                                                         _____________     _____________

     OPERATING PROFIT (LOSS)                                   47,081          (266,202)
                                                         _____________     _____________

OTHER INCOME                                                    6,382               ---

INTEREST EXPENSE                                             (179,178)         (206,399)
                                                         _____________     _____________

     NET LOSS                                            $   (125,715)     $   (472,601)
                                                         =============     =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE              $      (0.00)     $      (0.00)
                                                         =============     =============




The accompanying notes are an integral part of the financial statements.

                                    IGENE Biotechnology, Inc. and Subsidiary
                               Consolidated Statements of Stockholders' Deficiency
                                                  (Unaudited)


                                                                      Additional                      Total
                                             Common Stock              Paid-in      Accumulated   Stockholders'
                                            (shares/amount)            Capital        Deficit      Deficiency
                                       _____________ _____________  _____________  _____________  _____________
Balance at January 1, 2007              109,337,072  $  1,093,371   $ 25,659,696   $(43,171,912)  $(16,418,845)

Net loss for the three months ended
  March 31, 2007                               ---            ---            ---       (125,715)      (125,715)
                                       _____________ _____________  _____________  _____________  _____________

Balance at March 31, 2007               109,337,072  $  1,093,371   $ 25,659,696   $(43,297,627)  $(16,544,560)
                                       ============= =============  =============  =============  =============




The accompanying notes are an integral part of the financial statements.

                      IGENE Biotechnology, Inc. and Subsidiary
                        Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                                          Three months ended
                                                                    _____________________________
                                                                       March 31,       March 31,
                                                                           2007            2006
                                                                    _____________   _____________
Cash flows from operating activities
   Net loss                                                         $   (125,715)   $   (472,601)
   Adjustments to reconcile net loss to net cash provided
   (used) by operating activities:
        Depreciation                                                       4,673           4,673
        Increase in preferred stock for cumulative dividend
        classified as interest                                             1,781           2,961
        Manufacturing cost paid in shares of common stock                    ---          30,360
        (Recoupment of payment) Equity in loss of joint venture          (58,956)        189,902
        Decrease (increase) in:
           Accounts receivable                                               ---          10,312
           Prepaid expenses and other current assets                       4,260          12,083
        Increase (decrease) in
           Accounts payable and accrued expenses                          40,413         224,664
                                                                    _____________   _____________
           Net cash provided by (used in) operating activities          (133,544)          2,354
                                                                    _____________   _____________

Cash flows from investing activities
        Recoupment of payment (advances) to Joint Venture                 58,956        (189,902)
                                                                    _____________   _____________
        Net cash provided by (used in) investing activities               58,956        (189,902)
                                                                    _____________   _____________

Cash flows from financing activities
   Proceeds from issuance of convertible debentures                      762,000             ---
   Repayment of convertible debentures                                  (705,000)            ---
   Proceeds from exercise of warrants                                        ---             788
   Bank overdraft                                                            ---          61,715
   Proceeds from exercise of employee stock options                          ---           5,300
                                                                    _____________   _____________
        Net cash provided by financing activities                         57,000          67,803
                                                                    _____________   _____________

        Net decrease in cash and cash equivalents                        (17,588)       (119,745)

        Cash and cash equivalents at beginning of period                  21,786         119,745
                                                                    _____________   _____________
        Cash and cash equivalents at end of period                  $      4,198    $          0
                                                                    =============   =============

Supplementary disclosure and cash flow information
__________________________________________________

Cash paid for interest                                              $     57,637    $        ---
Cash paid for income taxes                                                   ---             ---

See Note (2) for non-cash investing and financing activities.


The accompanying notes are an integral part of the financial statements.

                               -8-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements

(1)  Unaudited consolidated financial statements

     The March 31, 2007 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of
     America. This quarterly report on Form 10-QSB should be read in conjunction with Igene's Annual Report on Form 10-KSB for the year ended December 31, 2006. The December 31, 2006 consolidated balance sheet is derived from the audited balance sheet included therein.

(2)  Nature of Operations

     IGENE Biotechnology, Inc. ("Igene") is engaged in the business of developing, marketing, and manufacturing specialty ingredients for human and animal nutrition. Igene was formed on October 27, 1981 to develop, produce and market value-added specialty biochemical products. Igene is a supplier of natural astaxanthin, an essential nutrient in different feed applications and a source of pigment for coloring farmed salmon species. Igene is also endeavoring to supply astaxanthin as a nutraceutical ingredient. Igene is focused on research and development of fermentation technology, nutrition and health in its marketing of products and applications worldwide.

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

(3)  Noncash investing and financing activities

     During  the three months ended March 31, 2007 and 2006,  the
     Company recorded in each quarter dividends in arrears on  8%
     redeemable preferred stock cumulating at $.16 per share aggregating to $1,781 and $2,961, respectively.

     During the three months ended March 31, 2006, Fermic, Igene's manufacturing agent, earned 545,571 shares of common stock as part of the manufacturing agreement. Fermic earned 2,250 shares of common stock for each kilogram pure Astaxanthin produced and delivered as part of the agreement. The average price was based on the market value of the shares at the time the product was produced. With the distribution in the first quarter of 2006, Fermic has earned the 20,000,000 shares in total under the contract.

     The  545,571 shares were earned at an average price of $.056
     per  share.   Through March 31, 2006, all 20,000,000  shares
     had been earned.



            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(4)  Amendment to Long - Term Liabilities

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

     On November 29, 2006, the Convertible Note holders filed a complaint against the Company in the Circuit Court of Howard County, Maryland seeking payment of all outstanding amounts due under the Convertible Notes, the "Notes Litigation". On February 23, 2007, the Company paid $762,638, representing the full amount due including interest, to the Convertible Note holders as settlement of all claims related to the Notes Litigation. The complaint was dismissed with prejudice on March 6, 2007.

     The funds to settle the Notes Litigation were provided by Igene's directors using the terms offered above to the debenture holders. On February 15, 2007, Igene issued and sold $762,000 in aggregate principal amount of 5% convertible debentures, 50% each to certain directors of Igene. These debentures are convertible into shares of Igene's common stock at $.02 per share. These debentures, if not converted earlier, become due on February 15, 2017.

(5)  Joint Venture

     On March 18, 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate"). Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell astaxanthin and derivative products throughout the world for all uses other than as a nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 in cash to the Joint Venture, while the Company transferred to the Joint Venture its technology relating to the production of astaxanthin and assets related thereto. These assets continue to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each have a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Joint Venture. The value of the Company's initial investment in the Joint Venture has been recorded at an amount equal to Igene's historical book value. As the cost of the Company's technology and intellectual property has been previously expensed and had a carrying amount of zero, the investment in the Joint Venture was originally recorded with a book value of $316,869, which represents the unamortized production costs contributed to the Joint Venture. The Company also contributed $6,000 to the capital of the Joint Venture.

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

     As a result of the Joint Venture, the production, sales and marketing of astaxanthin now take place in the unconsolidated Joint Venture. From inception on March 18, 2003 through March 31, 2007, the Joint Venture's results of operations included the following: Gross profit from inception was a negative $19,763,827 on sales of $31,353,167, less manufacturing cost of $51,116,994.
     Selling and general and administrative expenses were $14,302,539, and interest expense was $4,244,994. The resulting loss for such period was $38,311,360. Igene's 50% portion of the Joint Venture loss was $19,155,680 for such period.


            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

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

    On June 15, 2005, the Company executed a limited guarantee for one of the debt obligations of the Joint Venture owing to the Royal Bank of Scotland. Under the terms of the limited guarantee, the company agreed to guarantee up to 4,200,000 British pounds sterling. The Company subsequently entered into an agreement with Tate & Lyle (the other 50%
    partner in the Joint Venture) where by Tate & Lyle has agreed to arrange funds for the Joint Venture, without recourse to The Company, until the Joint Venture produces a regular monthly cash flow, as defined, for four consecutive months. As of May 1, 2007, the Joint Venture had not met the cash flow requirements. The Company has subsequently been released from the guarantee by the bank.

    At March 31, 2007, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of $322,869 and its net advances to the Joint Venture amounted to $1,110,156, for a total of $1,433,025. Through the year ended December 31, 2006, Igene recognized $1,491,981 of its share of a $15,922,400 loss. The remainder of $14,430,419, was suspended and will be carried forward to offset Igene's share of earnings from the Joint Venture, if any. During the quarter ended March 31, 2007 the balance of funds due to Igene from the Joint Venture was reduced through repayments to Igene. This net repayment totaled $58,956, and is treated as a recoupment of prior loss. In addition the JV incurred an additional loss of $6,466,560, Igene's 50% share of this was $3,233,280, the combination increased the suspended loss by $3,292,236, during the quarter ended March 31, 2007. This brought the March 31, 2007 suspended loss to $17,722,655. The balance in the advances to and investment in Joint Venture account on the Company's financial statements is zero at March 31, 2007.

    On March 29, 2007 the Company was informed by their 50% partner in the Joint Venture, Tate and Lyle, that they determined to write down their portion of the investment in the Joint Venture. There has been no impairment charge reflected by the Joint Venture in the enclosed financial statements as they have not completed their annual impairment assessment as of March 31, 2007.

    The following schedules display certain account balances of the Joint Venture as of March 31, 2007 and the period since initial investment at March 18, 2003 (inception):




                             IGENE Biotechnology, Inc. and Subsidiary
                            Notes to Consolidated Financial Statements
                                           (continued)

                                                                                       March 31,
                                                                                           2007
                                                                                   _____________
                                                                                    (unaudited)
     ASSETS
     CURRENT ASSETS
        Cash and cash equivalents                                                  $  1,042,000
        Accounts Receivable                                                           4,229,000
        Inventories                                                                  10,491,000
                                                                                   _____________
                                                                                     15,762,000
     OTHER ASSETS
        Property, plant and equipment, net                                           20,053,000
        Intangibles                                                                  24,614,000
                                                                                   _____________
             TOTAL ASSETS                                                          $ 60,429,000
                                                                                   =============

     LIABILITIES AND EQUITY
     CURRENT LIABILITIES
        Accounts payable and accrued expenses                                      $ 35,211,000
        Working capital loan                                                         11,812,000
                                                                                   _____________

             TOTAL CURRENT LIABILITIES                                               47,023,000
        Equity                                                                       13,406,000
                                                                                   _____________

             TOTAL LIABILITIES AND EQUITY                                          $ 60,429,000
                                                                                   =============

                                                                            Period from March 18, 2003
                                                                             (initial investment) to
                                                                                  March 31, 2007
                                                                            __________________________
                                                                                    (unaudited)
        Net Sales                                                                  $ 31,353,167
        Less: manufacturing cost                                                    (51,116,994)
                                                                                   _____________
        Gross Profit (Loss)                                                         (19,763,827)
        Less: selling, general and administrative                                   (14,302,539)
                                                                                   _____________
        Operating Loss                                                              (34,066,366)
        Interest Expense                                                             (4,244,994)
                                                                                   _____________
        Net Loss                                                                   $(38,311,360)
                                                                                   =============
        Igene's 50% equity interest in the net loss                                $(19,155,680)
        Igene's Investment in and Advances to the Joint Venture                      (1,433,025)
        Igene's suspended loss                                                     $(17,722,655)
                                                                                   =============

                                                                        Quarter ended        Quarter ended
                                                                        March 31, 2007       March 31, 2006
                                                                       ________________     ________________
                                                                         (unaudited)          (unaudited)
         Net Sales                                                     $     3,580,288      $     3,190,139
         Less: manufacturing cost                                           (8,178,136)          (3,348,894)
                                                                       ________________     ________________
         Gross Profit (Loss)                                                (4,597,848)            (158,755)
         Less: selling, general and administrative                          (1,212,252)          (1,104,719)
                                                                       ________________     ________________
         Operating Loss                                                     (5,810,100)          (1,263,474)
         Interest Expense                                                     (656,460)            (700,900)
                                                                       ________________     ________________
         Net Loss before taxes                                              (6,466,560)          (1,964,374)
                                                                       ================     ================

         Tax Expense                                                               ---           (1,205,900)
         Net Loss before taxes                                         $    (6,466,560)     $    (3,170,274)
                                                                       ================     ================
         Igene's 50% equity interest in the net loss                   $    (3,233,280)     $    (1,585,137)
         Igene's additional Recoupment from
          (Investment in and Advances to) the Joint Venture                     58,956             (189,902)
                                                                       ________________     ________________
         Igene's incremental suspended loss                            $    (3,292,236)     $    (1,395,235)
                                                                       ================     ================

                              -12-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(6)  Stockholders' Deficiency

     As  of  March  31,  2007, 22,268 shares  of  authorized  but
     unissued   common  stock  were  reserved  for   issue   upon
     conversion of the Company's outstanding preferred stock.

     As of March 31, 2007, 72,232,334 shares of authorized but unissued common stock were reserved for distribution and exercise pursuant to the Company's Employee Stock Option
     Plans.

     As of March 31, 2007, 23,421,273 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes held by directors of the Company in the aggregate amount of 1,082,500.

     As of March 31, 2007, 66,427,651 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes held by directors of the Company.

     As of March 31, 2007 38,250,000 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes issued as part of the settlement of the ProBio notes.

     As of March 31, 2007, 205,261,073 shares of authorized but unissued common stock were reserved for the exercise of outstanding warrants.

 (7) Basic and diluted net loss per common share

     Basic and diluted net loss per common share for the three-month periods ended March 31, 2007 and 2006 are based on 109,337,072 and 107,561,565, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive. As of March 31, 2007 and 2006, potentially dilutive shares totaled 487,564,337 and 462,779,784, respectively.

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

(9)  Uncertainty

     Igene has incurred net losses in each year of its existence, aggregating approximately $43,300,000 from inception to March 31, 2007 and as of March 31, 2007, Igene's liabilities exceeded its assets by approximately $16,500,000. These factors indicate that Igene may not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

     The continuing marketing of Igene's product, AstaXin(R), permitted Igene to attract additional capital through its venture with Tate & Lyle. Igene began manufacturing and selling AstaXin(R) during 1998. Igene will aid the Joint Venture with the manufacturing process, but will focus on research and sales, attempting to increase sales and manufacturing levels. Igene believes this technology to be highly marketable. Igene hopes to continue increasing sales of AstaXin(R), eventually achieving gross profits and, subsequently, profitable operations, although the achievement of these cannot be assured.




                              -13-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

(10) Recent Accounting Pronouncements

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections"("SFAS 154"), which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 requires retrospective application to prior periods' financial statement of a voluntary change in accounting principal unless it is not practical. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company adopted this pronouncement in the first quarter of 2007. There was no impact on results of operations, cash flows or financial position.

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

     In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN No. 48 provides a comprehensive model for the recognition, measurement and disclosure in the financial statements of uncertain tax positions taken or expected to be taken on a tax return. The Company adopted FIN No. 48 effective January 1, 2007. The interpretation had no impact on financial position, results of operations, earnings per share, or cash flows.

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

          IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)


     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This Standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective beginning on January 1, 2008. We are currently evaluating the impact this new Standard could have on our financial position and results of operations.

           IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

CAUTIONARY STATEMENTS FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

EXCEPT FOR HISTORICAL FACTS, ALL MATTERS DISCUSSED IN THIS REPORT, WHICH ARE FORWARD LOOKING, INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. CERTAIN STATEMENTS IN THIS REPORT SET FORTH MANAGEMENT'S INTENTIONS, PLANS, BELIEFS, EXPECTATIONS OR PREDICTIONS OF THE FUTURE BASED ON CURRENT FACTS AND ANALYSES. WHEN WE USE THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "ESTIMATE," "INTEND" OR SIMILAR EXPRESSIONS, WE INTEND TO IDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENT, DUE TO A VARIETY OF FACTORS, RISKS AND UNCERTAINTIES. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, COMPETITIVE PRESSURES FROM OTHER COMPANIES WITHIN THE BIOTECH AGRICULTURE AND AQUACULTURE INDUSTRIES, ECONOMIC CONDITIONS IN THE COMPANY'S PRIMARY MARKETS, EXCHANGE RATE FLUCTUATIONS, REDUCED PRODUCT DEMAND, INCREASED COMPETITION, INABILITY TO PRODUCE REQUIRED CAPACITY, UNAVAILABILITY OF FINANCING, GOVERNMENT ACTION, WEATHER CONDITIONS AND OTHER UNCERTAINTIES, INCLUDING THOSE DETAILED IN "RISK FACTORS" THAT ARE INCLUDED FROM TIME-TO-TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

Critical Accounting Policies
____________________________

     The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make judgments, assumptions and estimates that affect the amounts reported in such financial statements and accompanying notes. Actual results could differ materially from those estimates. The following are critical accounting policies important to our financial condition and results presented in the financial statements and require management to make judgments and estimates that are inherently uncertain:

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

     The investment in the Joint Venture is accounted for under the equity method whereby the Company's 50% ownership percentage in the Joint Venture's equity is reflected as an asset and the changes in the Joint Venture's equity as a result of its operations is reflected in the Company's consolidated statement of operations subject to certain limitations. Igene's share of losses in the Joint Venture are recognized only to the extent of Igene's consideration paid for its initial investment in the Joint Venture and any net advances Igene has made to the Joint Venture. Losses in excess of this amount are suspended from recognition in the financial statements and carried forward to offset Igene's share of the Joint Venture future income, if any. Income in the future, if any, will only be recognized once all previously deferred losses have been exhausted and advances repaid. The Company evaluates its investment in the Joint Venture for impairment, as it does for all other assets. The accounting policies followed by the Joint Venture are in conformity with accounting principals generally accepted in the United States of America.

     On June 15th 2005, the Company executed a limited guarantee for one of the debt obligations of the Joint Venture. Under the terms of the limited guarantee, the Company guaranteed repayment by the Joint Venture to the Royal Bank of Scotland of 4,200,000 British pounds sterling. The Company subsequently entered into an agreement with Tate & Lyle (the other 50% partner in the Joint Venture) where Tate & Lyle has agreed to arrange funds for the Joint Venture, without recourse to the Company until the Joint Venture produces a regular monthly cash flow, as defined, for four consecutive months. As of May 1, 2007, the Joint Venture had not met the cash flow requirements. The Company has subsequently been released from the guarantee by the bank.

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

Cost of sales and gross profit

     As with Sales Revenue, future Cost of Sales and Gross Profit is recognized through the Joint Venture. As a result, Igene reported no gross profit on sales of AstaXin(R) since the inception of the Joint Venture. The Company attributes poor or negative gross profit to a combination of pricing pressure in the market and inefficiencies in production. Management expects that sales and gross profits may continue to be limited by production inefficiency resulting from process research and development. Management expects the level of gross profit to improve in the future as production efficiency is realized from the Joint Venture offsetting pricing competition, but can provide no assurances of future increased production or future profits.

     Additionally no cost of sales were recorded as they are also recorded as part of the Joint Venture activity.

Marketing and selling expenses

     For the quarters ended March 31, 2007 and 2006, Igene recorded marketing and selling expense in the amount of $1,892 and $42,811, respectively, a decrease of $40,919 or 96%. Over the past year, the majority of the marketing and selling expenses are being incurred directly by the Joint Venture rather than being incurred by Igene and then reimbursed by the Joint Venture. It is expected that this level of marketing and selling expense will be constant as the Joint Venture assumes the marketing and sales function, based on the current level of salable product currently available. As a result of the Joint Venture, Igene is expecting an increase in salable product with a corresponding increase in sales costs incurred at the Joint Venture. These expenses have been reimbursed to Igene by the Joint Venture. However no assurances can be made with regard to increased production from the Joint Venture or the likelihood of future reimbursements.

Research, development and pilot plant expenses

     For the quarters ended March 31, 2007 and 2006, Igene recorded research and development costs in the amount of $252,114 and $208,649, respectively, an increase of $43,465 or 21%. It is expected these costs will remain at current increased levels in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, developing higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology. These costs are currently funded through reimbursement from the Joint Venture. Igene is hoping this will lead to an increase in salable product at a reduced cost to the Joint Venture. However no assurances can be made in that regard or with respect to future reimbursements from the Joint Venture.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Operating expenses

     General and administrative expenses for the quarter ended March 31, 2007 and 2006 were $202,913 and $224,783 respectively, a decrease of $21,870 or 10%. These costs are expected to remain constant, at the current level. Igene works to keep overhead costs at a reduced level and spend funds on research and development efforts. A portion of this cost is funded by reimbursement through the Joint Venture and the remainder will need to be funded through profitable operations or through contributions from directors; though neither of these can be assured.

Expenses reimbursement by Joint Venture

     As part of the Joint Venture agreement, costs incurred by Igene related to production, research and development, as well as those costs related to the marketing of AstaXin(R), are considered costs of the Joint Venture and therefore are reimbursed by the Joint Venture. For the quarter ended March 31, 2007, costs reimbursed by the Joint Venture totaled $445,044. The costs covered $1,892 of marketing costs, $252,114 of research and development costs and $191,038 of general and administrative costs. For the quarter ended March 31, 2006, costs reimbursed by the Joint Venture totaled $399,943. The costs covered $42,811 of marketing costs, $208,649 of research and development costs and $148,483 of general and administrative costs. Igene can provide no assurance of future reimbursements.

Interest expense

     Interest expense for the quarters ended March 31, 2007 and 2006, was $179,178 and $206,399, respectively, a decrease of $27,221 or 13%. The interest expense was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debenture in both periods.

Equity in earnings of unconsolidated Joint Venture

     As a result of the Joint Venture, the production, sales and marketing of astaxanthin now take place in the unconsolidated Joint Venture. From inception on March 18, 2003 through March 31, 2007, the Joint Venture's results of operations included the following: Gross profit from inception was a negative $19,763,827 on sales of $31,353,167, less manufacturing cost of $51,116,994. Selling and general and administrative expenses were $14,302,539, and interest expense was $4,244,994. The resulting loss was $38,311,360. Igene's 50% portion of the Joint Venture loss was $19,155,680.

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

     On June 15, 2005, the Company executed a limited guarantee for one of the debt obligations of the Joint Venture owed to the Royal Bank of Scotland. Under the terms of the limited guarantee, the Company agreed to guarantee up to 4,200,000 British pounds sterling. The Company subsequently entered into an agreement with Tate & Lyle (the other 50% partner in the Joint Venture) where Tate & Lyle has agreed to arrange funds for the Joint Venture, without recourse to Igene Biotechnology, Inc., until the Joint Venture produces a regular monthly cash flow, as defined, for four consecutive months. As of May 1, 2007, the Joint Venture had not met the cash flow requirements. The Company has subsequently been released from the guarantee by the bank.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

     At  March  31, 2007, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of $322,869 and its net advances to the Joint Venture amounted to $1,110,156, for a total of $1,433,025. Through the year ended December 31, 2006, Igene recognized $1,491,981 of its share of a $15,922,400 loss. The remainder of $14,430,419, was suspended and will be carried forward to offset Igene's share of earnings from the Joint Venture, if any. During the quarter ended March 31, 2007 the balance of funds due to Igene from the Joint Venture was reduce through repayments to Igene. This net repayment totaled $58,956. This amount is treated as a recoupment of prior loss and added back to the $14,430,419 suspended loss. In addition the JV incurred an additional loss of $6,466,560, Igene's 50% share of this was $3,233,280, the combination increased the suspended loss by $3,292,236, during the quarter ended March 31, 2007. This brought the March 31, 2007 suspended loss to $17,722,655. The balance in the advances to and investment in Joint Venture account on the Company's financial statements is zero at March 31, 2007.


Net loss and basic and diluted net loss per common share

     As a result of the foregoing, the Company reported net losses of $125,715 and $472,601, respectively, for the quarters ended March 31, 2007 and 2006, a decrease in the loss of $346,886 or 73%. This represents a loss of $0.00 per basic and diluted common share in each of the quarters ended March 31, 2007 and 2006. The weighted average number of shares of common stock outstanding of 109,337,072 and 107,561,566 for the quarters ended March 31, 2007 and 2006, respectively, has increased by 1,775,506 shares. The increase in outstanding shares resulted from primarily from the weighted average adjustment of the issuance 545,569 shares to Igene's manufacturer under the manufacturing agreement with Fermic, and 1,000,000 shares of common stock were issued to the Company's new Vice President of Manufacturing as part of his agreement in accepting the position.

Financial Position

     During  the  quarters  ended March 31,  2007  and  2006,  in addition  to  the  matters  previously discussed,  the  following
actions   also   materially  affected  the  Company's   financial
position:

   o Increases in accounts payable and accrued expense for the quarter ended March 31, 2007 of $40,413 was a source of cash, in addition to a net decrease in prepaid expense of $4,260;

   o  The   carrying  value  of  redeemable preferred  stock  was
      increased and interest expense recorded in the amounts of $1,781 in 2007, reflecting cumulative unpaid dividends on redeemable preferred stock.

   o Net proceeds of borrowing provided $57,000 in net cash provided by financing activities. These funds were used to pay outstanding interest in the settlement of the Notes Litigation referenced in Section 4, entitled "Amendment to Long-Term Liabilities."

      In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of March 31, 2007, total dividends in arrears on Igene's preferred stock total $131,827 ($11.84 per share) and are included in the carrying value of the redeemable preferred stock.

Liquidity and Capital Resources

     Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of March 31, 2007, Igene had negative working capital of $117,004, and cash and cash equivalents of $4,198. Currently Igene is also funded by research and development and selling, general and administrative expense reimbursements from the Joint Venture.

     Cash used by operating activities during the three-month period ended March 31, 2007 equaled $133,544 versus cash provided by operating activities of $2,354 for the three-month period ended March 31, 2006.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

     Cash provided by investing activities during the three-month period ended March 31, 2007 equaled $58,956 versus cash used by investing activities of $189,902 for the three-month period ended
March 31, 2006.

     Cash provided by financing activities was $57,000 during the first quarter of 2007, in settlement of the convertible debentures and used in payment of interest on those notes. Cash provided by financing activities was $67,803 during the first quarter of 2006, this was due primarily to employee stock options exercised and bank overdraft.

     Over the next twelve months, Igene believes it will need additional working capital. Igene hopes to achieve profits from sales of AstaXin(R) through the Joint Venture. However, there can be no assurance that projected profits, if any, from sales, or additional funding from the Joint Venture will be sufficient for Igene to fund its continued operations.

     The  Company   does  not  believe  that  inflation   had   a
significant impact on its operations during the three-month periods ended March 31, 2007 and 2006.


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

            IGENE Biotechnology, Inc. and Subsidiary
                             PART II
                        OTHER INFORMATION

Item 1.   Notes Litigation

     On November 29, 2006, the Convertible Note holders filed a complaint against the Company in the Circuit Court of Howard County, Maryland seeking payment of all outstanding amounts due under the Convertible Notes, the "Notes Litigation". On February 23, 2007, the Company paid $762,638, including interest, the full amount due, to the Convertible Note holders as settlement of all claims related to the Notes Litigation. The complaint was dismissed with prejudice on March 6, 2007.

     The funds to settle the Notes Litigation were provided by Igene's directors using the terms offered above to the debenture holders. On February 15, 2007, Igene issued and sold $762,000 in aggregate principal amount of 5% convertible debentures, 50% each to certain directors of Igene. These debentures are convertible into shares of Igene's common stock at $.02 per share. These debentures, if not converted earlier, become due on February 15, 2017.

Item 2.   Unregistered  Sales  of  Equity  Securities  and Use of
          Proceeds.

Convertible Debentures to Settle Litigation

     The funds to settle the Notes Litigation were provided by Igene's directors using the terms offered above to the debenture holders. On February 15, 2007, Igene issued and sold $762,000 in aggregate principal amount of 5% convertible debentures, 50% each to certain directors of Igene. These debentures are convertible into shares of Igene's common stock at $.02 per share. These debentures, if not converted earlier, become due on February 15, 2017. For more information, see Notes Litigation referenced in
Section 4, entitled "Amendment to Long - Term Liabilities."

Limitation on Payment of Dividends

     Dividends on Common Stock are currently prohibited because of the preferential rights of holders of Preferred Stock. The
Company has paid no cash dividends on its Common Stock in the past and does not intend to declare or pay any dividends on its Common stock in the foreseeable future.

Item 3.  Defaults Upon Senior Securities.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of March 31, 2007, total dividends in arrears on the Company's preferred stock total $131,827 ($11.84 per share) and are included in the carrying value of the redeemable preferred stock.

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

            IGENE Biotechnology, Inc. and Subsidiary
                             PART II
                        OTHER INFORMATION
                           (continued)

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



                              IGENE BIOTECHNOLOGY, INC.
                              ___________________________________
                              (Registrant)




     Date May 14, 2007    By  /S/ STEPHEN F. HIU
          ____________        ___________________________________
                                  STEPHEN F. HIU
                                  President




     Date May 14, 2007    By  /S/ EDWARD J. WEISBERGER
                              ___________________________________
                                  EDWARD J. WEISBERGER
                                  Chief Financial Officer

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

     Exhibit 31(a) - Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

     Exhibit 31(b) - Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

     Exhibit 32(a) - Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350.

     Exhibit 32(b) - Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350.