Form 10KSB/A
period 2006-12-31
IGENE BIOTECHNOLOGY INC
filed 2007-12-21
CIK 793160

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


 For the transition period from ___________ to ____________


                Commission file number 0-15888


                   IGENE Biotechnology, Inc.
         ______________________________________________
         (Name of Small Business Issuer in Its Charter)

             Maryland                       52-1230461
  _______________________________   __________________________
  (State of other jurisdiction of   (IRS Employer
   incorporation or organization)    Identification No.)

       9110 Red Branch Road, Columbia, Maryland   21045
      ___________________________________________________
      (Address of principal executive offices) (Zip Code)


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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,969,867 as of December 11, 2007
                          __________________________________
(Note: The officers and directors of the issuer are considered affiliates for purposes of this calculation.)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 11, 2007 there were 109,437,072 shares of
         ________________________________________________________
the issuer's common stock outstanding.
_____________________________________

Explanatory Note:

The purpose of this Form 10KSB/A is to amend the Annual Report on Form 10-KSB (the "Form 10-KSB") of Igene Biotechnology, Inc. (the "Company" or "Registrant" ) for its fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 29, 2007. The Company historically when valuing the shares underlying the warrants of the Company, has applied a discount to the value of the shares based on the illiquidity of the shares, applying such things as blockage discounts to the value of the shares. Based on the application of illiquidity discounts the Company felt it was an immaterial adjustment to record a valuation to the shares underlying the warrants. The Company has determined to value the shares underlying the warrants from time to time in connection with the Company's issuance of promissory notes and convertible debentures using a Black Scholes model and ignoring any discounts for illiquidity of shares or blockage discounts.

The Company has historically reported the warrants issued in connection with the Notes as having zero value and has not recognized any discount on the Notes but rather recorded the full face value of the Notes as Long Term Debt in its consolidated financial statements. Using the Black Scholes model of valuation, the warrants would be valued with a corresponding amount of original issue discount on the Notes. The amortization of this discount over the term of the Notes has required the Registrant to revise its Consolidated Financial Statements and the accompanying notes thereto in order to, among other things, reflect an increase in Additional Paid in Capital, a decrease in Long Term Debt, an increase in Accumulated Deficit, an increase in Interest Expense and an increase in Net Loss and Net Loss per Common Share, for fiscal years 2005 and 2006, as shown in the Registrant's Consolidated Financial Statements and accompanying notes included in this amended form 10-KSB. These revisions will also require amendment of the Company's previously filed Form 10-QSB for the Quarter ended March 31, 2007.

For the convenience of the reader, this Form 10-KSB/A sets forth the Form 10-KSB originally filed with the SEC on March 29, 2007 (the "Form 10-KSB") in its entirety. However, this Form 10-KSB/A only amends certain limited statements in Items 1 and 6 of the Form 10-KSB, and amends and restates the Registrant's 2006 and 2005 Consolidated Financial Statements previously filed with the Form 10-KSB, in each case, solely as a result of, and to reflect the changes described above relating to the valuation of the warrants and the resulting original issue discount, and no other information in the Form 10-KSB is amended hereby.

Except for the foregoing amended information and except for information provided on the cover page hereto, this Form 10-KSB/A continues to speak as of the original filing date of the Form 10-KSB, and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Form 10-KSB or other disclosures necessary to reflect subsequent events are addressed, or will be addressed, in subsequent filings with the SEC.

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

                                 -7-

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


                Calendar Quarter                   High           Low
                ________________                  ______         ______
     2006:      First Quarter                     $.1200         $.0400
                Second Quarter                    $.1200         $.0360
                Third Quarter                     $.0600         $.0250
                Fourth Quarter                    $.0420         $.0090

     2005:      First Quarter                     $.1170         $.0650
                Second Quarter                    $.1000         $.0300
                Third Quarter                     $.0500         $.0350
                Fourth Quarter                    $.0600         $.0150


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

8% Notes

     Pursuant to the terms of an Indenture dated as of March 31, 1998, as amended (the "Indenture") between the Registrant and American Stock Transfer & Trust Company, as Trustee (the "Trustee"), the Company issued and sold $5,000,000 of its 8% notes (the "8% Notes"). Concurrently with the issuance of the Securities, the Company issued, pursuant to a Warrant Agreement by and between Registrant and American Stock Transfer & Trust Company (the "Warrant Agent") dated as of March 31, 1998, as amended (the "Warrant Agreement"), 50,000,000 warrants to purchase shares of the Registrants common stock for $.10 per share. The warrant purchase price under the Warrant Agreement was reduced to $.075 per share, and the maturity date of the Securities extended to March 31, 2006, by an amendment dated March 18, 2003 and approved by the requisite number of holders of the Securities.
                                 -8-

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

Interest expense (net of interest income)

     Interest expense for 2006 and 2005 was $2,029,928 and $1,479,941 respectively, an increase of $549,987 or 37%. This interest expense (net of interest income) was composed of interest on Igene's long term financing from its directors and other stockholders and interest on Igene's subordinated and convertible debentures, as well as amortization of discount on Igene's notes and debentures of $1,276,137 for 2006 and $622,928 for 2005. The amount recorded in 2006 was reduced by interest income of $77,982 received from the Joint Venture based on the outstanding balance due to Igene.

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

Net loss and basic and diluted net loss per common share

     As a result of the foregoing results of operations, Igene reported net losses of $2,431,910 and $2,037,707 for 2006 and 2005, respectively, an increased loss of $394,203 or 19%, a loss of $.02 per basic and diluted common share in both 2006 and 2005. The weighted average number of shares of common stock outstanding was 108,387,454 and 103,384,377 for 2006 and 2005, respectively, an increase of 5,003,077 shares. The increase in outstanding shares resulted from primarily the weighted average adjustment of the issuance of 545,569 shares to Igene's manufacturer under the manufacturing agreement with Fermic, and the issuance of 1,000,000 shares of common stock to the Joint Venture's new Vice President of Manufacturing as part of his employment agreement in accepting the position, as well as the weighted average effect of the 2,453,208 shares issued at the end of 2005. As of December 31, 2006 and 2005, potentially dilutive shares totaled 374,414,599 and 380,841,782, respectively.

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


Subsequent Event

     On October 31, 2007, Igene Biotechnology, Inc. (the "Company") and Tate & Lyle Fermentation Products Ltd. ("T&L") entered into a Separation Agreement (the "Agreement") pursuant to which the Joint Venture Agreement dated March 19, 2003, as amended, between the parties (the "Joint Venture") was terminated. As part of the Agreement, the Company sold to T&L its 50% interest in the joint venture and the joint venture sold to the Company its intellectual property, inventory and certain assets and lab equipment utilized by the Joint Venture. The purchase price paid by T&L to the Company for its 50% interest was 50% of the Joint Venture's net working capital. The purchase price paid by the Company for the inventory was an amount equal to 50% of the joint venture's net working capital, the assumption of various liabilities and the current market price of the inventory, less specified amounts. The purchase price paid by the Company for the intellectual property was $1.00. The purchase price paid by the Company for the assets and lab equipment was $1,000,000. In addition, the Company agreed to pay to T&L an amount equal to 5% of the Company's gross revenues from the sale of astaxanthin up to a maximum of $5,000,000. T&L agreed for a period of five years not to engage in the astaxanthin business. As a result of the above transaction Igene will now record all sales activity that had subsequently been recorded by the JV and will no longer be receiving any marketing reimbursement.

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

     The Registrant had appointed Berenson LLP as its registered public accountants effective as of February 14, 2005. The selection of Berenson was approved by the Audit Committee of the Board of Directors of the Registrant on February 8, 2005. The Registrant has subsequently appointed J.H Cohn LLP as its registered public accountants effective as of May 3, 2007.


ITEM 8A.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Our management has evaluated, with the participation of our Chief Executive Officer and our principal financial and accounting officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal year covered by this Annual Report on Form 10-KSB/A. Based upon the evaluation, the Chief Executive Officer and the principal financial and accounting officer have concluded that as of the end of such fiscal year, our current disclosure controls and procedures were not effective, because of material weaknesses in the internal control over financial reporting described below. We have taken, and are continuing to take, steps to address these weaknesses as described below. With the exception of such weaknesses, however, the Chief Executive Officer and principal financial and accounting officer believe that our current disclosure controls and procedures are adequate to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

     Material Weaknesses and Changes in Internal Controls. During the review of our financial statements for the three and six-month periods ended June 30, 2007, our current independent registered public accounting firm identified as a material weaknesses our procedure regarding our internal controls over the non-routine recording of warrants issued in connection with certain of our debt obligations. The procedure of valuation is one that the Company has always followed and has been reported in the Company's previous audited and unaudited financial statements. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Since this was identified as a material weakness by our current independent registered public accounting firm in connection with its review of the financial statements in the June 30, 2007, Form 10-QSB, the transactions subject to these issues are correctly accounted for and disclosed by us in the financial statements included in this Form 10-KSB/A. However, on a going forward basis, management will continue to evaluate our internal controls over the non-routine recording of warrants issued in connection with certain of our debt obligations in order to prevent the recurrence of the circumstance that resulted in the material weakness identified in connection with the review of the financial statements in this Form 10-KSB/A.

     There have been no changes in the company's internal control over financial reporting, except for those described above, during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                            Summary Compensation Table

                                                           All Other
Name and                                    Option         Compensation
Principal Position   Year    Salary($)(1)   Awards($)(2)   ($)(3)         Total($)
__________________  ______  _____________  _____________  _____________  _____________
Stephen Hiu          2006    $  142,580     $        0     $    6,575     $  149,155
President

Patrick Monahan      2006    $  129,965     $        0     $    5,838     $  135,803
Vice-President,
Secretary and
Director of
Manufacturing

Edward Weisberger    2006    $  125,817     $        0     $    5,750     $  131,567
Chief Financial
Officer


(1)  Salaries   of   the  named  executive  officers  listed   on
     compensation received.

(2)  Represents  the  disclosed  fair value of options determined
     SFAS 123 for all options granted using assumptions set forth in the footnotes to the consolidated financial statements.

(3) Includes annual taxable compensation for health insurance premium and employer match of 401K.

Outstanding Equity Awards at Fiscal Year-End

     Outstanding Equity Award. The following table sets forth information concerning the outstanding equity awards of each of the named executive officers as of December 31, 2006:

                     Number of
                     Securities
                     Underlying
                     Unexercised
                     Options (#)    Option Exercise   Option Expiration
Name                 Exercisable    Price ($/Sh)      Date
__________________   ____________   _______________   _________________
Stephen Hiu           2,000,000     $         .10        04/16/2008
President             2,000,000               .05        01/19/2010
                         45,000               .065       01/02/2011
                      4,800,000               .025       08/13/2012
                      5,000,000               .10        06/25/2014

Patrick Monahan       1,050,000               .10        04/16/2008
Vice-President        1,317,500               .05        01/19/2010
Secretary             2,900,000               .025       08/13/2012
Director of Mfg.      2,000,000               .10        06/25/2014

Edward Weisberger     2,500,000               .05        12/01/2011
Chief Financial         500,000               .10        06/25/2014
Officer               1,500,000               .027       12/09/2015


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


                                            Common Stock                       Preferred Stock
                                  ________________________________     ________________________________
                                   Number of                            Number of
     Name and Address              Shares           Percent *           Shares           Percent
_____________________________     _______________  _______________     _______________  _______________
Directors and officers
______________________

Joseph C. Abeles                    17,954,407<FN1>       14.34                 ---              ---
  220 E. 42nd Street
  New York, NY  10017

Stephen F. Hiu                      14,993,633<FN2>       12.17                 ---              ---
  9110 Red Branch Road
  Columbia, MD  21045

Thomas L. Kempner                  145,085,648<FN3>       61.39                 ---              ---
  61 Broadway
  New York, NY  10006

Michael G. Kimelman                 33,947,723<FN4>       23.90                 ---              ---
  100 Park Avenue
  New York, NY  10017

Sidney R. Knafel                   142,977,554<FN5>       61.07                 ---              ---
  810 Seventh Avenue
  New York, NY  10019

Patrick F. Monahan                   8,315,033<FN6>        7.13                 ---              ---
  9110 Red Branch Road
  Columbia, MD  21045

Edward J. Weisberger                 4,570,000<FN7>        4.01                 ---              ---
  9110 Red Branch Road
  Columbia, MD  21045

All Directors and Officers         369,343,999<FN8>       84.86                 ---              ---
  as a Group (8 persons)

Others
______

Fraydun Manocherian                  7,905,135<FN9>        7.20                 ---              ---
  3 New York Plaza
  New York, NY  10004

Fermic                              20,000,000            18.29                 ---              ---

* Under the rules of the Securities and Exchange Commission, the calculation of the percentage assumes for each person that only that person's rights, warrants, options or convertible notes or preferred stock are exercised or converted, and that no other person exercises or converts outstanding rights, warrants, options or convertible notes or preferred stock.

<FN1>   Includes the following: 2,128,294 shares held directly or
  indirectly by Mr. Abeles, 6,723,701 shares issuable upon the conversion of $311,663 of long-term notes issued by Igene, and 9,102,412 shares issuable upon exercise of warrants held by Mr. Abeles.

                              -20-

<FN2>   Includes the following: 1,148,633 shares held directly or
  indirectly by Dr. Hiu and 13,845,000 shares issuable pursuant to options held by Dr. Hiu that are currently exercisable.

<FN3>   Includes 386,972 shares and 536,920 shares issuable  upon
  exercise of warrants held by Mr. Kempner that are currently exercisable. Also includes 8,843,771 shares held directly by Mr. Kempner, 19,479,919 shares issuable upon conversion of notes issued by Igene and held by Mr. Kempner, and 41,680,293 shares issuable upon exercise of warrants held by a trust under which Mr. Kempner is one of two trustees and the sole beneficiary, which are currently exercisable. Also includes 8,621,247 shares held directly by Mr. Kempner, 19,479,920 shares issuable upon the conversion of notes issued by Igene and held by Mr. Kempner and 41,561,125 shares issuable upon exercise of warrants held a trust under which Mr. Kempner is one of two trustees and one of his brothers is the sole beneficiary, which are currently exercisable. Also includes 2,040,296 shares issuable upon the conversion of $79,200 of notes issued by Igene and held by Mr. Kempner and 2,079,411 shares issuable upon exercise of warrants held by trusts under which Mr. Kempner is one of two trustees and is a one-third beneficiary that are currently exercisable. Also includes 243,360 shares and 131,414 shares issuable upon exercise of warrants held by trusts under which Mr. Kempner is executer and is a one-third beneficiary that are currently exercisable.

<FN4>   Includes 1,264,360 shares held directly or indirectly  by
  Mr. Kimelman, 14,000,000 shares issuable upon exercise of options currently exercisable, 1,430,341 shares issuable upon the conversion of $63,070 of notes issued by Igene and held by Mr. Kimelman, and 17,253,022 shares issuable upon exercise of warrants held directly or indirectly by Mr. Kimelman.

<FN5>   Includes  18,190,551  shares,  39,819,509 shares issuable
  upon the conversion of notes issued by Igene and held by Mr. Knafel and 84,967,495 shares issuable upon the exercise of warrants owned or beneficially owned by Mr. Knafel that are currently exercisable.

<FN6>   Includes 1,047,533 shares held directly or indirectly  by
  Mr. Monahan and 7,267,500 shares issuable upon the exercise of options held by Mr. Monahan that are currently exercisable.

<FN7>   Includes  70,000  shares  held directly by Mr. Weisberger
  and 4,500,000 shares issuable upon exercise of options that are currently exercisable.

<FN8>   Includes 43,444,721 shares of  common  stock,  39,612,500
  shares issuable upon exercise of options that are currently exercisable, 88,973,687 shares issuable upon the conversion of notes issued by Igene and 197,313,091 shares issuable upon the exercise of warrants that are currently exercisable.

<FN9>   Includes  7,375,935 shares of common stock owned directly
  or indirectly by Mr. Manocherian and 529,200 shares issuable upon the exercise of warrants owned directly or indirectly by Mr. Manocherian that are currently exercisable.

                                 -21-

                    Equity Compensation Plan Information as of December 31, 2006

                                                                              Number of securities
                                                                              remaining available for
                                                                              future issuance under
                           Number of securities to     Weighted-average       equity compensation
                           be issued upon exercise     exercise price of      plans (excluding
                           of outstanding options,     outstanding options,   securities refflected in
  Plan category            warrants and rights         warrants and rights    column)
  ______________________   _________________________   ____________________   _________________________
  Equity compensation      44.8 million <FN1>          $.059 <FN2>            27.387 million <FN3>
  plans approved by
  security holders



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

    10.11 Limited Guarantee dated as of June 15, 2005 for the benefit of The Royal Bank of Scotland in connection with 4,200,000 British pounds credit facility for Astaxanthin Manufacturing Limited.

    21.  Subsidiaries

         Igene Chile Comercial, Ltda.

         Igene Norway AS (divested pursuant to Stock Purchase and Severance Agreement dated February 4, 2003 attached hereto as Exhibit 10.10)

    23.a.Consent of J.H. Cohn LLP

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

                  REGISTERED PUBLIC ACCOUNTANTS

     The accounting firm of J.H. Cohn LLP, Certified Public Accountants, has been engaged to audit the financial statements of the Company for the next fiscal year. J.H. Cohn LLP served as the Company's registered public accountants to audit the restated financial statements in 2006 and 2005. Berenson LLP originally served as the auditor in 2006 and 2005. In May 2007, J.H. Cohn LLP acquired Berenson LLP in a transaction that was structured as an asset sale. J.H. Cohn LLP has advised the Company that neither the accounting firm nor any of its members of associates has any direct financial interest in or any connection with the Company other than as independent public auditors.


                     AUDIT FEES AND SERVICES

     The following table shows the fees paid or accrued by the Company for the audit and other services provided by Berenson LLP for fiscal years 2006 and 2005:


                             FY 2006             FY 2005
                            _________           _________
       Audit Fees           $ 100,844           $  90,000
       Tax Fees                 5,000               5,000
       All Other Fees               0                   0
                            _________           _________

          TOTAL             $ 105,844           $  95,000

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

As discussed in Note 18, the consolidated financial statements have been restated due to the revaluation of warrants issued in prior years.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company's recurring losses, and limited capitalization raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Notes 13 and 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   /S/ J. H. COHN LLP
                                   ___________________________
                                       J. H. COHN LLP
New York, New York
December 11, 2007

                                -26-

                            IGENE Biotechnology, Inc. and Subsidiary
                             Consolidated Balance Sheet (Restated)
                                       December 31, 2006

ASSETS
______
CURRENT ASSETS
  Cash and cash equivalents                                            $      21,786
  Prepaid expenses and other current assets                                   14,093
                                                                       ______________
     TOTAL CURRENT ASSETS                                                     35,879

  Property and equipment, net                                                 33,571
  Investment in and advances to unconsolidated joint venture                     ---
  Other assets                                                                 5,125
                                                                       ______________
     TOTAL ASSETS                                                      $      74,575
                                                                       ==============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
________________________________________
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                $     210,424
  Convertible debenture                                                      705,000
  Accrued interest                                                            46,570
                                                                       ______________
     TOTAL CURRENT LIABILITIES                                               961,994

LONG-TERM DEBT
  Notes payable (Net of unamortized discount)                              3,615,889
  Convertible Debentures (Net of unamortized discount)                     2,103,444
  Accrued interest                                                         5,655,830

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative, convertible, voting, series A, $.01 par value per share.
  Stated value $19.68 per share.   Authorized 1,312,500 shares;
  issued and outstanding 11,134 shares. Redemption amount $219,117.          219,117
                                                                       ______________
     TOTAL LIABILITIES                                                    12,556,274
                                                                       ______________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock -- $.01 par value per share.  Authorized
    750,000,000 shares; issued and outstanding  109,337,072 shares         1,093,371
  Additional paid-in capital                                              33,265,687
  Accumulated deficit                                                    (46,840,757)
                                                                       ______________
     TOTAL STOCKHOLDERS' DEFICIENCY                                      (12,481,699)
                                                                       ______________
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $      74,575
                                                                       ==============


The accompanying notes are an integral part of the consolidated financial statements.

                              -27-

                                IGENE Biotechnology, Inc. and Subsidiary
                                 Consolidated Statements of Operations

                                                                     Years ended December 31,
                                                                            2006         2005
                                                                     ____________ ____________
                                                                      (Restated)   (Restated)
EQUITY IN LOSS OF JOINT VENTURE                                      $  (109,147) $  (374,527)
                                                                     ____________ ____________
OPERATING EXPENSES
__________________
     Marketing and selling                                                98,240      282,451
     Research, development and pilot plant                               847,598      819,782
     General and administrative                                        1,022,051      805,054
     Less expenses reimbursed by Joint Venture                        (1,660,519)  (1,830,198)
                                                                     ____________ ____________

     TOTAL OPERATING EXPENSES                                            307,370       77,089
                                                                     ____________ ____________
     OPERATING LOSS                                                     (416,517)    (451,616)

LOSS ON DISPOSAL                                                             ---     (106,150)

OTHER INCOME                                                              14,535          ---

INTEREST EXPENSE (net of interest income of $77,982 for 2006,
$0 for 2005)(including amortization of debt discount of
$1,276,137 for 2006, $622,928 for 2005)                               (2,029,928)  (1,479,941)
                                                                     ____________ ____________
     NET LOSS                                                        $(2,431,910) $(2,037,707)
                                                                     ============ ============

     BASIC AND DILUTED NET LOSS PER COMMON SHARE                     $     (0.02) $     (0.02)
                                                                     ============ ============

The accompanying notes are an integral part of the consolidated financial statements.

                                -28-

                                       IGENE Biotechnology, Inc. and Subsidiary
                            Consolidated Statements of Stockholders' Deficiency (Restated)
                                        Years ended December 31, 2006 and 2005


                                                                       Additional                      Total
                                              Common Stock              Paid-in       Accumulated  Stockholders'
                                         # Shares       Amount          Capital         Deficit     Deficiency
                                       _____________ _____________   _____________  _____________  _____________
Balance at January 1, 2005
  (As Restated, see note 18)            101,732,453  $  1,017,325    $ 29,662,063   $(42,371,140)  $(11,691,752)

Re-issuance of shares held in escrow
  related to sale of ProBio               1,000,000        10,000          32,000            ---         42,000

Shares issued for manufacturing
  agreement                               4,724,416        47,244         274,702            ---        321,946

Net loss for 2005                               ---           ---             ---     (2,037,707)    (2,037,707)
                                       _____________ _____________   _____________  _____________  _____________

Balance at December 31, 2005            107,456,869     1,074,569      29,968,765    (44,408,847)   (13,365,513)

Conversion of redeemable
  preferred stock into common stock          14,750           148         141,452            ---        141,600

Conversion of warrants                        7,884            79             709            ---            788

Shares issued to VP of Manufacturing      1,000,000        10,000          40,000            ---         50,000

Additional paid-in capital
  as part of debt issuance                      ---           ---       3,082,676            ---      3,082,676

Shares issued for employee stock
  incentive program                         312,000         3,120           7,180            ---         10,300

Shares issued for manufacturing
  agreement                                 545,569         5,455          24,905            ---         30,360

Net loss for 2006                               ---           ---             ---     (2,431,910)    (2,431,910)
                                       _____________ _____________   _____________  _____________  _____________

Balance at December 31, 2006            109,337,072  $  1,093,371    $ 33,265,687   $(46,840,757)  $(12,481,699)
                                       ============= =============   =============  =============  =============


The accompanying notes are an integral part of the consolidated financial statements.

                                  -29-

                             IGENE Biotechnology, Inc. and Subsidiary
                              Consolidated Statements of Cash Flows


                                                                    Years ended December 31,
                                                                       2006           2005
                                                                  _____________  _____________
                                                                   (Restated)     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
____________________________________
      Net loss                                                    $ (2,431,910)  $ (2,037,707)
      Adjustments to reconcile net loss to net
      cash provided by operating activities:
         Amortization of debt discount                               1,276,137        622,928
         Depreciation                                                   16,488         18,695
         Loss on disposal of equipment                                     ---         56,150
         Loss on receivable from disposal of equipment                     ---         50,000
         Issuance of shares to Fermtech per ProBio agreement               ---         42,000
         Issuance of common stock for VP of Manufacturing               50,000            ---
         Manufacturing cost paid in shares of common stock              30,360        321,946
         Increase in preferred stock for cumulative dividend
           classified as interest                                        8,306         11,846
         Equity in loss of unconsolidated joint venture                109,147        374,527
         Decrease (increase) in:
             Accounts receivable                                        14,619         65,009
             Prepaid expenses and other assets                          27,419         (9,756)
         Increase (decrease) in:
             Accounts payable and other accrued expenses               899,534        774,386
                                                                  _____________  _____________
             NET CASH PROVIDED BY OPERATING ACTIVITIES                     100        290,024
                                                                  _____________  _____________

CASH FLOWS FROM INVESTING ACTIVITIES
____________________________________
      Advances to Joint Venture                                       (109,147)      (374,527)
                                                                  _____________  _____________
             NET CASH USED IN INVESTING ACTIVITIES                    (109,147)      (374,527)
                                                                  _____________  _____________

CASH FLOWS FROM FINANCING ACTIVITIES
____________________________________
      Proceeds from exercise of employee stock options                  10,300            ---
      Repayment from exercise of warrants                                  788            ---
                                                                  _____________  _____________
            NET CASH PROVIDED BY FINANCING ACTIVITIES                   11,088            ---
                                                                  _____________  _____________
NET DECREASE IN CASH AND CASH EQUIVALENTS                              (97,959)       (84,503)

CASH AND CASH EQUIVALENTS - BEGINNING OF THE YEAR                      119,745        204,248
                                                                  _____________  _____________

CASH AND CASH EQUIVALENTS - END OF THE YEAR                       $     21,786   $    119,745
                                                                  =============  =============
SUPPLEMENTARY DISCLOSURE AND CASH FLOW INFORMATION
__________________________________________________
  Cash paid during the year for interest                          $     35,250   $     91,594
  Cash paid during the year for income taxes                               ---            ---


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

                                                         2005
                                                    _____________
       Net loss, as reported                        $ (2,037,707)

       Pro forma stock-based employee compensation
          expense determined under fair value based
          method net of related tax effects              (38,677)
                                                    _____________
       Pro forma net loss                           $ (2,076,384)
                                                    =============
       Net loss per Share:
          Basic - as reported                       $      (0.02)
          Basic - pro forma                         $      (0.02)

          Diluted - as reported                     $      (0.02)
          Diluted - pro forma                       $      (0.02)

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

(4) Property and Equipment
    ______________________

    Property and equipment are stated at cost and are summarized as follows:

       Laboratory equipment and fixtures     $  181,042
       Pilot plant equipment and fixtures        91,503
       Office furniture and fixtures             36,990
                                             ___________
                                                309,535
       Less accumulated depreciation           (275,964)
                                             ___________
                                             $   33,571
                                             ===========

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

               IGENE Biotechnology, Inc. and Subsidiary
              Notes to Consolidated Financial Statements
               Years ended December 31, 2006 and 2005


    The following schedules display certain account balances of the Joint Venture as of December 31, 2006 and for the period since March 18, 2003 (inception):


                                                   December 31,
                                                           2006
                                                _______________
                                                    (Unaudited)
     ASSETS
     CURRENT ASSETS
        Cash                                    $    2,612,000
        Accounts Receivable                          2,524,000
        Inventories                                 11,469,000
                                                _______________
                                                    16,605,000

        Fixed Assets                                20,519,000
        Intellectual Property                       24,614,000
                                                _______________
        TOTAL ASSETS                            $   61,738,000
                                                ===============

     LIABILITIES AND EQUITY

     CURRENT LIABILITIES
        Accounts payable and accrued expenses   $   30,123,000
        Working capital loan                        11,752,000
                                                _______________
        TOTAL LIABILITIES                           41,875,000

     Equity                                         19,863,000
                                                _______________
        TOTAL LIABILITIES AND EQUITY            $   61,738,000
                                                ===============

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
                                                              =====================

               IGENE Biotechnology, Inc. and Subsidiary
              Notes to Consolidated Financial Statements
               Years ended December 31, 2006 and 2005


     The following schedule displays certain account balances  of the  Joint Venture for the years ended December 31, 2006 and
     2005.   As shown, 50% of the activity is recorded as  equity
     in loss of Joint Venture:

                                                                    Year                  Year
                                                                   Ended                 Ended
                                                       December 31, 2006     December 31, 2005
                                                       _________________     _________________
                                                             (Unaudited)           (Unaudited)
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

     The warrants issued in connection with the above debt totaling 66,427,651 warrants have been valued at $1,896,094 utilizing the Black Scholes model. In addition, there was a beneficial conversion feature due to the resulting bond discount. The total discount resulting from the valuation of the warrants and the beneficial conversion feature was $3,792,188 which is being amortized over the life of the debt (ten years).

     Convertible debentures are summarized as follows as of December 31, 2006:


                                                                             Accrued
                                                            Principal       Interest
                                                         ____________   ____________
     8%, 10-year, convertible debenture issued 7/17/02   $   300,000    $   106,718
     8%, 10-year, convertible debenture issued 2/22/02     1,000,000        384,877
     8%, 10-year, convertible debenture issued 3/1/01      1,014,212        473,137
     8%, 10-year, convertible debenture issued 3/27/01     1,500,000        654,180
     10%, 3-year, convertible debenture issued 11/30/01      705,000         46,570
                                                         ____________   ____________
                                                         $ 4,519,212    $ 1,665,482
     Less current maturities                                (705,000)       (46,570)
     Less unamortized debt discount                       (1,710,768)           ---
                                                         ____________   ____________
                                                         $ 2,103,444    $ 1,618,912
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

     The warrants issued in connection with the above debt totaling 65,168,639 warrants have been valued at $731,127 utilizing the Black Scholes model at March 31, 2003. In addition, as a result of the repricing of the warrants in March 2006, the warrants were re-value at $2,663,310. The $1,082,500 of convertible debt has a beneficial conversion feature in addition to the valuation of the related warrants. The total discount resulting from the valuation of the warrants and the beneficial conversion was $3,082,676 which is being amortized over the life of the debt (three years).

     Notes Payable are summarized as follows as of December 31, 2006:


                                                                                   Accrued
                                                                Principal         Interest
                                                             ____________     ____________
        Long-term unsecured notes payable, bearing interest
            at prime, scheduled to mature
            March 31, 2003, extended to March 31,
            2009, convertible into common stock              $ 1,082,500      $   702,734
        Long-term unsecured notes payable, bearing interest
            at 8%, scheduled to mature March 31, 2003,
            extended to March 31, 2009                         4,759,767        3,334,184
                                                             ____________     ____________
                                                             $ 5,842,267      $ 4,036,918
        Less unamortized debt discount                        (2,226,378)             ---
                                                             ____________     ____________
                                                             $ 3,615,889      $ 4,036,918
                                                             ============     ============

    Combined aggregate amounts of maturities for all convertible debentures and notes payable are as follows:

                 Year                 Amount
                ______          ____________
                 2007           $   705,000
                 2008                   ---
                 2009             5,842,267
                 2010                   ---
                 2011             2,514,212
                 2012             1,300,000

                                 -40-

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

     Mandatory redemption of Series A preferred stock was to be made in October 2002. As Igene is operating at a negative cash flow and negative earnings, Maryland law does not allow for the redemption of these shares. As such they will remain outstanding and continue to accrue dividends until such time as Igene is able to undertake redemption, though there can be no assurance this will develop. Igene does not expect to be able to redeem the Series A preferred stock unless, after giving effect to such redemption (a) the Company would be able to pay its indebtedness in the usual course of business and (b) the Company's total assets would be greater than the sum of its total liabilities plus the amount that would be needed if the Company were to be dissolved as of the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution.

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

               IGENE Biotechnology, Inc. and Subsidiary
              Notes to Consolidated Financial Statements
               Years ended December 31, 2006 and 2005

     The   following  is  a  summary  of  options   granted   and
     outstanding under the plans as of December 31, 2006 and 2005:


                                            2006                       2005
                                  ______________________     _______________________
                                                Weighted                    Weighted
                                                 Average                     Average
                                                Exercise                    Exercise
                                      Number       Price         Number        Price
                                  __________   _________     __________   __________
     Options outstanding
        and exercisable,
        beginning of year         48,427,750   $    .061     46,927,750   $     .061
     Options granted                     ---         ---      1,500,000   $     .027

     Options exercised               312,000   $    .033            ---          ---
     Options forfeited,
       or withdrawn with
       consent of holders          1,600,000   $    .100            ---          ---
     Options expired               1,670,750   $    .050            ---          ---
                                  __________   _________     __________   __________
     Options outstanding
       and exercisable,
       end of year                44,845,000   $    .059     48,427,750   $     .061
                                  ==========   =========     ==========   ==========


                                   Options Outstanding

                                                                 Weighted Average
            Exercise Price                  Shares          Remaining Life (Years)
            ______________          ______________          ______________________
                     $.025              16,333,000                             5.6
                     $.027               1,500,000                             8.9
                     $.050               1,500,000                             2.8
                     $.050               3,837,500                             3.0
                     $.050               2,500,000                             4.9
                     $.065                  45,000                             4.0
                     $.080               5,500,000                             4.8
                     $.100              10,389,500                             7.5
                     $.100               3,240,000                             1.3
                                   _______________
                     $.059              44,845,000
                                   ===============

     Warrants
     ________

     The following table summarizes warrants issued, outstanding and exercisable:

                                                  As of December 31,
                                   ________________________________________________
                                        2006                              2005
                                   ______________                    ______________
           Issued                     205,261,073                       205,261,073
           Outstanding                205,261,073                       205,261,073
           Exercisable                205,261,073                       205,261,073


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

     Future minimum rental payments, in the aggregate and for each of the next five years are as follows:

                   Year           Amount
                   ____        ________
                   2007        $ 98,000
                   2008         101,000
                   2009         103,000
                   2010         106,000
                   2011           9,000
                               ________
                  Total        $417,000
                               ========

     Effective May 20, 2000, Igene signed an exclusive manufacturing agreement with Fermic, S.A. de C.V. ("Fermic"), of Mexico City, Mexico, for the production of AstaXin(R). The Fermic contract provides that the manufacturer has a limited exclusive right to produce AstaXin(R) and is paid a monthly fee in cash, which is based on manufacturing capacity, plus shares of Igene common stock based on production quantities. Fermic provides equipment and facilities necessary to manufacture and store the product and is responsible for purchasing raw materials. The Joint Venture is responsible for sales efforts and for ensuring the quality of the pigment. The Joint Venture also has a role in ensuring that the manufacturing process works effectively. The term of the contract has expired.

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

     At  December  31,  2006  Igene has  federal  and  state  net
     operating loss carry-forwards of approximately   $22,400,000
     that  expire at various dates from 2006 through  2026.   The
     recorded  deferred  tax  asset,  representing  the  expected benefit  from  the future realization of the  net  operating
     losses, net of the valuation allowance,  was   $-0- for 2006
     and 2005.

     The sources of the deferred tax asset are approximately as follows:

     Net  operating  loss carry-forward  benefit     $ 8,850,000
     Valuation allowance                              (8,850,000)
                                                     ____________
     Deferred tax asset, net                         $       ---
                                                     ============

(13) Uncertainty
     ___________

     Igene has incurred net losses in each year of its existence, aggregating approximately $46,841,000 from inception to December 31, 2006 and its liabilities exceeded its assets by approximately $12,482,000 at that date. These factors indicate that Igene will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

     As discussed in Subsequent Event (Note 17) as of October 31, 2007 Igene has terminated its relationship with the Joint Venture with Tate & Lyle. Igene maintains the saleable inventory after the termination of the relationship and is currently reviewing alternatives for a future manufacturing alternative. In the interim Igene will sell the existing inventory in order to maintain its relationship with customers and use these funds to cover expenses.

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

(17) Subsequent Event
     ________________

     On October 31, 2007, Igene Biotechnology, Inc. (the "Company") and Tate & Lyle Fermentation Products Ltd. ("T&L") entered into a Separation Agreement (the "Agreement") pursuant to which the Joint Venture Agreement dated March 19, 2003, as amended, between the parties (the "Joint Venture") was terminated. As part of the Agreement, the Company sold to T&L its 50% interest in the joint venture and the joint venture sold to the Company its intellectual property, inventory and certain assets and lab equipment utilized by the Joint Venture. The purchase price paid by T&L to the Company for its 50% interest was 50% of the Joint Venture's net working capital. The purchase price paid by the Company for the inventory was an amount equal to 50% of the joint venture's net working capital, the assumption of various liabilities and the current market price of the inventory, less specified amounts. The purchase price paid by the Company for the intellectual property was $1.00. The purchase price paid by the Company for the assets and lab equipment was $1,000,000. In addition, the Company agreed to pay to T&L an amount equal to 5% of the Company's gross revenues from the sale of astaxanthin up to a maximum of $5,000,000. T&L agreed for a period of five years not to engage in the astaxanthin business.

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


(18) RESTATEMENT  - Fiscal Years Ended December 31, 2006 and 2005
     ____________________________________________________________

     The Company has historically reported the warrants issued in connection with the Notes as having zero value and has not recognized any discount on the Notes but rather recorded the full face value of the Notes as Long Term Debt in its consolidated financial statements. The restatement is based on the Company's using a Black Scholes model and ignoring any discounts for illiquidity of shares or blockage discounts. The warrants are valued with a corresponding amount of discount on the Notes. The amortization of this discount over the term of the Notes has required the Registrant to revise its Consolidated Financial Statements and the accompanying notes thereto in order to, among other things, reflect an increase in Additional Paid in Capital, a decrease in Long Term Debt, an increase in Accumulated Deficit, an increase in Interest Expense and an increase in Net Loss and Net Loss per Common Share, for fiscal years 2005 and 2006, as shown in the Registrant's Consolidated Financial Statements and accompanying notes included in this amended form 10-KSB.

     The following is the effect on the Stockholder's Deficiency at January 1, 2005.


                                                             Additional                       Total
                                     Common Stock             Paid-in       Accumulated    Stockholders'
                                # Shares       Amount         Capital         Deficit       Deficiency
                              ____________  ____________   _____________   _____________   _____________
BALANCE AT JANUARY 1, 2005
  (As originally reported)    101,732,453   $ 1,017,325    $ 25,138,748    $(40,601,360)   $(14,445,287)

Restatement                           ---           ---       4,523,315      (1,769,780)      2,753,535
                              ____________  ____________   _____________   _____________   _____________

BALANCE AT JANUARY 1, 2005
  (As restated)               101,732,453   $ 1,017,325    $ 29,662,063    $(42,371,140)   $(11,691,752)
                              ============  ============   =============   =============   =============

               IGENE Biotechnology, Inc. and Subsidiary
              Notes to Consolidated Financial Statements
               Years ended December 31, 2006 and 2005


     The following presents the effect of the restatement on the Consolidated Balance Sheet and Income Statements. There was no change to the cash flows from operations for any of the periods.


                                                              Previously reported                            Restated
                                                                     December 31,                        December 31,
                                                                             2005       Restatement              2005
                                                              ___________________   _______________   _______________
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                   $          119,745                      $      119,745
  Accounts receivable                                                     15,618                              15,618
  Prepaid expenses and other current assets                               20,520                              20,520
                                                              ___________________                     _______________
  TOTAL CURRENT ASSETS                                                   155,883                             155,883

  Property and equipment, net                                             50,059                              50,059
  Loans receivable from manufacturing agent                               19,993                              19,993
  Investment in and advances to unconsolidated joint venture                 ---                                 ---
  Other assets                                                             5,125                               5,125
                                                              ___________________                     _______________
  TOTAL ASSETS                                                $          231,060                      $      231,060
                                                              ===================                     ===============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                       $           99,285                      $       99,285
  Convertible debenture                                                  705,000                             705,000
  Accrued interest                                                        11,750                              11,750
                                                              ___________________                     _______________
  TOTAL CURRENT LIABILITIES                                              816,035                             816,035

LONG-TERM DEBT
  Notes payable (Net of discount)                                      5,842,267           (40,619)        5,801,648
  Convertible debentures (Net of discount)                             3,814,212        (2,089,988)        1,724,224
  Accrued interest                                                     4,902,255                           4,902,255

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative,
    Convertible, voting, series A, $.01 par value per share.
    Stated value was $19.04.  Authorized 1,312,500 shares,
    issued 18,509                                                        352,411               ---           352,411
                                                              ___________________   _______________   _______________
  TOTAL LIABILITIES                                                   15,727,180        (2,130,607)       13,596,573
                                                              ___________________   _______________   _______________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $.01 par value per share. Authorized
    750,000,000 shares; issued and outstanding 107,456,869.            1,074,569                           1,074,569
  Additional paid-in capital                                          25,445,450         4,523,315        29,968,765
  Accumulated Deficit                                                (42,016,139)       (2,392,708)      (44,408,847)
                                                              ___________________   _______________   _______________
  TOTAL STOCKHOLDERS' DEFICIENCY                                     (15,496,120)        2,130,607       (13,365,513)
                                                              ___________________   _______________   _______________
  TOTAL LIABILITIES AND  DEFICIENCY                           $          231,060                      $      231,060
                                                              ===================                     ===============

                               -48-


               IGENE Biotechnology, Inc. and Subsidiary
              Notes to Consolidated Financial Statements
               Years ended December 31, 2006 and 2005


                                                              Previously Reported                            Restated
                                                                       Year Ended                          Year Ended
                                                                     December 31,                        December 31,
                                                                             2005       Restatement              2005
                                                              ___________________   _______________   _______________
EQUITY IN LOSS OF JOINT VENTURE                               $         (374,527)                     $     (374,527)
                                                              ___________________                     _______________
OPERATING EXPENSES
__________________
  Marketing and selling                                                  282,451                             282,451
  Research, development and pilot plant                                  819,782                             819,782
  General and administrative                                             805,054                             805,054
  Operating expenses reimbursed by Joint Venture                      (1,830,198)                         (1,830,198)
                                                              ___________________                     _______________
     TOTAL OPERATING EXPENSES                                             77,089                              77,089
                                                              ___________________                     _______________
     OPERATING LOSS                                                     (451,616)                           (451,616)
                                                              ___________________                     _______________
LOSS ON DISPOSAL                                                        (106,150)                           (106,150)

INTEREST EXPENSE
  (including amortization of debt discount of $622,928)                 (857,013)         (622,928)       (1,479,941)
                                                              ___________________   _______________   _______________
     NET LOSS                                                 $       (1,414,779)   $     (622,928)   $   (2,037,707)
                                                              ===================   ===============   ===============
BASIC AND DILUTED NET LOSS PER COMMON SHARE                   $            (0.01)   $        (0.01)   $        (0.02)
                                                              ===================   ===============   ===============

               IGENE Biotechnology, Inc. and Subsidiary
              Notes to Consolidated Financial Statements
               Years ended December 31, 2006 and 2005

                                                              Previously Reported                            Restated
                                                                     December 31,                        December 31,
                                                                             2006       Restatement              2006
                                                              ___________________   _______________   _______________
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                   $           21,786                      $       21,786
  Prepaid expenses and other current assets                               14,093                              14,093
                                                              ___________________                     _______________
  TOTAL CURRENT ASSETS                                                    35,879                              35,879

  Property and equipment, net                                             33,571                              33,571
  Investment in and advances to unconsolidated joint venture                 ---                                 ---
  Other assets                                                             5,125                               5,125
                                                              ___________________                     _______________
  TOTAL ASSETS                                                $           74,575                      $       74,575
                                                              ===================                     ===============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                       $          210,424                      $      210,424
  Convertible debenture                                                  705,000                             705,000
  Accrued interest                                                        46,570                              46,570
                                                              ___________________                     _______________
  TOTAL CURRENT LIABILITIES                                              961,994                             961,994

LONG-TERM DEBT
  Notes payable (Net of discount)                                      5,842,267        (2,226,378)        3,615,889
  Convertible debentures (Net of discount)                             3,814,212        (1,710,768)        2,103,444
  Accrued interest                                                     5,655,830                           5,655,830

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative,
  Convertible, voting, series A, $.01 par value per share.
  Stated value was $19.68.  Authorized 1,312,500 shares,
  issued 11,134                                                          219,117               ---           219,117
                                                              ___________________   _______________   _______________
  TOTAL LIABILITIES                                                   16,493,420        (3,937,146)       12,556,274
                                                              ___________________   _______________   _______________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $.01 par value per share. Authorized
  750,000,000 shares; issued and outstanding 109,337,072.              1,093,371                           1,093,371
  Additional paid-in capital                                          25,659,696         7,605,991        33,265,687
  Accumulated Deficit                                                (43,171,912)       (3,668,845)      (46,840,757)
                                                              ___________________   _______________   _______________
  TOTAL STOCKHOLDERS' DEFICIENCY                                     (16,418,845)        3,937,146       (12,481,699)
                                                              ___________________   _______________   _______________
  TOTAL LIABILITIES AND DEFICIENCY                            $           74,575                      $       74,575
                                                              ===================                     ===============


               IGENE Biotechnology, Inc. and Subsidiary
              Notes to Consolidated Financial Statements
               Years ended December 31, 2006 and 2005


                                                              Previously Reported                            Restated
                                                                       Year Ended                          Year Ended
                                                                     December 31,                        December 31,
                                                                             2006       Restatement              2006
                                                              ___________________   _______________   _______________

EQUITY IN LOSS OF JOINT VENTURE                               $         (109,147)                     $     (109,147)
                                                              ___________________                     _______________

OPERATING EXPENSES
__________________
  Marketing and selling                                                   98,240                              98,240
  Research, development and pilot plant                                  847,598                             847,598
  General and administrative                                           1,022,051                           1,022,051
  Operating expenses reimbursed by Joint Venture                      (1,660,519)                         (1,660,519)
                                                              ___________________                     _______________
     TOTAL OPERATING EXPENSES                                            307,370                             307,370
                                                              ___________________                     _______________
     OPERATING LOSS                                                     (416,517)                           (416,517)
                                                              ___________________                     _______________

OTHER INCOME                                                              14,535                              14,535

INTEREST EXPENSE
  (including amortization of debt discount of $1,276,137)               (753,791)       (1,276,137)       (2,029,928)
                                                              ___________________   _______________   _______________

     NET LOSS                                                 $       (1,155,773)   $   (1,276,137)   $   (2,431,910)
                                                              ===================   ===============   ===============
BASIC AND DILUTED NET LOSS PER COMMON SHARE                   $            (0.01)   $        (0.01)   $        (0.02)
                                                              ===================   ===============   ===============



(19) RESTATEMENT - Quarterly  information  for  the  Fiscal Years
     ____________________________________________________________
     Ended December 31, 2006 and 2005
     ________________________________
     (Unaudited)

     The Company has historically reported the warrants issued in connection with the Notes as having zero value and has not recognized any discount on the Notes but rather recorded the full face value of the Notes as Long Term Debt in its consolidated financial statements. The restatement is based on the Company's using a Black Scholes model and ignoring any discounts for illiquidity of shares or blockage discounts. The warrants are valued with a corresponding amount of discount on the Notes. The amortization of this discount over the term of the Notes has required the Registrant to revise its Consolidated Financial Statements and the accompanying notes thereto in order to, among other things, reflect an increase in Additional Paid in Capital, a decrease in Long Term Debt, an increase in Accumulated Deficit, an increase in Interest Expense and an increase in Net Loss and Net Loss per Common Share, for fiscal years 2005 and 2006, as shown in the Registrant's Consolidated Financial Statements and accompanying notes included in this amended form 10-KSB. The following presents the effect of the restatement on the Consolidated Balance Sheet and Income Statements. There was no change to the cash flows from operations for any of the periods.

               IGENE Biotechnology, Inc. and Subsidiary
              Notes to Consolidated Financial Statements
               Years ended December 31, 2006 and 2005



                                                                      Previously
                                                                        Reported                             Restated
                                                                  March 31, 2005       Restatement     March 31, 2005
                                                              ___________________   _______________   _______________
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                   $           86,377                      $       86,377
  Accounts receivable                                                     80,075                              80,075
  Prepaid expenses and other current assets                               30,944                              30,944
                                                              ___________________                     _______________
  TOTAL CURRENT ASSETS                                                   197,396                             197,396

  Property and equipment, net                                            120,092                             120,092
  Loans receivable from manufacturing agent                               70,982                              70,982
  Investment in and advances to unconsolidated joint venture                 ---                                 ---
  Other assets                                                             5,125                               5,125
                                                              ___________________                     _______________
  TOTAL ASSETS                                                $          393,595                      $      393,595
                                                              ===================                     ===============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                       $           64,446                      $       64,446
  Convertible debenture                                                  705,000                             705,000
  Accrued interest                                                        29,375                              29,375
                                                              ___________________                     _______________
  TOTAL CURRENT LIABILITIES                                              798,821                             798,821

LONG-TERM DEBT
  Notes payable (Net of discount)                                      5,842,267          (223,400)        5,618,867
  Convertible debentures                                               3,814,212        (2,374,403)        1,439,809
  Accrued interest                                                     4,319,955                           4,319,955

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative,
  Convertible, voting, series A, $.01 par value per share.
  Stated value was $18.56.  Authorized 1,312,500 shares,
  issued 18,509                                                          343,527               ---           343,527
                                                              ___________________   _______________   _______________
  TOTAL LIABILITIES                                                   15,118,782        (2,597,803)       12,520,979
                                                              ___________________   _______________   _______________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $.01 par value per share. Authorized
  750,000,000 shares; issued and outstanding 102,794,142.              1,027,942                           1,027,942
  Additional paid-in capital                                          25,236,268         4,523,315        29,759,583
  Accumulated Deficit                                                (40,989,397)       (1,925,512)      (42,914,909)
                                                              ___________________   _______________   _______________
  TOTAL STOCKHOLDERS' DEFICIENCY                                     (14,725,187)        2,597,803       (12,127,384)
                                                              ___________________   _______________   _______________
  TOTAL LIABILITIES AND DEFICIENCY                            $          393,595                      $      393,595
                                                              ===================                     ===============

                              -52-

               IGENE Biotechnology, Inc. and Subsidiary
              Notes to Consolidated Financial Statements
               Years ended December 31, 2006 and 2005


                                                              Previously Reported                            Restated
                                                                    Quarter Ended                       Quarter Ended
                                                                   March 31, 2005       Restatement    March 31, 2005
                                                              ___________________   _______________   _______________

EQUITY IN LOSS OF JOINT VENTURE                               $         (183,093)                     $     (183,093)
                                                              ___________________                     _______________
OPERATING EXPENSES
__________________
  Marketing and selling                                                   48,288                              48,288
  Research, development and pilot plant                                  166,007                             166,007
  General and administrative                                             188,908                             188,908
  Operating expenses reimbursed by Joint Venture                        (411,339)                           (411,339)
                                                              ___________________                     _______________
     TOTAL OPERATING EXPENSES                                             (8,136)                             (8,136)
                                                              ___________________                     _______________
     OPERATING LOSS                                                     (174,957)                           (174,957)
                                                              ___________________                     _______________
INTEREST EXPENSE
  (including amortization of debt discount of $155,732)                 (213,080)         (155,732)         (368,812)
                                                              ___________________   _______________   _______________
     NET LOSS                                                 $         (388,037)   $     (155,732)   $     (543,769)
                                                              ===================   ===============   ===============
BASIC AND DILUTED NET LOSS PER COMMON SHARE                   $            (0.00)   $        (0.00)            (0.01)
                                                              ===================   ===============   ===============

                              -53-

               IGENE Biotechnology, Inc. and Subsidiary
              Notes to Consolidated Financial Statements
               Years ended December 31, 2006 and 2005



                                                              Previously Reported                            Restated
                                                                    June 30, 2005       Restatement     June 30, 2005
                                                              ___________________   _______________   _______________
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                   $           47,112                      $       47,112
  Accounts receivable                                                     11,793                              11,793
  Prepaid expenses and other current assets                                9,081                               9,081
                                                              ___________________                     _______________
  TOTAL CURRENT ASSETS                                                    67,986                              67,986

  Property and equipment, net                                            115,280                             115,280
  Loans receivable from manufacturing agent                               70,982                              70,982
  Investment in and advances to unconsolidated joint venture                 ---                                 ---
  Other assets                                                             5,125                               5,125
                                                              ___________________                     _______________
  TOTAL ASSETS                                                $          259,373                      $      259,373
                                                              ===================                     ===============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                       $          181,265                      $      181,265
  Convertible debenture                                                  705,000                             705,000
  Accrued interest                                                           ---                                 ---
                                                              ___________________                     _______________
  TOTAL CURRENT LIABILITIES                                              886,265                             886,265

LONG-TERM DEBT
  Notes payable (Net of discount)                                      5,842,267          (162,473)        5,679,794
  Convertible debentures (Net of discount)                             3,814,212        (2,279,598)        1,534,614
  Accrued interest                                                     4,539,066                           4,539,066

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative,
  Convertible, voting, series A, $.01 par value per share.
  Stated value was $18.72. Authorized 1,312,500 shares,
  issued 18,509                                                          346,488               ---           346,488
                                                              ___________________   _______________   _______________
  TOTAL LIABILITIES                                                   15,428,298        (2,442,071)       12,986,227
                                                              ___________________   _______________   _______________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $.01 par value per share. Authorized
  750,000,000 shares; issued and outstanding 103,964,926
  shares.                                                              1,039,650                           1,039,650
  Additional paid-in capital                                          25,313,660         4,523,315        29,836,975
  Accumulated Deficit                                                (41,522,235)       (2,081,244)      (43,603,479)
                                                              ___________________   _______________   _______________
  TOTAL STOCKHOLDERS' DEFICIENCY                                     (15,168,925)        2,442,071       (12,726,854)
                                                              ___________________   _______________   _______________
  TOTAL LIABILITIES AND DEFICIENCY                            $          259,373                      $      259,373
                                                              ===================                     ===============

                               -54-

               IGENE Biotechnology, Inc. and Subsidiary
              Notes to Consolidated Financial Statements
               Years ended December 31, 2006 and 2005


                                                                       Previously                            Restated
                                                                 Reported Quarter                             Quarter
                                                                    June 30, 2005       Restatement     June 30, 2005
                                                              ___________________   _______________   _______________
EQUITY IN LOSS OF JOINT VENTURE                               $         (282,977)                     $     (282,977)
                                                              ___________________                     _______________
OPERATING EXPENSES
__________________
  Marketing and selling                                                   70,876                              70,876
  Research, development and pilot plant                                  217,082                             217,082
  General and administrative                                             246,592                             246,592
  Operating expenses reimbursed by Joint Venture                        (527,398)                           (527,398)
                                                              ___________________                     _______________
     TOTAL OPERATING EXPENSES                                              7,152                               7,152
                                                              ___________________                     _______________
     OPERATING LOSS                                                     (290,129)                           (290,129)
                                                              ___________________                     _______________
LOSS ON DISPOSAL                                                         (50,000)                            (50,000)

INTEREST EXPENSE
  (including amortization of debt discount of $155,732)                 (192,709)         (155,732)         (348,441)
                                                              ___________________   _______________   _______________
     NET LOSS                                                 $         (532,838)   $     (155,732)   $     (688,570)
                                                              ===================   ===============   ===============
BASIC AND DILUTED NET LOSS PER COMMON SHARE                   $            (0.01)   $        (0.00)            (0.01)
                                                              ===================   ===============   ===============

                                                              Previously Reported                             Restated
                                                                 Six months ended                     Six months ended
                                                                    June 30, 2005       Restatement      June 30, 2005
                                                              ___________________   _______________   ________________
EQUITY IN LOSS OF JOINT VENTURE                               $         (466,070)                     $      (466,070)
                                                              ___________________                     ________________
OPERATING EXPENSES
__________________
  Marketing and selling                                                  119,164                              119,164
  Research, development and pilot plant                                  383,089                              383,089
  General and administrative                                             435,500                              435,500
  Operating expenses reimbursed by Joint Venture                        (938,737)                            (938,737)
                                                              ___________________                     ________________
     TOTAL OPERATING EXPENSES                                               (984)                                (984)
                                                              ___________________                     ________________
     OPERATING LOSS                                                     (465,086)                            (465,086)
                                                              ___________________                     ________________
LOSS ON DISPOSAL                                                         (50,000)                             (50,000)

INTEREST EXPENSE
  (including amortization of debt discount of $311,464)                 (405,789)         (311,464)          (717,253)
                                                              ___________________   _______________   ________________
     NET LOSS                                                 $         (920,875)   $     (311,464)   $    (1,232,339)
                                                              ===================   ===============   ================
BASIC AND DILUTED NET LOSS PER COMMON SHARE                   $            (0.01)   $        (0.00)   $         (0.01)
                                                              ===================   ===============   ================

               IGENE Biotechnology, Inc. and Subsidiary
              Notes to Consolidated Financial Statements
               Years ended December 31, 2006 and 2005


                                                              Previously Reported                             Restated
                                                                    September 30,                        September 30,
                                                                             2005          Restated               2005
                                                              ___________________   _______________   ________________
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                   $           30,819                      $        30,819
  Accounts receivable                                                     15,227                               15,227
  Prepaid expenses and other current assets                                9,361                                9,361
                                                              ___________________                     ________________
  TOTAL CURRENT ASSETS                                                    55,407                               55,407

  Property and equipment, net                                            110,468                              110,468
  Loans receivable from manufacturing agent                               70,982                               70,982
  Investment in and advances to unconsolidated joint venture                 ---                                  ---
  Other assets                                                             5,125                                5,125
                                                              ___________________                     ________________
  TOTAL ASSETS                                                $          241,982                      $       241,982
                                                              ===================                     ================
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                       $           94,184                      $        94,184
  Convertible debenture                                                  705,000                              705,000
  Accrued interest                                                        29,375                               29,375
                                                              ___________________                     ________________
  TOTAL CURRENT LIABILITIES                                              828,559                              828,559

LONG-TERM DEBT
  Notes payable (Net of discount)                                      5,842,267          (101,546)         5,740,721
  Convertible debentures (Net of discount)                             3,814,212        (2,184,793)         1,629,419
  Accrued interest                                                     4,700,261                            4,700,261

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative,
  Convertible, voting, series A, $.01 par value per share.
  Stated value was $18.88. Authorized 1,312,500 shares,
  issued 18,509                                                          349,450               ---            349,450
                                                              ___________________   _______________   ________________
      TOTAL LIABILITIES                                               15,534,749        (2,286,339)        13,248,410
                                                              ___________________   _______________   ________________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $.01 par value per share. Authorized
  750,000,000 shares; issued and outstanding 105,003,661
  shares.                                                              1,050,037                            1,050,037
  Additional paid-in capital                                          25,360,926         4,523,315         29,884,241
  Accumulated Deficit                                                (41,703,730)       (2,236,976)       (43,940,706)
                                                              ___________________   _______________   ________________
  TOTAL STOCKHOLDERS' DEFICIENCY                                     (15,292,767)        2,286,339        (13,006,428)
                                                              ___________________   _______________   ________________
  TOTAL LIABILITIES AND DEFICIENCY                            $          241,982                      $       241,982
                                                              ===================                     ================

               IGENE Biotechnology, Inc. and Subsidiary
              Notes to Consolidated Financial Statements
               Years ended December 31, 2006 and 2005


                                                                 Reported Quarter                     Restated Quarter
                                                                    September 30,                        September 30,
                                                                             2005       Restatement               2005
                                                              ___________________   _______________   ________________
EQUITY IN LOSS OF JOINT VENTURE                               $           52,886                      $        52,886
                                                              ___________________                     ________________
OPERATING EXPENSES
__________________
  Marketing and selling                                                   44,934                               44,934
  Research, development and pilot plant                                  196,072                              196,072
  General and administrative                                             186,104                              186,104
  Operating expenses reimbursed by Joint Venture                        (418,657)                            (418,657)
                                                              ___________________                     ________________
     TOTAL OPERATING EXPENSES                                              7,453                                7,453
                                                              ___________________                     ________________
     OPERATING PROFIT                                                     44,433                               44,433
                                                              ___________________                     ________________
GAIN ON DISPOSAL                                                           3,006                                3,006

INTEREST EXPENSE
  (including amortization of debt discount of $155,732)                 (228,934)         (155,732)          (384,666)
                                                              ___________________   _______________   ________________
     NET LOSS                                                 $         (181,495)   $     (155,732)   $      (337,227)
                                                              ===================   ===============   ================
BASIC AND DILUTED NET LOSS PER COMMON SHARE                   $            (0.00)   $        (0.00)   $         (0.00)
                                                              ===================   ===============   ================

                                                                         Reported                             Restated
                                                                Nine months ended                     Nine month ended
                                                                    September 30,                        September 30,
                                                                             2005       Restatement               2005
                                                              ___________________   _______________   ________________
EQUITY IN LOSS OF JOINT VENTURE                               $         (413,184)                     $      (413,184)
                                                              ___________________                     ________________

OPERATING EXPENSES
__________________
  Marketing and selling                                                  164,098                              164,098
  Research, development and pilot plant                                  579,161                              579,161
  General and administrative                                             621,604                              621,604
  Operating expenses reimbursed by Joint Venture                      (1,357,394)                          (1,357,394)
                                                              ___________________                     ________________
     TOTAL OPERATING EXPENSES                                              7,469                                7,469
                                                              ___________________                     ________________
     OPERATING LOSS                                                     (420,653)                            (420,653)
                                                              ___________________                     ________________
LOSS ON DISPOSAL                                                         (46,994)                             (46,994)

INTEREST EXPENSE
  (including amortization of debt discount of $467,196)                 (634,723)         (467,196)        (1,101,919)
                                                              ___________________   _______________   ________________
     NET LOSS                                                 $       (1,102,370)   $     (467,196)   $    (1,569,566)
                                                              ===================   ===============   ================
BASIC AND DILUTED NET LOSS PER COMMON SHARE                   $            (0.01)   $        (0.00)   $         (0.02)
                                                              ===================   ===============   ================

               IGENE Biotechnology, Inc. and Subsidiary
              Notes to Consolidated Financial Statements
               Years ended December 31, 2006 and 2005


                                                              Previously Reported                             Restated
                                                                   March 31, 2006       Restatement     March 31, 2006
                                                              ___________________   _______________   ________________

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                   $              ---                      $          ---
  Accounts receivable                                                      5,306                               5,306
  Prepaid expenses and other current assets                                8,437                               8,437
                                                              ___________________                     _______________
  TOTAL CURRENT ASSETS                                                    13,743                              13,743

  Property and equipment, net                                             45,386                              45,386
  Loans receivable from manufacturing agent                               19,993                              19,993
  Investment in and advances to unconsolidated joint venture                ---                                  ---
  Other assets                                                             5,125                               5,125
                                                              ___________________                     _______________
  TOTAL ASSETS                                                $           84,247                      $       84,247
                                                              ===================                     ===============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Bank Overdraft                                              $           61,715                      $       61,715
  Accounts payable and accrued expenses                                  120,510                             120,510
  Convertible debenture                                                  705,000                             705,000
  Accrued interest                                                        29,375                              29,375
                                                              ___________________                     _______________
  TOTAL CURRENT LIABILITIES                                              916,600                             916,600

LONG-TERM DEBT
  Notes payable (Net of discount)                                      5,842,267        (2,997,046)        2,845,221
  Convertible debentures                                               3,814,212        (1,995,183)        1,819,029
  Accrued interest                                                     5,088,068                           5,088,068

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative,
  Convertible, voting, series A, $.01 par value per share.
  Stated value was $19.20.  Authorized 1,312,500 shares,
  issued 18,509.                                                         355,373               ---           355,373
                                                              ___________________   _______________   _______________
  TOTAL LIABILITIES                                                   16,016,520        (4,992,229)       11,024,291
                                                              ___________________   _______________   _______________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $.01 par value per share. Authorized
  750,000,000 shares; issued and outstanding 108,222,324.              1,082,223                           1,082,223
  Additional paid-in capital                                          25,474,244         7,605,991        33,080,235
                                                              ___________________   _______________   _______________
  Accumulated Deficit                                                (42,488,740)       (2,613,762)      (45,102,502)
                                                              ___________________   _______________   _______________
  TOTAL STOCKHOLDERS' DEFICIENCY                                     (15,932,273)        4,992,229       (10,940,044)
                                                              ___________________   _______________   _______________
  TOTAL LIABILITIES AND DEFICIENCY                            $           84,247                      $       84,247
                                                              ===================                     ===============

               IGENE Biotechnology, Inc. and Subsidiary
              Notes to Consolidated Financial Statements
               Years ended December 31, 2006 and 2005


                                                                         Reported                            Restated
                                                                   Quarter Ended,                       Quarter Ended
                                                                   March 31, 2006       Restatement    March 31, 2006
                                                              ___________________   _______________   _______________
EQUITY IN LOSS OF JOINT VENTURE                               $         (189,902)                     $     (189,902)
                                                              ___________________                     _______________
OPERATING EXPENSES
__________________
  Marketing and selling                                                   42,811                              42,811
  Research, development and pilot plant                                  208,649                             208,649
  General and administrative                                             224,783                             224,783
  Operating expenses reimbursed by Joint Venture                        (399,943)                           (399,943)
                                                              ___________________                     _______________
     TOTAL OPERATING EXPENSES                                             76,300                              76,300
                                                              ___________________                     _______________
     OPERATING LOSS                                                     (266,202)                           (266,202)
                                                              ___________________                     _______________
INTEREST EXPENSE
  (including amortization of debt discount of $221,054)                 (206,399)         (221,054)         (427,453)
                                                              ___________________   _______________   _______________
     NET LOSS                                                 $         (472,601)   $     (221,054)   $     (693,655)
                                                              ===================   ===============   ===============
BASIC AND DILUTED NET LOSS PER COMMON SHARE                   $            (0.00)   $        (0.00)            (0.01)
                                                              ===================   ===============   ===============

               IGENE Biotechnology, Inc. and Subsidiary
              Notes to Consolidated Financial Statements
               Years ended December 31, 2006 and 2005


                                                              Previously Reported                            Restated
                                                                    June 30, 2006       Restatement     June 30, 2006
                                                              ___________________   _______________   _______________
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                   $            9,527                      $        9,527
  Accounts receivable                                                      8,526                               8,526
  Prepaid expenses and other current assets                                8,294                               8,294
                                                              ___________________                     _______________
  TOTAL CURRENT ASSETS                                                    26,347                              26,347

  Property and equipment, net                                             40,713                              50,059
  Loans receivable from manufacturing agent                               19,993                              19,993
  Investment in and advances to unconsolidated joint venture                 ---                                 ---
  Other assets                                                             5,125                               5,125
                                                              ___________________                     _______________
  TOTAL ASSETS                                                $           92,178                      $       92,178
                                                              ===================                     ===============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                       $         165,476                       $      165,476
  Convertible debenture                                                 705,000                              705,000
  Accrued interest                                                       11,750                               11,750
                                                              __________________                      _______________
  TOTAL CURRENT LIABILITIES                                             882,226                              882,226

LONG-TERM DEBT
  Notes payable (Net of discount)                                     5,842,267         (2,740,157)        3,102,110
  Convertible debentures (Net of discount)                            3,814,212         (1,900,378)        1,913,834
  Accrued interest                                                    5,275,946                            5,275,946

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative,
  Convertible, voting, series A, $.01 par value per share.
  Stated value was $19.04. Authorized 1,312,500 shares,
  issued 11,134                                                         215,554                ---           215,554
                                                              __________________   ________________   _______________
     TOTAL LIABILITIES                                               16,030,205         (4,640,535)       11,389,670
                                                              __________________   ________________   _______________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $.01 par value per share. Authorized
  750,000,000 shares; issued and outstanding 108,337,072
  shares.                                                             1,083,371                            1,083,371
  Additional paid-in capital                                         25,619,696          7,605,991        33,225,687
  Accumulated Deficit                                               (42,641,094)        (2,965,456)      (45,606,550)
                                                              __________________   ________________   _______________
  TOTAL STOCKHOLDERS' DEFICIENCY                                    (15,938,027)         4,640,535       (11,297,492)
                                                              __________________   ________________   _______________
  TOTAL LIABILITIES AND DEFICIENCY                            $          92,178                       $       92,178
                                                              ==================                      ===============

                                  -60-

               IGENE Biotechnology, Inc. and Subsidiary
              Notes to Consolidated Financial Statements
               Years ended December 31, 2006 and 2005



                                                                         Reported                            Restated
                                                                    Quarter Ended                       Quarter Ended
                                                                    June 30, 2006       Restatement     June 30, 2006
                                                              ___________________   _______________   _______________
EQUITY IN REPAID ADVANCES OF JOINT VENTURE                    $          171,639                      $      171,639
                                                              ___________________                     _______________
OPERATING EXPENSES
__________________
  Marketing and selling                                                   47,399                              47,399
  Research, development and pilot plant                                  237,088                             237,088
  General and administrative                                             292,231                             292,231
  Operating expenses reimbursed by Joint Venture                        (459,917)                           (459,917)
                                                              ___________________                     _______________
     TOTAL OPERATING EXPENSES                                            116,801                             116,801
                                                              ___________________                     _______________
     OPERATING PROFIT                                                     54,838                              54,838
                                                              ___________________                     _______________
INTEREST EXPENSE
  (including amortization of debt discount of $351,694)                 (207,192)         (351,694)         (558,886)
                                                              ___________________   _______________   _______________
     NET LOSS                                                 $         (152,354)   $     (351,694)   $     (504,048)
                                                              ===================   ===============   ===============
BASIC AND DILUTED NET LOSS PER COMMON SHARE                   $            (0.00)   $        (0.00)   $        (0.00)
                                                              ===================   ===============   ===============

                                                                                                              Restated
                                                              Reported Six Months                     Six Months ended
                                                              ended June 30, 2006       Restatement      June 30, 2006
                                                              ___________________   _______________   ________________
EQUITY IN LOSS OF JOINT VENTURE                               $          (18,263)                     $       (18,263)
                                                              ___________________                     ________________
OPERATING EXPENSES
__________________
  Marketing and selling                                                   90,210                               90,210
  Research, development and pilot plant                                  445,737                              445,737
  General and administrative                                             517,014                              517,014
  Operating expenses reimbursed by Joint Venture                        (859,860)                            (859,860)
                                                              ___________________                     ________________
     TOTAL OPERATING EXPENSES                                            193,101                              193,101
                                                              ___________________                     ________________
     OPERATING LOSS                                                     (211,364)                            (211,364)
                                                              ___________________                     ________________
INTEREST EXPENSE
  (including amortization of debt discount of $572,748)                 (413,591)         (572,748)          (986,339)
                                                              ___________________   _______________   ________________
NET LOSS                                                      $         (624,955)   $     (572,748)   $    (1,197,703)
                                                              ===================   ===============   ================
BASIC AND DILUTED NET LOSS PER COMMON SHARE                   $            (0.01)   $        (0.01)   $         (0.01)
                                                              ===================   ===============   ================

                                 -61-

               IGENE Biotechnology, Inc. and Subsidiary
              Notes to Consolidated Financial Statements
               Years ended December 31, 2006 and 2005



                                                              Previously Reported                               Restated
                                                               September 30, 2006       Restatement   September 30, 2006
                                                              ___________________   _______________   __________________
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                   $           25,279                      $          25,279
  Accounts receivable                                                      4,926                                  4,926
  Prepaid expenses and other current assets                                9,963                                  9,963
                                                              ___________________                     __________________
  TOTAL CURRENT ASSETS                                                    40,168                                 40,168

  Property and equipment, net                                             36,039                                 36,039
  Loans receivable from manufacturing agent                               19,993                                 19,993
  Investment in and advances to unconsolidated joint venture                 ---                                    ---
  Other assets                                                             5,125                                  5,125
                                                              ___________________                     __________________
  TOTAL ASSETS                                                $          101,325                      $         101,325
                                                              ===================                     ==================
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                       $          140,646                      $         140,646
  Convertible debenture                                                  705,000                                705,000
  Accrued interest                                                        29,375                                 29,375
                                                              ___________________                     __________________
  TOTAL CURRENT LIABILITIES                                              875,021                                875,021

LONG-TERM DEBT
  Notes payable (Net of discount)                                      5,842,267        (2,483,267)           3,359,000
  Convertible debentures (Net of discount)                             3,814,212        (1,805,573)           2,008,639
  Accrued interest                                                     5,465,888                              5,465,888

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative,
  Convertible, voting, series A, $.01 par value per share.
  Stated value was $19.52. Authorized 1,312,500 shares,
  issued 11,134                                                          217,336               ---              217,336
                                                              ___________________   _______________   __________________
     TOTAL LIABILITIES                                                16,214,724        (4,288,840)          11,925,884
                                                              ___________________   _______________   __________________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $.01 par value per share. Authorized
  750,000,000 shares; issued and outstanding 109,337,072
  shares.                                                              1,093,371                              1,093,371
  Additional paid-in capital                                          25,659,696         7,605,991           33,265,687
  Accumulated Deficit                                                (42,866,466)       (3,317,151)         (46,183,617)
                                                              ___________________   _______________   __________________
  TOTAL STOCKHOLDERS' DEFICIENCY                                     (16,113,399)        4,288,840          (11,824,559)
                                                              ___________________   _______________   __________________
  TOTAL LIABILITIES AND DEFICIENCY                            $          101,325                      $         101,325
                                                              ===================                     ==================

                                 -62-

               IGENE Biotechnology, Inc. and Subsidiary
              Notes to Consolidated Financial Statements
               Years ended December 31, 2006 and 2005



                                                                Reported Quarter,                       Restated Quarter
                                                               September 30, 2006       Restatement   September 30, 2006
                                                               __________________   _______________   __________________
EQUITY IN REPAID ADVANCES OF JOINT VENTURE                     $          11,299                      $          11,299
                                                               __________________                     __________________
OPERATING EXPENSES
__________________
  Marketing and selling                                                    5,328                                  5,328
  Research, development and pilot plant                                  173,526                                173,526
  General and administrative                                             247,241                                247,241
  Operating expenses reimbursed by Joint Venture                        (388,421)                              (388,421)
                                                               __________________                     __________________
     TOTAL OPERATING EXPENSES                                             37,674                                 37,674
                                                               __________________                     __________________
     OPERATING LOSS                                                      (26,375)                               (26,375)
                                                               __________________                     __________________
OTHER INCOME                                                              10,305                                 10,305

INTEREST EXPENSE
  (including amortization of debt discount of $351,694)                 (209,302)         (351,694)            (560,996)
                                                               __________________                     __________________
     NET LOSS                                                  $        (225,372)   $     (351,694)   $        (577,066)
                                                               ==================   ===============   ==================
BASIC AND DILUTED NET LOSS PER COMMON SHARE                    $           (0.00)   $        (0.00)   $           (0.01)
                                                               ==================   ===============   ==================

                                                                         Reported                               Restated
                                                                Nine Months Ended                      Nine Months Ended
                                                               September 30, 2006       Restatement   September 30, 2006
                                                               __________________   _______________   __________________
EQUITY IN LOSS OF JOINT VENTURE                                $          (6,964)                     $          (6,964)
                                                              ___________________                     __________________
OPERATING EXPENSES
__________________
  Marketing and selling                                                   95,538                                 95,538
  Research, development and pilot plant                                  619,263                                619,263
  General and administrative                                             764,255                                764,255
  Operating expenses reimbursed by Joint Venture                      (1,248,281)                            (1,248,281)
                                                              ___________________                     __________________
     TOTAL OPERATING EXPENSES                                            230,775                                230,775
                                                              ___________________                     __________________
     OPERATING LOSS                                                     (237,739)                              (237,739)
                                                              ___________________                     __________________
OTHER INCOME                                                              10,305                                 10,305

INTEREST EXPENSE
  (including amortization of debt discount of $924,442)                 (622,893)         (924,442)          (1,547,335)
                                                               __________________   _______________   __________________
     NET LOSS                                                  $        (850,327)   $     (924,442)   $      (1,774,769)
                                                               ==================   ===============   ==================
BASIC AND DILUTED NET LOSS PER COMMON SHARE                    $           (0.01)   $        (0.01)   $           (0.02)
                                                               ==================   ===============   ==================

                               -63-

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

                     Date  December 11, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                              Date
_________                     _____                              ____

/S/ STEPHEN F. HIU            Director, President, Chief         December 11, 2007
________________________      Technical Officer
    STEPHEN F. HIU

/S/ EDWARD J. WEISBERGER      Chief Financial Officer            December 11, 2007
________________________      (principal financial and
    EDWARD J. WEISBERGER       accounting officer)

/S/ THOMAS L. KEMPNER         Vice Chairman of Board             December 11, 2007
________________________      of Directors
    THOMAS L. KEMPNER

/S/ MICHAEL G. KIMELMAN       Chairman of the Board              December 11, 2007
________________________      of Directors
    MICHAEL G. KIMELMAN

/S/ SIDNEY R. KNAFEL          Director                           December 11, 2007
________________________
    SIDNEY R. KNAFEL

/S/ PATRICK F. MONAHAN        Director, Vice President           December 11, 2007
________________________      Secretary and
    PATRICK F. MONAHAN        Director of Manufacturing
