Form 10QSB/A
period 2007-03-31
IGENE BIOTECHNOLOGY INC
filed 2007-12-21
CIK 793160

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

                                None
 _______________________________________________________________
 (Former Name, Former Address and Former Fiscal Year, if Changed
                          Since Last Report)

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

109,437,072  shares  of  common  stock,  par  value  $.01,  as of
_________________________________________________________________
December 11, 2007.
__________________

Transitional Small Business Disclosure Format (check one):

Yes   [ ]         No    [x]

Explanatory Note:

The purpose of this Form 10QSB/A is to amend the Quarterly Report on Form 10-QSB (the "Form 10-QSB") of Igene Biotechnology, Inc. (the "Company" or "Registrant") for its quarter ended March 31, 2007, as filed with the Securities and Exchange Commission on May 14, 2007. The Company historically when valuing the shares underlying the warrants of the Company, has applied a discount to the value of the shares based on the illiquidity of the shares, applying such things as blockage discounts to the value of the shares. Based on the application of illiquidity discounts the Company felt it was an immaterial adjustment to record a valuation to the shares underlying the warrants. The Company has determined to value the shares underlying the warrants from time to time in connection with the Company's issuance of promissory notes and convertible debentures using a Black Scholes model and ignoring any discounts for illiquidity of shares or blockage discounts.

The Company has historically reported the warrants issued in connection with the Notes as having zero value and has not recognized any discount on the Notes but rather recorded the full face value of the Notes as Long Term Debt in its consolidated financial statements. Using the Black Scholes model of valuation, the warrants would be valued with a corresponding amount of original issue discount on the Notes. The amortization of this discount over the term of the Notes has required the Registrant to revise its Condensed Consolidated Financial Statements and the accompanying notes thereto in order to, among other things, reflect an increase in Additional Paid in Capital, a decrease in Long Term Debt, an increase in Accumulated Deficit, an increase in Interest Expense and an increase in Net Loss and Net Loss per Common Share, for the three months ended March 31, 2007 and 2006, as shown in the Registrant's Condensed Consolidated Financial Statements and accompanying notes included in this amended form 10-QSB.

For the convenience of the reader, this Form 10-QSB/A sets forth the Form 10-QSB originally filed with the SEC on May 14, 2007 (the "Form 10-QSB") in its entirety. However, this Form 10-QSB/A only amends certain limited statements of the Form 10-QSB, and amends and restates the Registrant's 2007 and 2006 Condensed Consolidated Financial Statements previously filed with the Form 10-QSB, in each case, solely as a result of, and to reflect the changes described above relating to the valuation of the warrants and the resulting original issue discount, and no other information in the Form 10-QSB is amended hereby. The foregoing items have not been updated to reflect other events occurring after the original filing date of the Form 10-QSB or to modify or update those disclosures affected by subsequent events.

Except for the foregoing amended information and except for information provided on the cover page hereto, this Form 10-QSB/A continues to speak as of the original filing date of the Form 10-QSB, and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Form 10-QSB or other disclosures necessary to reflect subsequent events are addressed, or will be addressed, in subsequent filings with the SEC.

                            FORM 10-QSB/A
                      IGENE Biotechnology, Inc.


                               INDEX



PART I    -     FINANCIAL INFORMATION

                                                                 Page

Condensed Consolidated Balance Sheets .........................     6

Condensed Consolidated Statements of Operations ...............     7

Condensed Consolidated Statements of Stockholders' Deficiency .     8

Condensed Consolidated Statements of Cash Flows ...............     9

Notes to Condensed Consolidated Financial Statements .......... 10-18

Management's Discussion and Analysis of Financial
Conditions and Results of Operations .......................... 19-24

Controls and Procedures ....................................... 23-24

PART II   -     OTHER INFORMATION ............................. 25-26

SIGNATURES ....................................................    27

EXHIBIT INDEX .................................................    28

                      IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

               OF THE SECURITIES EXCHANGE ACT OF 1934

                               PART I

                        FINANCIAL INFORMATION

                            IGENE Biotechnology, Inc.  and Subsidiary
                              Condensed Consolidated Balance Sheets
                                            (Restated)


                                                                 March 31,     December 31,
                                                                      2007             2006
                                                              ____________     ____________
                                                               (Unaudited)         (Note 1)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                   $     4,198      $    21,786
  Prepaid expenses and other current assets                         9,833           14,093
                                                              ____________     ____________
     TOTAL CURRENT ASSETS                                          14,031           35,879

  Property and equipment, net                                      28,898           33,571
  Investment in and advances to unconsolidated joint venture          ---              ---
  Other assets                                                      5,125            5,125
                                                              ____________     ____________
     TOTAL ASSETS                                             $    48,054      $    74,575
                                                              ============     ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                       $   131,035      $   210,424
  Convertible debenture                                               ---          705,000
  Accrued interest                                                    ---           46,570
                                                              ____________     ____________

     TOTAL CURRENT LIABILITIES                                    131,035          961,994

LONG-TERM DEBT
  Notes payable (Net of unamortized discount)                   3,872,778        3,615,889
  Convertible debentures (Net of unamortized discount)          2,960,249        2,103,444
  Accrued interest                                              5,822,201        5,655,830

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative, convertible, voting, series A, $.01 par value per share.
  Stated value was $19.84 and $19.68, respectively.
  Authorized 1,312,500 shares, issued and outstanding 11,134.
  Redemption amount $220,899                                      220,899          219,117
                                                              ____________     ____________

     TOTAL LIABILITIES                                         13,007,162       12,556,274
                                                              ____________     ____________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $.01 par value per share. Authorized
  750,000,000 shares; issued and outstanding 109,337,072
  shares.                                                       1,093,371        1,093,371
  Additional paid-in capital                                   33,265,687       33,265,687
  Accumulated deficit                                         (47,318,166)     (46,840,757)
                                                              ____________     ____________

     TOTAL STOCKHOLDERS' DEFICIENCY                           (12,959,108)     (12,481,699)
                                                              ____________     ____________

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY           $    48,054      $    74,575
                                                              ============     ============


The accompanying notes are an integral part of the condensed consolidated financial statements.


                               -6-

                       IGENE Biotechnology, Inc. and Subsidiary
                    Condensed Consolidated Statements of Operations
                                      (Unaudited)
                                      (Restated)


                                                                   Three months ended
                                                              _____________________________
                                                                 March 31,        March 31,
                                                                     2007             2006
                                                              ____________     ____________
RECOUPMENT OF LOSS (EQUITY IN LOSS) OF JOINT VENTURE          $    58,956      $  (189,902)
                                                              ____________     ____________
OPERATING EXPENSES
__________________
  Marketing and selling                                             1,892           42,811
  Research, development and pilot plant                           252,114          208,649
  General and administrative                                      202,913          224,783
  Less operating expenses reimbursed by Joint Venture            (445,044)        (399,943)
                                                              ____________     ____________

     TOTAL OPERATING EXPENSES                                      11,875           76,300
                                                              ____________     ____________

     OPERATING PROFIT (LOSS)                                       47,081         (266,202)
                                                              ____________     ____________

OTHER INCOME                                                        6,382              ---

INTEREST EXPENSE (including amortization of debt discount
     of $351,694 and $221,054, respectively)                     (530,872)        (427,453)
                                                              ____________     ____________

     NET LOSS                                                 $  (477,409)     $  (693,655)
                                                              ============     ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                   $     (0.00)     $     (0.01)
                                                              ============     ============




The accompanying notes are an integral part of the condensed consolidated financial statements.


                               -7-

                                            IGENE Biotechnology, Inc. and Subsidiary
                                 Condensed Consolidated Statements of Stockholders' Deficiency
                                                          (Unaudited)
                                                          (Restated)



                                                                               Additional                               Total
                                                  Common Stock                  Paid-in           Accumulated        Stockholders'
                                                 (shares/amount)                Capital             Deficit           Deficiency
                                           ____________________________     _______________     _______________     _______________
Balance at January 1, 2007                  109,337,072   $  1,093,371      $   33,265,687      $  (46,840,757)     $  (12,481,699)

Net loss for the three months ended
  March 31, 2007                                    ---            ---                 ---            (477,409)           (477,409)
                                           _____________  _____________     _______________     _______________     _______________
Balance at March 31, 2007                   109,337,072   $  1,093,371      $   33,265,687      $  (47,318,166)     $  (12,959,108)
                                           =============  =============     ===============     ===============     ===============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                      IGENE Biotechnology, Inc. and Subsidiary
             Condensed Consolidated Statements of Cash Flows (Restated)
                                     (Unaudited)


                                                                       Three months ended
                                                                 _____________________________
                                                                   March 31,         March 31,
                                                                        2007              2006
                                                                 ____________     ____________
Cash flows from operating activities
   Net loss                                                      $  (477,409)     $  (693,655)
   Adjustments to reconcile net loss to net cash provided
   (used) by operating activities:
     Amortization of debt discount                                   351,694          221,054
     Depreciation                                                      4,673            4,673
     Increase in preferred stock for cumulative dividend
     classified as interest                                            1,781            2,961
     Manufacturing cost paid in shares of common stock                   ---           30,360
     (Recoupment of payment) Equity in loss of joint venture         (58,956)         189,902
     Decrease (increase) in:
       Accounts receivable                                               ---           10,312
       Prepaid expenses and other current assets                       4,260           12,083
     Increase (decrease) in
       Accounts payable and accrued expenses                          40,413          224,664
                                                                 ____________     ____________
       Net cash provided by (used in) operating activities          (133,544)           2,354
                                                                 ____________     ____________
Cash flows from investing activities
     Recoupment of payment (advances) to Joint Venture                58,956         (189,902)
                                                                 ____________     ____________
       Net cash provided by (used in) investing activities            58,956         (189,902)
                                                                 ____________     ____________
Cash flows from financing activities
   Proceeds from issuance of convertible debentures                  762,000              ---
   Repayment of convertible debentures                              (705,000)             ---
   Proceeds from exercise of warrants                                    ---              788
   Bank overdraft                                                        ---           61,715
   Proceeds from exercise of employee stock options                      ---            5,300
                                                                 ____________     ____________
       Net cash provided by financing activities                      57,000           67,803
                                                                 ____________     ____________
       Net  decrease in cash and cash equivalents                    (17,588)        (119,745)

       Cash and cash equivalents at beginning of period               21,786          119,745
                                                                 ____________     ____________
       Cash and cash equivalents at end of period                $     4,198      $         0
                                                                 ============     ============

Supplementary disclosure and cash flow information
__________________________________________________

Cash paid for interest                                           $    57,637      $       ---
Cash paid for income taxes                                               ---              ---

See Note (4) for non-cash investing and financing activities.


The accompanying notes are an integral part of the condensed consolidated financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
      Notes to Condensed Consolidated Financial Statements

(1)  Unaudited consolidated financial statements

     The March 31, 2007 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of
     America. This quarterly report on Form 10-QSB should be read in conjunction with Igene's restated Annual Report on Form 10-KSB/A for the year ended December 31, 2006. The December 31, 2006 consolidated balance sheet is derived from the audited balance sheet included therein.

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

(3)  Uncertainty

     Igene has incurred net losses in each year of its existence, aggregating approximately $47,318,000 from inception to March 31, 2007 and as of March 31, 2007, Igene's liabilities exceeded its assets by approximately $12,959,000. These factors indicate that Igene may not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

     As discussed in Subsequent Event (note 11) as of October 31, 2007 Igene has terminated its relationship with the Joint Venture with Tate & Lyle. Igene maintains the saleable inventory after the termination of the relationship and is currently reviewing alternatives for a future manufacturing alternative. In the interim Igene will sell the existing inventory in order to maintain its relationship with customers and use these funds to cover expenses.

           IGENE Biotechnology, Inc. and Subsidiary
      Notes to Condensed Consolidated Financial Statements
                        (continued)


(4)  Noncash investing and financing activities

     During  the three months ended March 31, 2007 and 2006,  the
     Company recorded in each quarter dividends in arrears on  8%
     redeemable preferred stock accumulating at $.16 per share aggregating to $1,781 and $2,961, respectively.

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

(5)  Amendment to Long - Term Liabilities

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

     The funds to settle the Notes Litigation were provided by Igene's directors using the terms offered above to the debenture holders. On February 15, 2007, Igene issued and sold $762,000 in aggregate principal amount of 5% convertible debentures, 50% each to certain directors of Igene. These debentures are convertible into shares of
     Igene's common stock at $.02 per share based on the offer made to the original debenture holders as the market price of Igene's shares at the time the debentures were agreed to. These debentures, if not converted earlier, become due on February 15, 2017.

(6)  Joint Venture

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

            IGENE Biotechnology, Inc. and Subsidiary
      Notes to Condensed Consolidated Financial Statements
                          (continued)


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

            IGENE Biotechnology, Inc. and Subsidiary
      Notes to Condensed Consolidated Financial Statements
                          (continued)


     On March 29th , 2007 the Company was informed by their 50% partner in the Joint Venture, Tate and Lyle, that they determined to write down their portion of the investment in the Joint Venture. There has been no impairment charge reflected by the Joint Venture in the enclosed financial statements as they have not completed their annual impairment assessment as of March 31, 2007.

     The following schedules display certain account balances of the Joint Venture as of March 31, 2007 and the period since initial investment at March 18, 2003 (inception):


                                                              March 31,
                                                                  2007
                                                          _____________
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
                                                          =============

                                                           Period from
                                                          March 18, 2003
                                                     (initial investment) to
                                                          March 31, 2007
                                                     _______________________
     Net Sales                                            $ 31,353,167
     Less: manufacturing cost                              (51,116,994)
                                                          _____________
     Gross Profit (Loss)                                   (19,763,827)
     Less: selling, general and administrative             (14,302,539)
                                                          _____________
     Operating Loss                                        (34,066,366)
     Interest Expense                                       (4,244,994)
                                                          _____________
     Net Loss                                             $(38,311,360)
                                                          =============
     Igene's 50% equity interest in the net loss          $(19,155,680)
     Igene's Investment in and Advances
     to the Joint Venture                                   (1,433,025)
                                                          _____________
     Igene's suspended loss                               $(17,722,655)
                                                          =============

                              -13-

            IGENE Biotechnology, Inc. and Subsidiary
      Notes to Condensed Consolidated Financial Statements
                          (continued)



                                                       Quarter ended       Quarter ended
                                                      March  31, 2007     March  31, 2006
                                                      _______________     _______________
     Net Sales                                        $    3,580,288      $    3,190,139
     Less: manufacturing cost                             (8,178,136)         (3,348,894)
                                                      _______________     _______________
     Gross Profit (Loss)                                  (4,597,848)           (158,755)
     Less: selling, general and administrative            (1,212,252)         (1,104,719)
                                                      _______________     _______________
     Operating Loss                                       (5,810,100)         (1,263,474)
     Interest Expense                                       (656,460)           (700,900)
                                                      _______________     _______________
     Net Loss before taxes                                (6,466,560)         (1,964,374)
     Tax Expense                                                 ---          (1,205,900)
                                                      _______________     _______________
     Net Loss before taxes                            $   (6,466,560)     $   (3,170,274)
                                                      ===============     ===============
     Igene's 50% equity interest in the net loss      $   (3,233,280)     $   (1,585,137)
     Igene's additional Recoupment from (Investment
       in and Advances to) the Joint Venture                  58,956            (189,902)
                                                      _______________     _______________
          Igene's incremental suspended loss          $   (3,292,236)     $   (1,395,235)
                                                      ===============     ===============


(7)  Stockholders' Deficiency

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

 (8) Basic and diluted net loss per common share

     Basic and diluted net loss per common share for the three-month periods ended March 31, 2007 and 2006 are based on 109,337,072 and 107,561,565, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive. As of March 31, 2007 and 2006, potentially dilutive shares totaled 405,614,599 and 380,841,782, respectively.



                              -14-

           IGENE Biotechnology, Inc. and Subsidiary
      Notes to Condensed Consolidated Financial Statements
                          (continued)


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

(10) Recent Accounting Pronouncements

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

                              -15-

            IGENE Biotechnology, Inc. and Subsidiary
      Notes to Condensed Consolidated Financial Statements
                          (continued)


     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115." This Standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective beginning on January 1, 2008. We are currently evaluating the impact this new Standard could have on our financial position and results of operations.

(11) Subsequent Event

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

..
(12) RESTATEMENT - Quarters ended March 31, 2007 and 2006

     The Company has historically reported the warrants issued in connection with the Notes as having zero value and has not recognized any discount on the Notes but rather recorded the full face value of the Notes as Long Term Debt in its consolidated financial statements. The restatement is based on the Company's using a Black Scholes model and ignoring any discounts for illiquidity of shares or blockage discounts. The warrants are valued with a corresponding amount of discount on the Notes. The amortization of this discount over the term of the Notes has required the Registrant to revise its Condensed Consolidated Financial Statements and the accompanying notes thereto in order to, among other things, reflect an increase in Additional Paid in Capital, a decrease in Long Term Debt, an increase in Accumulated Deficit, an increase in Interest Expense and an increase in Net Loss and Net Loss per Common Share, for the quarters ended March 31, 2007 and 2006. The following presents the effect of the restatement on the Condensed Consolidated Balance Sheet and Income Statements. There was no change to the cash flows from operations for any of the periods.



                               -16-
            IGENE Biotechnology, Inc. and Subsidiary
      Notes to Condensed Consolidated Financial Statements
                           (continued)


                                                                   Previously
                                                                     Reported                           Restated
                                                                    March 31,                          March 31,
                                                                         2007       Restatement             2007
                                                                 _____________     _____________     _____________
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                      $      4,198                        $      4,198
  Accounts receivable                                                   3,750                               3,750
  Prepaid expenses and other current assets                             6,083                               6,083
                                                                 _____________                       _____________
  TOTAL CURRENT ASSETS                                                 14,031                              14,031

  Property and equipment, net                                          28,898                              28,898
  Investment in and advances to unconsolidated joint venture              ---                                 ---
  Other assets                                                          5,125                               5,125

  TOTAL ASSETS                                                   $     48,054                        $     48,054
                                                                 =============                       =============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                          $    131,035                        $    131,035
                                                                 _____________                       _____________
  TOTAL CURRENT LIABILITIES                                           131,035                             131,035

LONG-TERM DEBT
  Notes payable (Net of discount)                                   5,842,267        (1,969,489)        3,872,778
  Convertible debentures (Net of discount)                          4,576,212        (1,615,963)        2,960,249
  Accrued interest                                                  5,822,201                           5,822,201

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative, cumulative convertible, voting, series A, $.01 par value per share. Stated value was $19.84.  Authorized 1,312,500 shares,
  issued 11,134                                                       220,899               ---           220,899
                                                                 _____________     _____________     _____________

  TOTAL LIABILITIES                                                16,592,614        (3,585,452)       13,007,162
                                                                 =============     =============     =============
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $.01 par value per share. Authorized
  750,000,000 shares; issued and outstanding 109,337,042.           1,093,371                           1,093,371
  Additional paid-in capital                                       25,659,696         7,605,991        33,265,687
  Accumulated Deficit                                             (43,297,627)       (4,020,539)      (47,318,166)
                                                                 _____________     _____________     _____________
  TOTAL STOCKHOLDERS' DEFICIENCY                                  (16,544,560)        3,585,452       (12,959,108)
                                                                 _____________     _____________     _____________

  TOTAL LIABILITIES AND DEFICIENCY                               $     48,054                        $     48,054
                                                                 =============                       =============


                              -17-

            IGENE Biotechnology, Inc. and Subsidiary
      Notes to Condensed Consolidated Financial Statements
                          (continued)


                                                                     Reported                           Restated
                                                                      Quarter                            Quarter
                                                                    March 31,                          March 31,
                                                                         2007       Restatement             2007
                                                                 _____________     _____________     _____________
RECOUPMENT OF LOSS OF JOINT VENTURE                              $     58,956                        $     58,956
                                                                 _____________                       _____________
OPERATING EXPENSES
__________________
  Marketing and selling                                                 1,892                               1,892
  Research, development and pilot plant                               252,114                             252,114
  General and administrative                                          202,913                             202,913
  Operating expenses reimbursed by Joint Venture                     (445,044)                           (445,044)
                                                                 _____________                       _____________
          TOTAL OPERATING EXPENSES                                     11,875                              11,875
                                                                 _____________                       _____________
          OPERATING PROFIT                                             47,081                              47,081
                                                                 _____________                       _____________
OTHER INCOME                                                            6,382                               6,382

INTEREST EXPENSE
   (including amortization of debt discount of $351,694)             (179,178)         (351,694)         (530,872)
                                                                 _____________     _____________     _____________

NET LOSS                                                         $   (125,715)     $   (351,694)     $   (477,409)
                                                                 =============     =============     =============
BASIC AND DILUTED NET LOSS PER COMMON SHARE                      $      (0.00)     $      (0.00)     $      (0.00)
                                                                 =============     =============     =============

                                                                     Reported                           Restated
                                                                      Quarter                            Quarter
                                                                    March 31,                          March 31,
                                                                         2006       Restatement             2006
                                                                 _____________     _____________     _____________
EQUITY IN LOSS OF JOINT VENTURE                                  $   (189,902)                       $   (189,902)

OPERATING EXPENSES
__________________
  Marketing and selling                                                42,811                              42,811
  Research, development and pilot plant                               208,649                             208,649
  General and administrative                                          224,783                             224,783
  Operating expenses reimbursed by Joint Venture                     (399,943)                           (399,943)
                                                                 _____________                       _____________
          TOTAL OPERATING EXPENSES                                     76,300                              76,300

          OPERATING LOSS                                             (266,202)                           (266,202)

INTEREST EXPENSE
   (including amortization of debt discount of $221,054)             (206,399)         (221,054)         (427,453)
                                                                 _____________     _____________     _____________

NET LOSS                                                         $   (472,601)     $   (221,054)     $   (693,655)
                                                                 =============     =============     =============
BASIC AND DILUTED NET LOSS PER COMMON SHARE                      $      (0.00)     $      (0.00)     $      (0.01)
                                                                 =============     =============     =============


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

Marketing and selling expenses

     For the quarters ended March 31, 2007 and 2006, Igene recorded marketing and selling expense in the amount of $1,892 and $42,811, respectively, a decrease of $40,919 or 96%. Over the past year, the majority of the marketing and selling expenses are being incurred directly by the Joint Venture rather than being incurred by Igene and then reimbursed by the Joint Venture. It is expected that this level of marketing and selling expense will be constant as the Joint Venture assumes the marketing and sales function, based on the current level of salable product currently available. As a result of the Joint Venture, Igene is expecting an increase in salable product with a corresponding increase in sales costs incurred at the Joint Venture. These expenses have been reimbursed to Igene by the Joint Venture. However, no assurances can be made with regard to increased production from the Joint Venture or the likelihood of future reimbursements.

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

Interest expense

     Interest expense for the quarters ended March 31, 2007 and 2006, was $530,872 and $427,453, respectively, an increase of $103,419 or 24%. The interest expense was composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debenture in both periods, as well as amortization of discount on Igene's notes and debentures of $351,694 for the quarter ended March 31, 2007 and $221,054 for the quarter ended March 31, 2006.

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

Net loss and basic and diluted net loss per common share

    As a result of the foregoing, the Company reported net losses of $477,409 and $693,655, respectively, for the quarters ended March 31, 2007 and 2006, a decrease in the loss of $216,246 or 31%. This represents a loss of $0.00 and $0.01 per basic and diluted common share for the quarters ended March 31, 2007 and 2006, respectively. The weighted average number of shares of common stock outstanding of 109,337,072 and 107,561,566 for the quarters ended March 31, 2007 and 2006, respectively, has increased by 1,775,506 shares. The increase in outstanding shares resulted from primarily from the weighted average adjustment of the issuance 545,569 shares to Igene's manufacturer under the manufacturing agreement with Fermic, and 1,000,000 shares of common stock were issued to the Company's new Vice President of Manufacturing as part of his agreement in accepting the position.

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

Controls and Procedures
Item 3

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, with the participation of our Chief Executive Officer and our principal financial and accounting officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB/A. Based upon the evaluation, the Chief Executive Officer and the principal financial and accounting officer have concluded that as of the end of such fiscal quarter, our current disclosure controls and procedures were not effective, because of material weaknesses in the internal control over financial reporting described below. We have taken, and are continuing to take, steps to address these weaknesses as described below. With the exception of such weaknesses, however, the Chief Executive Officer and principal financial and accounting officer believe that our current disclosure controls and procedures are adequate to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                          (continued)


Material Weaknesses and Changes in Internal Controls. During the review of our financial statements for the three and six-month periods ended June 30, 2007, our current independent registered public accounting firm identified as a material weakness our procedure regarding our internal controls over the non-routine recording of warrants issued in connection with certain of our debt obligations. The procedure of valuation is one that that the company has always followed and has been reported in the company's previous audited and unaudited financial statements. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Since this was identified as a material weakness by our current independent registered public accounting firm in connection with its review of the financial statements in the June 30, 2007, Form 10-QSB, the transactions subject to these issues are correctly accounted for and disclosed by us in the financial statements included in this Form 10-QSB/A. However, on a going forward basis, management will continue to evaluate our internal controls over the non-routine recording of warrants issued in connection with certain of our debt obligations in order to prevent the recurrence of the circumstance that resulted in the material weakness identified in connection with the review of the financial statements in this Form 10-QSB/A.

There were no changes in Igene's internal control over financial reporting identified in connection with our evaluation of these controls during the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weaknesses.

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

            IGENE Biotechnology, Inc. and Subsidiary
                             PART II

                        OTHER INFORMATION
                           (continued)


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



                                   IGENE BIOTECHNOLOGY, INC.
                                   ______________________________
                                   (Registrant)




     Date    December 11, 2007  By /S/ STEPHEN F. HIU
             _________________     ______________________________
                                       STEPHEN F. HIU
                                       President




     Date    December 11, 2007  By /S/ EDWARD J. WEISBERGER
             _________________     _____________________________
                                       EDWARD J. WEISBERGER
                                       Chief Financial Officer

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