Form 10QSB
period 2007-06-30
IGENE BIOTECHNOLOGY INC
filed 2007-12-21
CIK 793160

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-QSB
(Mark One)

[x]     Quarterly   report   under  Section  13  or  15(D)  of  the
        Securities Exchange Act of 1934

            For the quarterly period ended June 30, 2007

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

109,437,072  shares  of  common stock, par value $.01, as of December
_____________________________________________________________________
11, 2007.
_________

Transitional Small Business Disclosure Format (check one):

Yes   [ ]          No    [x]

                             FORM 10-QSB
                      IGENE Biotechnology, Inc.


                                INDEX



PART I  -  FINANCIAL INFORMATION
                                                                   Page

  Condensed Consolidated Balance Sheets ........................      5

  Condensed Consolidated Statements of Operations ..............      6

  Condensed Consolidated Statements of Stockholders' Deficiency.      7

  Condensed Consolidated Statements of Cash Flows ..............      8

  Notes to Condensed Consolidated Financial Statements .........   9-15

  Management's Discussion and Analysis of Financial
  Conditions and Results of Operations .........................  17-19

  Controls and Procedures ......................................     20

PART II -  OTHER INFORMATION ...................................  21-22

SIGNATURES .....................................................     23

EXHIBIT INDEX ..................................................     24

                      IGENE BIOTECHNOLOGY, INC.

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

               OF THE SECURITIES EXCHANGE ACT OF 1934

                               PART I
                        FINANCIAL INFORMATION

                          IGENE Biotechnology, Inc.  and Subsidiary
                            Condensed Consolidated Balance Sheets


                                                                     June 30,      December 31,
                                                                         2007              2006
                                                                _____________     _____________
                                                                  (Unaudited)        (Restated)
                                                                                       (Note 1)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                     $    193,663      $     21,786
  Prepaid expenses and other current assets                            2,574            14,093
                                                                _____________     _____________
     TOTAL CURRENT ASSETS                                            196,237            35,879

  Property and equipment, net                                         24,224            33,571
  Investment in and advances to unconsolidated joint venture             ---               ---
  Other assets                                                         5,125             5,125
                                                                _____________     _____________

     TOTAL ASSETS                                               $    225,586      $     74,575
                                                                =============     =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                         $    150,035      $    210,424
  Convertible debenture                                                  ---           705,000
  Accrued interest                                                       ---            46,570
                                                                _____________     _____________

     TOTAL CURRENT LIABILITIES                                       150,035           961,994

LONG-TERM LIABILITIES
  Notes payable (net of unamortized discount)                      4,129,668         3,615,889
  Convertible debentures (net of unamortized discount)             3,055,054         2,103,444
  Accrued interest                                                 6,042,986         5,655,830

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred
     stock, 8% cumulative, convertible,
     voting, series A, $.01 par value per
     share. Stated value was $ 20.00 and $19.68,
     respectively.  Authorized 1,312,500
     shares, issued 11,134.                                          222,680           219,117
                                                                _____________     _____________

     TOTAL LIABILITIES                                            13,600,423        12,556,274
                                                                _____________     _____________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $.01 par value per share.
     Authorized 750,000,000 shares;
     issued and outstanding 109,337,072 shares.                    1,093,371         1,093,371
  Additional paid-in capital                                      33,265,687        33,265,687
  Accumulated deficit                                            (47,733,895)      (46,840,757)
                                                                _____________     _____________

     TOTAL STOCKHOLDERS' DEFICIENCY                              (13,374,837)      (12,481,699)
                                                                _____________     _____________

     TOTAL LIABILITIES AND
     STOCKHOLDERS' DEFICIENCY                                   $    225,586      $     74,575
                                                                =============     =============

The accompanying notes are an integral part of the condensed consolidated financial statements.


                                 -5-

                                       IGENE Biotechnology, Inc. and Subsidiary
                                   Condensed Consolidated Statements of Operations
                                                   (Unaudited)


                                                                     Three months ended             Six months ended
                                                                     June 30,       June 30,        June 30,       June 30,
                                                                         2007           2006            2007           2006
                                                                _____________  _____________   _____________  _____________
                                                                                (Restated)                      (Restated)
EQUITY IN REPAID ADVANCES (LOSS)
     OF JOINT VENTURE                                           $    199,672   $    171,639    $    258,628   $    (18,263)
                                                                _____________  _____________   _____________  _____________
OPERATING EXPENSES
__________________
  Marketing and selling                                               37,433         47,399          39,325         90,210
  Research and development                                           245,172        237,088         497,286        445,737
  General and administrative                                         275,149        292,231         478,062        517,014
  Operating expenses reimbursed by Joint Venture                    (515,442)      (459,917)       (960,486)      (859,860)
                                                                _____________  _____________   _____________  _____________

          TOTAL OPERATING EXPENSES                                    42,312        116,801          54,187        193,101
                                                                _____________  _____________   _____________  _____________

          OPERATING PROFIT (LOSS)                                    157,360         54,838         204,441       (211,364)
                                                                _____________  _____________   _____________  _____________

OTHER INCOME                                                           1,155            ---           7,537            ---

INTEREST EXPENSE (including amortization of debt discount
  of $351,695 and $351,694 for the three months ended June 30,
  2007 and 2006 respectively and $703,389 and $572,748 for the
  six months ended June 30, 2007 and 2006 respectively)             (574,244)      (558,886)     (1,105,116)      (986,339)
                                                                _____________  _____________   _____________  _____________

          NET LOSS                                              $   (415,729)  $   (504,048)   $   (893,138)  $ (1,197,703)
                                                                =============  =============   =============  =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                     $      (0.00)  $      (0.00)   $      (0.01)  $      (0.01)
                                                                =============  =============   =============  =============






The accompanying notes are an integral part of the condensed consolidated financial statements.


                                 -6-

                                               IGENE Biotechnology, Inc. and Subsidiary
                                    Condensed Consolidated Statements of Stockholders' Deficiency
                                                              (Unaudited)



                                                                                     Additional                      Total
                                                                Common Stock         Paid-in         Accumulated     Stockholders'
                                                               (shares/amount)       Capital         Deficit         Deficiency
                                                          ________________________   _____________   _____________   _____________
Balance at January 1, 2007                                 109,337,072 $ 1,093,371   $ 33,265,687    $(46,840,757)   $(12,481,699)

Net loss for the six months ended June 30, 2007                    ---         ---            ---        (893,138)       (893,138)
                                                          ____________ ___________   _____________   _____________   _____________
Balance at June 30, 2007                                   109,337,072 $ 1,093,371   $ 33,265,687    $(47,733,895)   $(13,374,837)
                                                          ============ ===========   =============   =============   =============




The accompanying notes are an integral part of the condensed consolidated financial statements.


                                 -7-

                           IGENE Biotechnology, Inc. and Subsidiary
                       Condensed Consolidated Statements of Cash Flows
                                        (Unaudited)


                                                                              Six months ended
                                                                      _______________________________
                                                                           June 30,          June 30,
                                                                               2007              2006
                                                                      _____________     _____________
                                                                                          (Restated)
Cash flows from operating activities
  Net loss                                                            $   (893,138)     $ (1,197,703)
  Adjustments to reconcile net loss to net cash used
  by operating activities:
     Amortization of debt discount                                         703,389           572,748
  Depreciation                                                               9,347             9,347
     Increase in preferred stock for cumulative dividends
       classified as interest                                                3,563             4,743
     Manufacturing cost paid in shares of common stock                         ---            30,360
     (Recoupment of payment) Equity in loss of joint venture              (258,628)           18,263

     Decrease in:
        Accounts receivable                                                    ---             7,092
        Prepaid expenses and other current assets                           11,519            12,225

     Increase in:
        Accounts payable and accrued expenses                              280,197           439,882
                                                                      _____________     _____________
  Net cash used by operating activities                                   (143,751)         (103,043)
                                                                      _____________     _____________

Cash flows from investing activities
  Recoupment of payment (advances) to joint venture                        258,628           (18,263)
                                                                      _____________     _____________

Cash flows from financing activities
  Proceeds from issuance of convertible debenture                          762,000               ---
  Repayment of convertible debenture                                      (705,000)              ---
  Proceeds from exercise of warrants                                           ---               788
  Proceeds from exercise of employee stock options                             ---            10,300
                                                                      _____________     _____________

  Net cash provided by financing activities                                 57,000            11,088
                                                                      _____________     _____________

  Net increase (decrease) in cash and cash equivalents                     171,877          (110,218)

  Cash and cash equivalents at beginning of period                          21,786           119,745
                                                                      _____________     _____________

  Cash and cash equivalents at end of period                          $    193,663      $      9,527
                                                                      =============     =============
Supplementary disclosure and cash flow information
__________________________________________________

Cash paid for interest                                                $     57,637      $     35,250
Cash paid for income taxes                                                     ---               ---

See Note (4) for non-cash investing and financing activities.





The accompanying notes are an integral part of the condensed consolidated financial statements.

              IGENE Biotechnology, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements


(1)  Unaudited consolidated financial statements

     The June 30, 2007 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operation and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This quarterly report on Form 10-QSB should be read in conjunction with Igene's Annual Report on Form 10-KSB/A for the year ended December 31, 2006. The December 31, 2006 consolidated balance sheet is derived from the audited balance sheet included therein.

     The six and three month ended June 30, 2006 condensed consolidated statements of operations, the six months ended June 30, 2006 condensed consolidated statement of cash flows, and the December 31, 2006 condensed consolidated balance sheet, contain restated financial data. The Company historically when valuing the shares underlying the warrants of the Company, has applied a discount to the value of the shares based on the illiquidity of the shares, applying such things as blockage discounts to the value of the shares. Based on the application of illiquidity discounts the Company felt it was an immaterial adjustment to record a valuation to the shares underlying the warrants. The Company has determined to value the shares underlying the warrants from time to time in connection with the Company's issuance of promissory notes and convertible debentures using a Black Scholes model and ignoring any discounts for illiquidity of shares or blockage discounts.

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

     In an effort to develop a dependable source of production, on March 18, 2003, Tate & Lyle PLC ("Tate & Lyle") and the Company announced a 50:50 joint venture to produce AstaXin(R) for the aquaculture industry. Production utilizes Tate & Lyle's fermentation capability together with the unique technology developed by Igene. Part of Tate & Lyle's existing Selby, England, citric acid facility has been modified to include the production of 1,500 tons per annum of this product. Tate & Lyle's investment of $25 million includes certain of its facility assets currently used in citric acid production. Commercial production has commenced.

              IGENE Biotechnology, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements
                             (continued)

(3)  Uncertainty

     Igene has incurred net losses in each year of its existence, aggregating approximately $47,734,000 from inception to June 30, 2007 and its liabilities exceeded its assets by approximately $13,375,000 at that date. These factors indicate that Igene will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

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

(4)  Noncash investing and financing activities

     During the six months ended June 30, 2006, 7,375 shares of redeemable preferred stock, with a recorded aggregate value of $141,600, were converted into 14,750 shares of common stock. This included the 8% Cumulative Convertible Preferred Stock, Series B and has relieved the company of this amount from long-term debt. During the six months ended June 30, 2007 and 2006, the Company recorded in each quarter dividends in arrears on 8% redeemable preferred stock accumulating at $.16 per share aggregating to $3,563 and $4,743, respectively.

     During the six months ended June 30, 2006, Fermic, Igene's manufacturing agent, earned 545,571 shares of common stock as part of the manufacturing agreement. Fermic earned 2,250 shares of common stock for each kilogram pure Astaxanthin produced and delivered as part of the agreement. The average price of .056 per share was based on the market value of the shares at the time the product was produced. With the distribution in the first quarter of 2006, Fermic has earned the 20,000,000 shares in total under the contract.

     During the six months ended June 30, 2006, 312,000 shares of common stock were issued as part of employee stock option exercises. The Company received $10,300 based on an average exercise price of $.033 per share.

     During the six months ended June 30, 2006, 7,884 warrants were exercised for $788. 7,884 new shares of common stock were issued pursuant to the exercise.

(5)  Long - Term Liabilities

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

              IGENE Biotechnology, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements
                             (continued)


     The funds to settle the Notes Litigation were provided by Igene's directors. On February 15, 2007, Igene issued and sold $762,000 in aggregate principal amount of 5% convertible debentures, 50% each to certain directors of Igene. These debentures are convertible into shares of Igene's common stock at $.02 per share. These debentures, if not converted earlier, become due on February 15, 2017.

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

     As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now takes place in the unconsolidated Joint Venture. From inception on March 18, 2003 through June 30, 2007, Igene's portion of the Joint Venture's net loss was $20,532,070. The loss was a result of a 50% interest in the following: Gross profit from inception was a negative $20,570,606 on sales of $34,836,739, less manufacturing cost of $55,407,345. Selling and general and administrative expenses were $15,521,283, and interest expense was $4,972,250. The resulting loss was $41,064,139. Igene's 50% portion of the Joint Venture loss was $20,532,070.

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

     On June 15th 2005, the Company executed a limited guarantee for one of the debt obligations of the Joint Venture. Under the terms of the limited guarantee, the Company would guarantee up to 4,200,000 British pounds sterling. The Company subsequently entered into an agreement with Tate & Lyle (the other 50% partner in the Joint Venture) whereby Tate & Lyle has agreed to arrange funds for the Joint Venture, without recourse to Igene Biotechnology, Inc., until the Joint Venture produces a regular monthly cash flow, as defined, for four consecutive months. As of July 30, 2007, the Joint Venture has not met the cash flow requirements. The Company was released from the guarantee by the bank.

              IGENE Biotechnology, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements
                             (continued)


     At June 30, 2007, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of $322,869 and its net advances to the Joint Venture amounted to $910,484, for a total of $1,233,353. Through December 31, 2006, Igene recognized $1,491,981 of the $15,922,400 loss, which existed as part of the Joint Venture. In the first quarter of 2007, the balances of the funds due to Igene was reduced by a net repayment of $58,956, representing the March 31, 2007 balance of $1,433,025. For the three months ended June 30 2007, Igene recognized a gain for the repayment of the advance for that period of $199,672. This repayment increased the suspended loss in addition to the $2,753,602 loss for the quarter. The cumulative suspended loss at June 30, 2007 is $19,298,717 and it will be carried forward to offset Igene's share of earnings from the Joint Venture, if any. The balance in the Advances to and Investment in Joint Venture account on the Company's financial statements is zero at June 30, 2007.

     On March 29, 2007 the Company was informed by their 50% partner in the Joint Venture, Tate and Lyle, that they determined to write down their portion of the investment in the Joint Venture. There has been no impairment charge reflected by the Joint Venture in the enclosed financial statements as they have not completed their annual impairment assessment as of June 30, 2007.

     The following condensed statement displays the activity of the Joint Venture for the period of initial investment at March 18, 2003 in the Joint Venture through June 30, 2007. As shown 50% of the activity, limited to Igene's investment, is recorded as part of Igene's Financial Statements as loss from investment in the Joint Venture:


                                                                     June 30,
                                                                         2007
                                                                _____________
          ASSETS
          CURRENT ASSETS
            Cash                                                $  1,211,000
            Account Receivable                                     5,697,000
            Inventory                                             11,925,000
                                                                _____________

                                                                  18,833,000
          OTHER ASSETS
            Property, plant and equipment, net                    19,958,000
            Intangibles                                           24,614,000
                                                                _____________
                 TOTAL ASSETS                                   $ 63,405,000
                                                                =============
        LIABILITIES AND EQUITY
          CURRENT LIABILITIES
            Accounts payable and accrued expenses
            (majority of which is due to one joint venturer)    $ 41,947,000
            Working capital loan                                  10,525,000
                                                                _____________
                 TOTAL LIABILITIES                                52,472,000
            Equity                                                10,933,000
                                                                _____________
                 TOTAL LIABILITIES AND EQUITY                   $ 63,405,000
                                                                =============



                                -12-

                  IGENE Biotechnology, Inc. and Subsidiary
            Notes to Condensed Consolidated Financial Statements
                                 (continued)



                                                               Period from
                                                             March 18, 2003
                                                         (initial investment) to
                                                             June 30, 2007
                                                             _____________
     Net Sales                                               $ 34,836,739
     Less: manufacturing cost                                 (55,407,345)
                                                             _____________
     Gross Profit (Loss)                                      (20,570,606)
     Less: selling, general and administrative                (15,521,283)
                                                             _____________
     Operating Loss                                           (36,091,889)
     Interest Expense                                          (4,972,250)
                                                             _____________
     Net Loss                                                $(41,064,139)
                                                             =============
     Igene's 50% equity interest in the net loss             $(20,532,070)
     Igene's Investment in and Advances to the Joint Venture   (1,233,353)
                                                             _____________
     Igene's suspended loss at June 30, 2007                 $(19,298,717)
                                                             =============


     The following statement displays the significant activity for the Joint Venture for the three and six months ended June 30, 2007.


                                                          Three Months Ended             Six Months Ended
                                                   _____________________________   _____________________________
                                                   June 30, 2007   June 30, 2006   June 30, 2007   June 30, 2006
                                                   _____________   _____________   _____________   _____________
     Net Sales                                     $  3,483,572    $  2,264,600    $  7,063,860    $  5,454,739
     Less: manufacturing cost                        (4,291,174)     (2,591,300)    (12,469,311)     (5,940,194)
                                                   _____________   _____________   _____________   _____________
     Gross Profit (Loss)                               (807,602)       (326,700)     (5,405,451)       (485,455)
     Less: selling, general and admin                (1,218,744)       (778,600)     (2,430,995)     (1,883,319)
                                                   _____________   _____________   _____________   _____________
     Operating Loss                                  (2,026,346)     (1,105,300)     (7,836,446)     (2,368,774)
     Interest Expense                                  (727,256)       (423,300)     (1,383,716)     (1,124,200)
                                                   _____________   _____________   _____________   _____________
     Net Loss Before tax                             (2,753,602)     (1,528,600)     (9,220,162)     (3,492,974)
     Reversal of tax expense                                ---       1,205,900             ---             ---
                                                   _____________   _____________   _____________   _____________
     Net Loss                                      $ (2,753,602)   $   (322,700)   $ (9,220,162)   $ (3,492,974)
                                                   =============   =============   =============   =============

     50% equity interest                           $ (1,376,801)   $   (161,350)   $ (4,610,081)   $ (1,746,487)

     Igene's Repayments from and additional
     (Investment in and Advances to
     the Joint Venture)                                 199,672         171,639         258,628         (18,263)
                                                   _____________   _____________   _____________   _____________
     Igene's incremental suspended loss for period $ (1,576,473)   $   (322,989)   $ (4,868,709)   $ (1,728,224)
                                                   =============   =============   =============   =============

(7)  Stockholders' Deficiency

     As of June 30, 2007, 22,268 shares of authorized but unissued common stock were reserved for issue upon conversion of the Company's outstanding preferred stock.

     As of June 30, 2007, 72,232,334 shares of authorized but unissued common stock were reserved for issue and exercise pursuant to the Company's Employee Stock Option Plans.

     As of June 30, 2007, 23,421,273 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $1,082,500 held by directors of the Company.

              IGENE Biotechnology, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements
                             (continued)


     As of June 30, 2007, 66,427,651 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes held by directors of the Company.

     As of June 30, 2007, 38,250,000 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes issued to the directors as part of the settlement of the ProBio notes.

     As of June 30, 2007, 205,261,073 shares of authorized but unissued common stock were reserved for the exercise of outstanding warrants.

(8)  Basic and diluted net loss per common share

     Basic and diluted net loss per common share for the six-month periods ended June 30, 2007 and 2006, are based on 109,337,072 and 107,930,385 shares, respectively, of weighted average common shares outstanding. The same figures for the three month period then ended are based upon 109,337,072 and 108,295,152 weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive. As of June 30, 2007 and 2006, potentially dilutive shares totaled 405,614,599 and 379,969,462, respectively.

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

              IGENE Biotechnology, Inc. and Subsidiary
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                             (continued)

Overview of Financial Position
______________________________

     During the six-month periods ended June 30, 2007 and 2006, in addition to the Joint Venture discussed in more detail below, the following actions materially affected the Company's financial position.

  o Increases in accounts payable and accrued expenses of $280,197 and decreases in prepaid expenses of $11,519 were sources of cash. These were in addition to decreases due from Joint Venture of $258,628.

  o The carrying value of redeemable preferred stock was increased by $3,563 in 2007 and $4,743 in 2006, reflecting cumulative unpaid dividends on redeemable preferred stock.

  o Net proceeds of borrowing provided $57,000 in net cash provided by financing activities. These funds were used to pay outstanding interest in the settlement of the Notes Litigation referenced in Note 4, entitled "Long-Term Liabilities."

  o During the six months ended June 30, 2006, 7,375 shares of redeemable preferred stock, with a recorded aggregate value of $141,600, were converted into 14,750 shares of common stock. This included the 8% Cumulative Convertible Preferred Stock, Series B preferred securities and has relieved the Company of this amount from long-term debt.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends accumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of June 30, 2007, total dividends in arrears on Igene's preferred stock were $133,608 ($12.00 per share) and are included in the carrying value of the redeemable preferred stock.

Results of Operations
_____________________

Sales and other revenue

     As part of the Joint Venture agreement, all sales are recognized through the Joint Venture. Therefore, Igene recorded no sales of AstaXin(R) since the inception of the Joint Venture on March 18, 2003.

Cost of sales and gross profit

    As with Sales Revenue, Cost of Sales and Gross Profit is recognized through the Joint Venture. As a result, Igene reported no gross profit on sales of AstaXin(R) since the inception of the Joint Venture. The Joint Venture attributes poor or negative gross profit to a combination of pricing pressure in the market and inefficiencies in production. Management expects that sales and gross profits may continue to be limited by production efficiency resulting from process research and development. Management expects the level of gross profit to improve in the future as production efficiency is realized from the Joint Venture with Tate & Lyle offsetting pricing competition, but can provide no assurances of future increased production or future increased margin.

    Additionally no cost of sales were recorded as they are also recorded as part of the Joint Venture activity.

              IGENE Biotechnology, Inc. and Subsidiary
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                             (continued)

Marketing and selling expenses

     For the quarters ended June 30, 2007 and 2006, Igene recorded marketing and selling expense in the amount of $37,433 and $47,399, respectively, a decrease of $9,966 or 21%. For the six months ended June 30, 2007 and 2006, Igene recorded marketing and selling expense in the amount of $39,325 and $90,210, respectively, a decrease of $50,885 or 56%. As a result of the Joint Venture with Tate & Lyle, Igene is expecting an increase in salable product with a corresponding increase in marketing and sales costs. These cost are being incurred as part of the selling costs of the Joint Venture. Additionally, as a result of the Joint Venture, these expenses that are incurred by Igene are reimbursed to Igene. However, no assurances can be made concerning increased production from the new facility or marketing and selling costs.

Research and development expenses

     For  the  quarter ended June 30, 2007 and 2006, Igene  recorded research  and  development  costs in  the  amount  of  $245,172  and
$237,088,  respectively, an increase of $8,084 or 3%.  For  the  six months ended June 30, 2007 and 2006, Igene recorded research and development costs in the amount of $497,286 and $445,737, respectively, an increase of $51,549 or 12%. These costs are expected to remain relatively constant at the current level in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, developing higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology. Igene is hoping this will lead to an increase in salable product at a reduced cost to Igene and the Joint Venture. However, as of October 31, 2007, the Joint Venture has been terminated and as a result the Joint Venture will no longer reimburse these costs.

Operating expenses

     General and administrative expenses for the quarter ended June 30, 2007 and 2006 were $275,149 and $292,231 respectively, a decrease of $17,082 or 6%. General and administrative expenses for the six months ended June 30, 2007 and 2006 were $478,062 and $517,014 respectively, a decrease of $38,952 or 8%. These costs are expected to remain constant at this current level. Cost levels are due to increased audit and reporting costs. Igene works to keep overhead costs at a reduced level and spend funds on research and development efforts. A portion of this cost is funded by reimbursement through the Joint Venture and the remainder is funded through operations or through contributions from directors; though none of these can be assured.

Interest expense

     Interest expense for the quarters ended June 30, 2007 and 2006 was $574,244 and $558,886, respectively, an increase of $15,358 or 3%. This includes amortization of discount on Igene's notes and debentures of $351,695 for the quarter ended June 30, 2007 and $351,694 for the quarter ended June 30, 2006. For the six months ended June 30, 2007 and 2006, interest expense was $1,105,116 and $986,339, respectively, a decrease of $118,777 or 12%. This includes amortization of discount on Igene's notes and debentures of $703,389 for the six months ended June 30, 2007 and $572,748 for the six months ended June 30, 2006. The interest expense was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debenture in both periods. It is expected this number may decrease due to the conversions by holders of long-term debt to equity.

               IGENE Biotechnology, Inc. and Subsidiary
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                             (continued)


Expenses reimbursed by Joint Venture

     As part of the Joint Venture agreement, costs incurred by Igene related to production, research and development, as well as those costs related to the marketing of AstaXin(R), are considered costs of the Joint Venture and therefore are reimbursed by the Joint Venture. For the six months ended June 30, 2007, costs reimbursed by the Joint Venture totaled $960,486. The costs covered $39,325 of marketing costs, $497,286 of research and development costs and $423,875 of general and administrative costs. For the six months ended June 30, 2006, costs reimbursed by the Joint Venture totaled $859,860. The costs covered $90,210 of marketing costs, $445,737 of research and development costs and $323,913 of general and administrative costs. However, as of October 31, 2007, the Joint Venture has been terminated and as a result the Joint Venture will no longer reimburse these costs.


Net loss and basic and diluted net loss per common share

     As a result of the foregoing, the Company reported net losses of $415,729 and $504,048, respectively, for the quarters ended June 30, 2007 and 2006, a decrease in the loss of $88,319 or 18%. This represents a loss of $.00 per basic and diluted common share in the quarters ended June 30, 2007 and 2006.

Liquidity and Capital Resources

     Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of June 30, 2007, Igene had working capital of $46,202, and cash and cash equivalents of $193,663. Currently Igene is also funded by research and development and general and administrative reimbursements from the Joint Venture.

     Cash used for operating activities during the six-month period ended June 30, 2007 and 2006 amounted to $143,751 and $103,043, respectively, an increase in cash used of $40,708.

     Cash provided by (used for) investing activities during the six-month period ended June 30, 2007 and 2006 amounted to $258,628 and ($18,263), respectively, provided by a net decrease in advances to the Joint Venture.

     Cash provided by financing activities for the six-month period ended June 30, 2007 and 2006, amounted to $57,000 and $11,088, respectively. Financing activities during the six months of 2007 were in settlement of the convertible debentures. Cash provided by financing activities during the first half of 2006 consisted primarily of employee stock option plan purchases and exercise of warrants.

     Over the next twelve months, Igene believes it will need additional working capital. Igene hopes to achieve profits from sales of AstaXin(R) through the Joint Venture. However, there can be no assurance that projected profits, if any, from sales will be sufficient for Igene to fund its continued operations.

     The  Company  does  not  believe  that  inflation  has  had   a
significant impact on its operations during the six-month periods ended June 30, 2007 and 2006.

             IGENE Biotechnology, Inc. and Subsidiary
               Management's Discussion and Analysis of
                       Controls and Procedures


Subsequent events

     On October 31, 2007, Igene Biotechnology, Inc. (the "Company") and Tate & Lyle Fermentation Products Ltd. ("T&L") entered into a Separation Agreement (the "Agreement") pursuant to which the Joint Venture Agreement dated March 19, 2003, as amended, between the parties was terminated. As part of the Agreement, the Company sold to T&L its 50% interest in the joint venture and the joint venture sold to the Company its intellectual property, inventory and certain assets and lab equipment utilized by the joint venture. The purchase price paid by T&L to the Company for its 50% interest was 50% of the joint venture's net working capital. The purchase price paid by the Company for the inventory was an amount equal to 50% of the joint venture's net working capital, the assumption of various liabilities and the current market price of the inventory, less specified amounts. The purchase price paid by the Company for the intellectual property was $1.00. The purchase price paid by the Company for the assets and lab equipment was $1,000,000. In addition, the Company agreed to pay to T&L an amount equal to 5% of the Company's gross revenues from the sale of astaxanthin up to a maximum of $5,000,000. T&L agreed for a period of five years not to engage in the astaxanthin business.


Item 3.   Controls and Procedures

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

     The funds to settle the Notes Litigation were provided by Igene's directors. On February 15, 2007, Igene issued and sold $762,000 in aggregate principal amount of 5% convertible debentures, 50% each to certain directors of Igene. These debentures are convertible into shares of Igene's common stock at $.02 per share. These debentures, if not converted earlier, become due on February 15, 2017.


Item 2.   Unregistered  Sales  of  Equity  Securities  and  Use   of
          Proceeds.

Convertible Debentures to Settle Litigation

     The funds to settle the Notes Litigation were provided by Igene's directors. On February 15, 2007, Igene issued and sold $762,000 in aggregate principal amount of 5% convertible debentures, 50% each to certain directors of Igene. These debentures are convertible into shares of Igene's common stock at $.02 per share. These debentures, if not converted earlier, become due on February 15, 2017. For more information, see Notes Litigation referenced in
Note 5, entitled "Amendment to Long - Term Liabilities."

Limitation on Payment of Dividends

     Dividends on Common Stock are currently prohibited because of the preferential rights of holders of Preferred Stock. The Company has paid no cash dividends on its Common Stock in the past and does not intend to declare or pay any dividends on its Common stock in the foreseeable future.


Item 3.  Defaults Upon Senior Securities.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends accumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of June 30, 2007, total dividends in arrears on the Company's preferred stock total $133,608 ($12.00 per share) and are included in the carrying value of the redeemable preferred stock.



                                  -21-
Item 6.  Exhibits

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



                                      IGENE BIOTECHNOLOGY, INC.
                                      ______________________________
                                      (Registrant)




     Date   December 11, 2007      By /S/ STEPHEN F. HIU
            _________________         ______________________________
                                          STEPHEN F. HIU
                                          President




     Date   December 11, 2007      By /S/ EDWARD J. WEISBERGER
            _________________         ______________________________
                                          EDWARD J. WEISBERGER
                                          Chief Financial Officer

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