Form 10QSB
period 2007-09-30
IGENE BIOTECHNOLOGY INC
filed 2007-12-21
CIK 793160

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB
(Mark One)

[x] Quarterly report under Section 13 or 15(D) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2007

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

Transitional Small Business Disclosure Format (check one):
Yes   [ ]          No   [x]

                           FORM 10-QSB
                    IGENE Biotechnology, Inc.

                              INDEX



PART I     -     FINANCIAL INFORMATION
                                                                   Page

  Condensed Consolidated Balance Sheets ........................      5

  Condensed Consolidated Statements of Operations ..............      6

  Condensed Consolidated Statements of Stockholders' Deficiency .     7

  Condensed Consolidated Statements of Cash Flows ...............     8

  Notes to Condensed Consolidated Financial Statements ..........  9-15

  Management's Discussion and Analysis of Financial
  Conditions and Results of Operations .......................... 16-20

  Controls and Procedures........................................    20

PART II   -     OTHER INFORMATION ............................... 21-22

SIGNATURES ......................................................    23

EXHIBIT INDEX ...................................................    24

                    IGENE BIOTECHNOLOGY, INC.

           QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

             OF THE SECURITIES EXCHANGE ACT OF 1934

                             PART I
                      FINANCIAL INFORMATION

                            IGENE Biotechnology, Inc.  and Subsidiary
                              Condensed Consolidated Balance Sheets

                                                                         September 30,    December 31,
                                                                                  2007            2006
                                                                         _____________   _____________
                                                                           (Unaudited)        Restated
                                                                                              (Note 1)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                              $    155,830    $     21,786
  Prepaid expenses and other current assets                                     7,498          14,093
                                                                         _____________   _____________
     TOTAL CURRENT ASSETS                                                     163,328          35,879


  Property and equipment, net                                                   5,243          33,571
  Investment in and advances to unconsolidated joint venture                      ---             ---
  Other assets                                                                  5,125           5,125

     TOTAL ASSETS                                                        $    173,696    $     74,575
                                                                         =============   =============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  $    129,705    $    210,424
  Convertible debenture                                                           ---         705,000
  Accrued interest                                                                ---          46,570
                                                                         _____________   _____________

     TOTAL CURRENT LIABILITIES                                                129,705         961,994

LONG-TERM LIABILITIES
  Notes payable (net of unamortized discount)                               4,386,559       3,615,889
  Convertible debentures (net of unamortized discount)                      3,149,859       2,103,444
  Accrued interest                                                          6,242,531       5,655,830

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred
     stock, 8% cumulative, convertible,
     voting, series A, $.01 par value per
     share. Stated value was $ 20.16
     and $19.68, respectively.  Authorized 1,312,500
     shares, issued 11,134. Redemption amount $224,461                        224,461         219,117
                                                                         _____________   _____________

     TOTAL LIABILITIES                                                     14,133,115      12,556,274
                                                                         _____________   _____________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $.01 par value per share.
     Authorized 750,000,000 shares;
     issued and outstanding 109,337,072
     shares                                                                 1,093,371       1,093,371
  Additional paid-in capital                                               33,265,687      33,265,687
  Accumulated deficit                                                     (48,318,477)    (46,840,757)
                                                                         _____________   _____________

     TOTAL STOCKHOLDERS' DEFICIENCY                                       (13,959,419)    (12,481,699)
                                                                         _____________   _____________
     TOTAL LIABILITIES AND
     STOCKHOLDERS' DEFICIENCY                                            $    173,696    $     74,575
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

                               -5-

                                   IGENE Biotechnology, Inc. and Subsidiary
                               Condensed Consolidated Statements of Operations
                                                (Unaudited)

                                                                  Three months ended                   Nine months ended
                                                          __________________________________   __________________________________
                                                             September 30,     September 30,      September 30,     September 30,
                                                                      2007              2006               2007              2006
                                                          ________________  ________________   ________________  ________________
                                                                                  (Restated)                           (Restated)
EQUITY IN REPAID ADVANCES (LOSS) OF JOINT VENTURE         $       (97,404)  $        11,299    $       161,224   $        (6,964)

OPERATING EXPENSES
__________________
  Marketing and selling                                             9,891             5,328             49,216            95,538
  Research and development                                        223,774           173,526            721,060           619,263
  General and administrative                                      188,537           247,241            666,599           764,255
  Operating expenses reimbursed by Joint Venture                 (476,167)         (388,421)        (1,436,653)       (1,248,281)
                                                          ________________  ________________   ________________  ________________
          TOTAL OPERATING EXPENSES                                (53,965)           37,674                222           230,775
                                                          ________________  ________________   ________________  ________________
          OPERATING PROFIT (LOSS)                                 (43,439)          (26,375)           161,002          (237,739)

GAIN ON DISPOSAL OF PROPERTY AND EQUIPMENT                          5,692               ---              5,692               ---

OTHER INCOME                                                        6,160            10,305             13,697            10,305
INTEREST EXPENSE (including amortization of debt discount
   of $351,695 and $351,694 for the three months ended
   September 30, 2007 and 2006 respectively and $1,055,085
   and $924,442 for the nine months ended
   September 30, 2007 and 2006 respectively)                     (552,995)         (560,996)        (1,658,111)       (1,547,335)
                                                          ________________  ________________   ________________  ________________
          NET LOSS                                        $      (584,582)  $      (577,066)   $    (1,477,720)  $    (1,774,769)
                                                          ================  ================   ================  ================
BASIC AND DILUTED NET LOSS PER COMMON SHARE               $         (0.01)  $         (0.01)   $         (0.01)  $         (0.02)
                                                          ================  ================   ================  ================




The accompanying notes are an integral part of the condensed consolidated financial statements.

                                     IGENE Biotechnology, Inc. and Subsidiary
                           Condensed Consolidated Statements of Stockholders' Deficiency
                                                   (Unaudited)



                                                                                 Additional                      Total
                                                          Common Stock           Paid-in         Accumulated     Stockholders'
                                                         (shares/amount)         Capital         Deficit         Deficiency
                                                  ____________________________   _____________   _____________   _____________
Balance at January 1, 2007                         109,337,072   $  1,093,371    $ 33,265,687    $(46,840,757)   $(12,481,699)

Net loss for the nine months ended Sept 30, 2007           ---            ---             ---      (1,477,720)     (1,477,720)
                                                  _____________  _____________   _____________   _____________   _____________
Balance at September 30, 2007                      109,337,072   $  1,093,371    $ 33,265,687    $(48,318,477)   $(13,959,419)
                                                  =============  =============   =============   =============   =============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                        IGENE Biotechnology, Inc. and Subsidiary
                                    Condensed Consolidated Statements of Cash Flows
                                                      (Unaudited)

                                                                                Nine months ended
                                                                        _______________________________
                                                                        September 30,     September 30,
                                                                                2007              2006
                                                                        _____________     _____________
                                                                                             (Restated)
Cash flows from operating activities
  Net loss                                                              $ (1,477,720)     $ (1,774,769)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
     Amortization of debt discount                                         1,055,085           924,442
     Gain on disposal of equipment                                            (5,692)              ---
     Depreciation                                                             14,020            14,020
     Manufacturing cost paid in shares of common stock                           ---            30,360
     Shares issued to new Vice President of manufacturing                        ---            50,000
     (Recoupment of payment) Equity in loss of joint venture                (161,224)            6,964
     Increase in preferred stock for cumulative dividend
     classified as interest                                                    5,344             6,524

     Decrease in:
       Accounts receivable                                                       ---            10,692
       Prepaid expenses and other current assets                               6,596            10,557

     Increase in:
       Accounts payable and accrued expenses                                 459,411           622,620
                                                                        _____________     _____________
  Net cash provided by (used in) operating activities                       (104,180)          (98,590)
                                                                        _____________     _____________
Cash flows from investing activities
  Cash proceeds from sale of property and equipment                           20,000               ---
  Recoupment of payment (advances) to joint venture                          161,224            (6,964)
                                                                        _____________     _____________
  Net cash provided (used in) investing activities                           181,224            (6,964)

Cash flows from financing activities
  Proceeds from issuance of convertible debentures                           762,000               ---
  Repayment of convertible debentures                                       (705,000)              ---
  Proceeds from exercise of warrants                                             ---               788
  Proceeds from exercise of employee stock options                               ---            10,300
                                                                        _____________     _____________

  Net cash provided by financing activities                                   57,000            11,088
                                                                        _____________     _____________

  Net increase (decrease) in cash and cash equivalents                       134,044           (94,466)

  Cash and cash equivalents at beginning of period                            21,786           119,745
                                                                        _____________     _____________

  Cash and cash equivalents at end of period                            $    155,830      $     25,279
                                                                        =============     =============
Supplementary disclosure and cash flow information
__________________________________________________
Cash paid for interest                                                  $     57,637      $     35,250

See Note (4) for non-cash investing and financing activities.



The accompanying notes are an integral part of the condensed consolidated financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
      Notes to Condensed Consolidated Financial Statements



(1)  Unaudited consolidated financial statements

     The September 30, 2007 condensed consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operation and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United
     States of America. This quarterly report on Form 10-QSB should be read in conjunction with Igene's Annual Report on Form 10-KSB/A for the year ended December 31, 2006. The December 31, 2006 condensed consolidated balance sheet is derived from the audited balance sheet included therein.

     The nine and three months ended September 30, 2006 condensed consolidated statements of operations, the nine months ended September 30, 2006 condensed consolidated statement of cash flows and the December 31, 2006 condensed consolidated balance sheet contain restated financial data. The Company historically when valuing the shares underlying the warrants of the Company, has applied a discount to the value of the shares based on the illiquidity of the shares, applying such things as blockage discounts to the value of the shares. Based on the application of illiquidity discounts the Company felt it was an immaterial adjustment to record a valuation to the shares underlying the warrants. The Company has determined to value the shares underlying the warrants using quoted market prices in connection with the Company's issuance of promissory notes and convertible debentures using a Black Scholes model and ignoring any discounts for illiquidity of shares or blockage discounts.

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

     In an effort to develop a dependable source of production, on March 18, 2003, Tate & Lyle PLC ("Tate & Lyle") and the Company announced a 50:50 joint venture to produce AstaXin(R) for the aquaculture industry. Production utilized Tate & Lyle's fermentation capability together with the unique technology developed by Igene. Part of Tate & Lyle's existing Selby, England, citric acid facility was modified to include the production of 1,500 tons per annum of this
     product.   Tate & Lyle's investment of $25 million  included
     certain of its facility assets then used in citric acid production. On October 31, 2007, the Company and Tate and Lyle terminated this joint venture (see Notes 6 and 11). The Company is currently researching and conducting due diligence in connection with entering into a contractual relationship with a third party production facility to
     manufacture AstaXin(R) previously  produced  by  the   Joint
     Venture.




                               -9-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)


(3)  Uncertainty

     Igene has incurred net losses in each year of its existence, aggregating approximately $48,318,000 from inception to September 30, 2007 and its liabilities exceeded its assets by approximately $13,959,000 at that date. These factors indicate that Igene will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

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

     During the nine months ended September 30, 2006, Fermic, Igene's manufacturing agent, earned 545,569 shares of common stock as part of the manufacturing agreement between Fermic and the Company. Fermic earned 2,250 shares of common stock for each kilogram of pure astaxanthin produced and delivered as part of the agreement. The average price was based on the market value of the shares at the time the product is produced. With the distribution in the first quarter of 2006, Fermic has earned the 20,000,000 shares in total available under the agreement. The 545,569 shares were earned at an average price of $.056 per share for 2006.

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

     During the nine months ended September 30, 2007 and 2006, the Company recorded dividends in arrears on 8% redeemable preferred stock accumulating at $.48 per share aggregating to $5,344 and $6,524, respectively on preferred stock. The accrued interest is included in the carrying value of the redeemable preferred stock.

(5)  Long-Term Liabilities

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





                              -10-
            IGENE Biotechnology, Inc. and Subsidiary
      Notes to Condensed Consolidated Financial Statements
                           (continued)


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

(6)  Joint Venture

     On March 18, 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate & Lyle"). Pursuant to a Joint Venture Agreement, the Company and Tate & Lyle agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell Astaxanthin and derivative products throughout the world for all uses other than as a nutraceutical or otherwise for direct human consumption. Tate & Lyle contributed $24,600,000 in cash to the Joint Venture, while the Company agreed to transfer to the Joint Venture its technology relating to the production of astaxanthin and assets related thereto. These assets were to be used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate & Lyle each had a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Joint Venture. The value of the Company's investment in the Joint Venture was recorded at an amount equal to the book value of the Company's consideration contributed at the creation of the Joint Venture. As the cost of the Company's technology and intellectual property had been previously expensed and had a carrying amount of zero, the initial investment in the Joint Venture has been recorded with a book value of $316,869, which represented the unamortized production costs contributed to the Joint Venture. The Company also contributed $6,000 to the capital of the Joint Venture.

     As a result of the Joint Venture, the production, sales and marketing of Astaxanthin now takes place in the unconsolidated Joint Venture. From inception on March 18, 2003 through September 30, 2007, Igene's portion of the Joint Venture's net loss was $21,826,251. The loss was a result of a 50% interest in the following: Gross profit from inception was a negative $21,304,462 on sales of $38,380,752, less manufacturing cost of $59,685,214.
     Selling and general and administrative expenses were $16,542,813, and interest expense was $5,805,227. The resulting loss was $43,652,502. Igene's 50% portion of the Joint Venture loss was $21,826,251.

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










            IGENE Biotechnology, Inc. and Subsidiary
      Notes to Condensed Consolidated Financial Statements
                           (continued)

     At September 30, 2007, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of $322,869 and its net advances to the Joint Venture amounted to $1,007,888, for a total of $1,330,757. Through December 31, 2006, Igene recognized $1,491,981 of the $15,922,400 loss, which existed as part of the Joint Venture. In the first six months of 2007, the balances of the funds due to Igene was reduced by a net repayment of $258,628, representing the June 30, 2007 balance of $1,233,353. For the three months ended September 30, 2007, Igene recognized a loss from the advance for that period of $97,404. This advance decreased the additional
     suspended   loss  of  $1,293,769  for  the   quarter.    The
     cumulative suspended loss at September 30, 2007 is $20,495,494 and it will be carried forward to offset Igene's share of earnings from the Joint Venture, if any. The balance in the Advances to and Investment in Joint Venture account on the Company's condensed consolidated financial statements is zero at September 30, 2007.

     On October 31, 2007, the Company and Tate & Lyle terminated this joint venture (see Note 11).

     The  following condensed statement displays the activity  of the Joint Venture for the period of initial investment at March 18, 2003 in the Joint Venture through September 30, 2007. As shown 50% of the activity, limited to Igene's investment, is recorded as part of Igene's Financial Statements as loss from investment in the Joint Venture:

                                                               September 30,
                                                                        2007
                                                              _______________
          ASSETS
          CURRENT ASSETS
               Cash                                           $    2,645,000
               Account Receivable                                  4,711,000
               Inventory                                          13,069,000
                                                              _______________
                                                                  20,425,000
          OTHER ASSETS
            Property, plant and equipment, net                    19,668,000
            Intangibles                                           24,614,000
                                                              _______________
                TOTAL ASSETS                                  $   64,707,000
                                                              ===============
        LIABILITIES AND EQUITY
          CURRENT LIABILITIES
            Accounts payable and accrued expenses
            (majority of which is due to one joint venturer)  $   48,419,000
            Working capital loan                                   7,628,000
                                                              _______________
                TOTAL LIABILITIES                                 56,047,000
            Equity                                                 8,660,000
                                                              _______________
                TOTAL LIABILITIES AND EQUITY                  $   64,707,000
                                                              ===============

                                                        Period from March 18, 2003
                                                         (initial investment) to
                                                               September 30,
                                                                        2007
                                                              _______________
     Net Sales                                                $   38,380,752
     Less: manufacturing cost                                    (59,685,214)
                                                              _______________
     Gross Profit (Loss)                                         (21,304,462)
     Less: selling, general and administrative                   (16,542,813)
                                                              _______________
     Operating Loss                                              (37,847,275)
     Interest Expense                                             (5,805,227)
                                                              _______________
     Net Loss                                                 $  (43,652,502)
     Igene's 50% equity interest in the net loss              $  (21,826,251)
                                                              _______________
     Igene's Investment in and Advances to the Joint Venture      (1,330,757)
                                                              _______________
     Igene's suspended loss at June 30, 2007                  $  (20,495,494)
                                                              ===============

            IGENE Biotechnology, Inc. and Subsidiary
      Notes to Condensed Consolidated Financial Statements
                           (continued)


     The  following  statement displays the significant  activity
     for  the Joint Venture for the three and nine months   ended
     September 30, 2007 and 2006.


                                                         Three Months Ended                      Nine Months Ended
                                                 _________________________________     _________________________________
                                                   Sept 30, 2007     Sept 30, 2006       Sept 30, 2007     Sept 30, 2006
                                                 _______________   _______________     _______________   _______________
     Net Sales                                   $    3,544,013    $    1,995,800      $   10,607,873    $    7,450,539
     Less: manufacturing cost                        (4,277,044)       (2,267,300)        (16,746,356)       (8,207,494)
                                                 _______________   _______________     _______________   _______________
     Gross Profit (Loss)                               (733,031)         (271,500)         (6,138,483)         (756,955)
     Less: selling, general and admin                (1,021,530)         (897,000)         (3,452,526)       (2,780,319)
                                                 _______________   _______________     _______________   _______________
     Operating Loss                                  (1,754,561)       (1,168,500)         (9,591,009)       (3,537,274)
     Interest Expense                                  (832,977)         (495,100)         (2,216,693)       (1,619,300)
                                                 _______________   _______________     _______________   _______________
     Net Loss                                    $   (2,587,538)   $   (1,663,600)     $  (11,807,702)   $   (5,156,574)
                                                 ===============   ===============     ===============   ===============
     50% equity interest                         $   (1,293,769)   $     (831,800)     $   (5,903,851)   $   (2,578,287)

     Igene's Repayments from and additional
       (Investment in and
        Advances to the Joint Venture)                 ( 97,404)           11,299             161,224            (6,964)
                                                 _______________   _______________     _______________   _______________
     Igene's incremental suspended loss
        for period                               $   (1,196,365)   $     (843,099)     $   (6,065,075)   $   (2,571,323)
                                                 ===============   ===============     ===============   ===============

(7)  Stockholders' Deficiency

     As  of  September 30, 2007, 22,268 shares of authorized  but
     unissued   common  stock  were  reserved  for   issue   upon
     conversion of the Company's outstanding preferred stock.

     As of September 30, 2007, 72,232,334 shares of authorized but unissued common stock were reserved for issue and exercise pursuant to the Company's Employee Stock Option
     Plans.

     As of September 30, 2007, 23,421,273 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes in the aggregate amount of $1,082,500 held by directors of the Company.

     As  of  September 30, 2007, 66,427,651 shares of  authorized but  unissued common stock were reserved for the  conversion
     of   outstanding  convertible  promissory  notes   held   by
     directors of the Company.

     As of September 30, 2007, 38,250,000 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes issued to the directors as part of the settlement of the ProBio notes.

     As of September 30, 2007, 205,261,073 shares of authorized but unissued common stock were reserved for the exercise of outstanding warrants.

(8)  Basic and diluted net loss per common share

     Basic and diluted net loss per common share for the nine-month periods ended September 30, 2007 and 2006, are based on 109,337,072 and 108,067,437 shares, respectively, of weighted average common shares outstanding. The same figures for the three month period then ended are based upon 109,337,072 and 108,337,072 weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive as a result of the Company's losses. As of September 30, 2007 and 2006, potentially dilutive shares totaled 405,614,599 and 369,969,462, respectively.



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

(10) Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 157 - Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. Prior to SFAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its financial position, results of operations and cash flows.

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

Critical Accounting Policies

     The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The following are critical accounting policies important to our financial condition and results presented in the financial statements and require management to make judgments and estimates that are inherently uncertain:

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

      The investment in the Joint Venture is accounted for under the equity method whereby the Company's 50% ownership percentage in the Joint Venture's equity is reflected as an asset and the changes in the Joint Venture's equity as a result of its operations is reflected in the Company's condensed consolidated statement of operations subject to certain limitations. Igene's share of losses in the Joint Venture are recognized only to the extent of Igene's consideration paid for its initial investment in the Joint Venture and any net advances Igene has made to the Joint Venture. Losses in excess of this amount are suspended from recognition in the financial statements and carried forward to offset Igene's share of the Joint Venture future income, if any. Income in the future, if any, will only be recognized once all previously deferred losses have been exhausted. The Company evaluates its investment in the Joint Venture for impairment, as it does for all other assets. The accounting policies followed by the Joint Venture are in conformity with accounting principals generally accepted in the United States of America.











                              -16-
            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Overview of Financial Position
______________________________

During the nine-month periods ended September 30, 2007 and 2006, in addition to the Joint Venture discussed in more detail below, the following actions materially affected the Company's financial position.

   o Increases  in  accounts  payable  and  accrued  expenses  of
     $459,411  and  decreases  in prepaid expenses of $6,596 were
     sources of cash.   These  were  in addition to decreases due
     from Joint Venture of $161,224.

   o The  carrying  value  of  redeemable  preferred   stock  was
     increased by $5,344 in 2007 and $6,524 in 2006, reflecting cumulative unpaid dividends on redeemable preferred stock.

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

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends accumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of September 30, 2007, total dividends in arrears on Igene's preferred stock were $135,389 ($12.16 per share) and are included in the carrying value of the redeemable preferred stock.

Results of Operations
_____________________

Sales and other revenue

     As part of the Joint Venture agreement, all sales are recognized through the Joint Venture. Therefore, Igene recorded no sales of AstaXin(R) since the inception of the Joint Venture on March 18, 2003. On October 31, 2007, the Joint Venture was terminated. It is expected that all future sales in connection with AstaXin(R) shall be recognized and recorded directly by Igene.

Cost of sales and gross profit

     As with Sales Revenue, Cost of Sales and Gross Profit were recognized through the Joint Venture. As a result, Igene reported no gross profit on sales of AstaXin(R) since the inception of the Joint Venture. The Joint Venture attributed poor or negative gross profit to a combination of pricing pressure in the market and inefficiencies in production.

     Additionally, no cost of sales was recorded as they are also recorded as part of the Joint Venture activity. On October 31, 2007 the Joint Venture was terminated. It is expected that all future Cost of Sales and Gross Profit in connection with AstaXin(R) will be recognized and recorded directly by Igene.


            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)


Marketing and selling expenses

     For the quarters ended September 30, 2007 and 2006, Igene recorded marketing and selling expense in the amount of $9,891 and $5,328, respectively, an increase of $4,563 or 86%. For the nine months ended September 30, 2007 and 2006, Igene recorded marketing and selling expense in the amount of $49,216 and $95,538, respectively, a decrease of $46,322 or 48%. During the second quarter of 2006, a Director of Marketing had been hired directly through the Joint Venture, as a result the majority of the marketing cost was incurred directly through the Joint Venture rather than being incurred by Igene then being reimbursed by the Joint Venture.

Research and development expenses

     For the quarters ended September 30, 2007 and 2006, Igene recorded research and development costs in the amount of $223,774 and $173,526, respectively, an increase of $50,248 or 29%. For the nine months ended September 30, 2007 and 2006, Igene recorded research and development costs in the amount of $721,060 and $619,263, respectively, an increase of $101,797 or 16%. These costs are expected to remain relatively constant at the current level in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, developing higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology. Igene is hoping this will lead to an increase in salable product at a reduced cost. However no assurances can be made in that regard. These costs were funded through reimbursement from the Joint Venture. However, as of October 31, 2007, the Joint Venture has been terminated, and as a result, the Joint Venture will no longer reimburse these costs.

Operating expenses

     General and administrative expenses for the quarters ended September 30, 2007 and 2006 were $188,537 and $247,241 respectively, a decrease of $58,704 or 24%. General and administrative expenses for the nine months ended September 30, 2007 and 2006 were $666,599 and $764,255 respectively, a decrease of $97,656 or 13%. These costs are expected to remain at the current level. During the nine months ended September 30, 2006, 1,000,000 shares of common stock were issued to the Company's new Vice President of Manufacturing as part of his agreement in accepting the position. The cost was expensed in the third quarter as payroll expense, at a cost of $.05 per share, for a total expense of $50,000. This is a one time cost. Igene works to keep overhead costs at a reduced level and spends funds on research and development efforts. A portion of this cost is funded by reimbursement through the Joint Venture and the remainder will need to be funded through profitable operations or through contributions from directors, though none of these can be assured. As of October 31, 2007, the Joint Venture has been terminated, and as a result, the Joint Venture will no longer reimburse these costs.

Interest expense

     Interest expense for the quarters ended September 30, 2007 and 2006 was $552,995 and $560,996, respectively, a decrease of $8,001 or 1%. This includes amortization of discount on Igene's notes and debentures of $351,695 for the quarter ended September 30, 2007 and $351,694 for the quarter ended September 30, 2006. For the nine months ended September 30, 2007 and 2006, interest expense was $1,658,111 and $1,547,335, respectively, an increase of $110,776 or 7%. This includes amortization of discount on Igene's notes and debentures of $1,055,085 for the nine months ended September 30, 2007 and $924,442 for the nine months ended September 30, 2006. The interest expense was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debenture in both periods. It is expected this number may decrease due to the conversions by holders of long-term debt to equity.








                              -18-
            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (continued)

Loss on disposal

     During the three months ended September 30, 2007, Igene sold equipment it had determined would not be of use in future operations and recorded a gain on disposal of $5,692. This is a one time occurrence.

Expenses reimbursed by Joint Venture

     Under the Joint Venture agreement, costs incurred by Igene related to production, research and development, as well as those costs related to the marketing of AstaXin(R), were considered costs of the Joint Venture and were reimbursed by the Joint Venture. For the nine months ended September 30, 2007, costs reimbursed by the Joint Venture totaled $1,436,653. The costs covered $49,216 of marketing costs, $721,060 of research and development costs and $666,377 of general and administrative costs. For the nine months ended September 30, 2006, costs reimbursed by the Joint Venture totaled $1,248,281. The costs covered $95,538 of marketing costs, $619,263 of research and development costs and $533,480 of general and administrative costs. However, as of October 31, 2007, the Joint Venture has been terminated, and as a result, the Joint Venture will no longer reimburse these costs.

Net loss and basic and diluted net loss per common share

     As a result of the foregoing, the Company reported net losses of $584,582 and $577,066, respectively, for the quarters ended September 30, 2007 and 2006, an increase in the loss of $7,516 or 1%. This represents a loss of $.01 per basic and diluted common share in the quarters ended September 30, 2007 and 2006.

Liquidity and Capital Resources

     Historically, Igene has been funded primarily by equity contributions and loans from stockholders and reimbursements received from the Joint Venture. As of September 30, 2007, Igene had working capital of $33,623, and cash and cash equivalents of $155,830.

     Cash used for operating activities during the nine-month period ended September 30, 2007 and 2006 amounted to $104,180 and $98,590, respectively, a decrease in cash used of $5,590.

     Cash provided by (used in) investing activities during the nine-month period ended September 30, 2007 and 2006 amounted to $181,224 and $(6,964), respectively, an increase of $188,188 in investing activity.

     Cash provided by financing activities for the nine-month period ended September 30, 2007 and 2006, amounted to $57,000 and $11,088, respectively. Financing activities during the nine months of 2007 were in settlement of the convertible debentures. Cash provided by financing activities during the first half of 2006 consisted primarily of employee stock option plan purchases and exercise of warrants.

     Over the next twelve months, Igene believes it will need additional working capital in order to continue as a going concern. Management is currently in the process of reviewing production facilities in an effort to replace the lost production now that the Joint Venture with Tate and Lyle has been terminated. Igene hopes to achieve profits from sales of the inventory of AstaXin(R) remaining after the termination of the Joint Venture. However, there can be no assurance that profits, if any, from sales will be sufficient for Igene to fund its continued operations.

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

Material Weaknesses and Changes in Internal Controls. During the review of our financial statements for the three and six-month periods ended June 30, 2007, our current independent registered public accounting firm identified as a material weakness our procedure regarding our internal controls over the non-routine recording of warrants issued in connection with certain of our debt obligations. The procedure of valuation is one that that the Company has always followed and has been reported in the Company's previous audited and unaudited financial statements. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Since this was identified as a material weakness by our current independent registered public accounting firm in connection with its review of the financial statements in the June 30, 2007, Form 10-QSB, the transactions subject to these issues are correctly accounted for and disclosed by us in the financial statements included in this Form 10-QSB. However, on a going forward basis, management will continue to evaluate our internal controls over the non-routine recording of warrants issued in connection with certain of our debt obligations in order to prevent the recurrence of the circumstance that resulted in the material weakness identified in connection with the review of the financial statements in this Form 10-QSB.

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





                              -20-

                    IGENE Biotechnology, Inc.
                             PART II
                        OTHER INFORMATION


Item 1.  Notes Litigation

     On November 29, 2006, the Convertible Note holders filed a complaint against the Company in the Circuit Court of Howard County, Maryland seeking payment of all outstanding amounts due under the Convertible Notes, the ("Notes Litigation".) On February 23, 2007, the Company paid $762,638, including interest, the full amount due, to the Convertible Note holders as settlement of all claims related to the Notes Litigation. The complaint was dismissed with prejudice on March 6, 2007.

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

Item 2.   Unregistered  Sales  of  Equity  Securities  and Use of
          Proceeds.

Convertible Debentures to Settle Litigation

The funds to settle the Notes Litigation were provided by Igene's directors. On February 15, 2007, Igene issued and sold $762,000 in aggregate principal amount of 5% convertible debentures, 50% each to certain directors of Igene. These debentures are convertible into shares of Igene's common stock at $.02 per share. These debentures, if not converted earlier, become due on February 15, 2017. For more information, see Notes Litigation referenced in Note 4, entitled "Long-Term Liabilities."

Limitation on Payment of Dividends

     Dividends on Common Stock are currently prohibited because of the preferential rights of holders of Preferred Stock. The
Company has paid no cash dividends on its Common Stock in the past and does not intend to declare or pay any dividends on its Common stock in the foreseeable future.

Item 3.   Defaults Upon Senior Securities.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends accumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of September 30, 2007, total dividends in arrears on the Company's preferred stock total $135,389 ($12.16 per share) and are included in the carrying value of the redeemable preferred stock.



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

     Exhibit 10.1 - Separation Agreement dated October 31, 2007 between Igene Biotechnology, Inc. and Tate & Lyle Fermentation Products Ltd., constituting Exhibit
             10.1 to the Form 8-K filed by the Company on November 6, 2007.

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



                                IGENE BIOTECHNOLOGY, INC.
                                _________________________________
                                (Registrant)




   Date   December 11, 2007  By /S/ STEPHEN F. HIU
                                _________________________________
                                    STEPHEN F. HIU
                                    President




   Date   December 11, 2007  By /S/ EDWARD J. WEISBERGER
                                _________________________________
                                    EDWARD J. WEISBERGER
                                    Chief Financial Officer

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

     Exhibit 10.1 - Separation Agreement dated October 31, 2007 between Igene Biotechnology, Inc. and Tate & Lyle Fermentation Products Ltd., constituting Exhibit
             10.1 to the Form 8-K filed by the Company on November 6, 2007.

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