Form 10KSB
period 2007-12-31
IGENE BIOTECHNOLOGY INC
filed 2008-05-06
CIK 793160

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-KSB
 (Mark One)

[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934.

           For the fiscal year ended December 31, 2007

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                 Commission file number 0-15888
                 ______________________________

                    IGENE Biotechnology, Inc.
        ______________________________________________
        (Name of Small Business Issuer in Its Charter)

              Maryland                         52-1230461
   ________________________________     ______________________
   (State or other jurisdiction of      (I.R.S. Employer
    incorporation or organization)       Identification Number)

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

     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

     YES   [ ]          NO   [X]

     State  issuer's  revenues for its most  recent  fiscal  year
$2,286,730

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,012,436 as of April 11, 2008
                          _______________________________
(Note: The officers and directors of the issuer are considered affiliates for purposes of this calculation.)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
As  of  April  11,  2008  there  were  110,337,072  shares of the
_________________________________________________________________
issuer's common stock outstanding.
_________________________________

                                  -1-
CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS"  OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

EXCEPT FOR HISTORICAL FACTS, ALL MATTERS DISCUSSED IN THIS REPORT, WHICH ARE FORWARD-LOOKING, INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. CERTAIN STATEMENTS IN THIS REPORT SET FORTH MANAGEMENT'S INTENTIONS, PLANS, BELIEFS, EXPECTATIONS OR PREDICTIONS OF THE FUTURE BASED ON CURRENT FACTS AND ANALYSES. WHEN WE USE THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "ESTIMATE," "TARGET," "INTEND" OR SIMILAR EXPRESSIONS, WE INTEND TO IDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENT, DUE TO A VARIETY OF FACTORS, RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, COMPETITIVE PRESSURES FROM OTHER COMPANIES AND WITHIN THE BIOTECH INDUSTRY, ECONOMIC CONDITIONS IN THE COMPANY'S PRIMARY MARKETS, EXCHANGE RATE FLUCTUATIONS, REDUCED PRODUCT DEMAND, INCREASED COMPETITION, INABILITY TO PRODUCE REQUIRED CAPACITY, UNAVAILABILITY OF FINANCING, GOVERNMENT ACTION, WEATHER CONDITIONS AND OTHER UNCERTAINTIES, INCLUDING THOSE DETAILED IN "RISK FACTORS" THAT ARE INCLUDED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS. IF ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR IF THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPECTED OR PROJECTED. WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT ANY EVENT OR CIRCUMSTANCE THAT MAY ARISE AFTER THE DATE OF THIS REPORT, OTHER THAN AS MAY BE REQUIRED BY APPLICABLE LAW OR REGULATION.

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

     IGENE Biotechnology, Inc. ("Igene" or the "Company") was incorporated in the State of Maryland on October 27, 1981 to develop, produce and market value-added specialty biochemical products. Igene is a supplier of natural astaxanthin, an essential nutrient in different feed applications and a source of pigment for coloring farmed salmon species. Igene is also venturing to supply astaxanthin as a nutraceutical ingredient. Igene is focused on research and development in the areas of fermentation technology, nutrition and health and the marketing of products and applications worldwide. Igene is the developer of AstaXin(R), a natural astaxanthin product made from yeast, which is used as a source of pigment for coloring farmed salmonids.

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

     In 2000, Igene formed a wholly-owned subsidiary in Chile, Igene Chile Comercial, Ltda. The subsidiary has a sales and customer service office in Puerto Varas, Chile, and a product warehouse in Puerto Montt, Chile.

     In an effort to develop a dependable source of production, on March 19, 2003, Tate & Lyle PLC ("Tate") and Igene announced a 50:50 joint venture to produce AstaXin(R) for the aquaculture industry, which we refer to as the "Joint Venture." Production utilized Tate's fermentation capability together with the unique technology developed by Igene. Part of Tate's existing citric acid facility located in Selby, England, was modified to include the production of this product. Tate's investment of approximately $24,600,000 included certain of its facility assets that were used in citric acid production. Igene's contribution to the Joint Venture, including its intellectual property and its subsidiary in Chile, was valued by the parties as approximately equal to Tate's contribution. For accounting purposes Igene's accounting contribution was valued at zero.

     On October 31, 2007, Igene and Tate entered into a Separation Agreement pursuant to which the Joint Venture Agreement was terminated. As part of the Separation Agreement, Igene sold to Tate its 50% interest in the Joint Venture and the Joint Venture sold to Igene its intellectual property, inventory and certain assets and lab equipment utilized by the Joint Venture as well as Igene's subsidiary in Chile. The purchase price paid by Tate to Igene for its 50% interest in the Joint Venture was 50% of the Joint Venture's net working capital. The purchase price paid by Igene for the inventory was an amount equal to 50% of the Joint Venture's net working capital, the assumption of various liabilities and the current market price of the inventory, less specified amounts. In addition, Igene agreed to pay to Tate an amount equal to 5% of Igene's gross revenues from the sale of astaxanthin up to a maximum of $5,000,000. Tate agreed for a period of five years not to engage in the astaxanthin business.

     As a result of the Joint Venture termination, Igene is not currently producing astaxanthin products, and is researching several  alternatives for a potential new source  of  production.
At the current pace, Igene expects to have inventories of existing product necessary to meet demand through the third quarter of 2008. Igene expects to be out of the market for an uncertain period of time following the third quarter of 2008 until a new source of production can be identified, commence operations and yield salable product.

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

     In  a  notice published in the Federal Register on  July  6,
2000, the FDA announced the amendment of its color additive regulations to provide for the safe use of Phaffia yeast, such as that in Igene's product, AstaXin(R), as a color additive in aquaculture feeds. This ruling, which became effective August 8, 2000, allows Igene to market its product, AstaXin(R), for aquaculture feeds and fish produced in, or imported into, the United States. This ruling is available to the public in the Federal Register. Igene has also previously obtained approval for AstaXin(R) from the Canadian Food Inspection Agency (CFIA). Additional foreign approval applications for AstaXin(R) have been granted in the European Union.

     In July 2000, Igene also obtained clearance from the FDA to market AstaXin(R) as a human dietary supplement in the United States. Scientific literature indicates that natural astaxanthin, such as that in Igene's product, AstaXin(R), may offer health benefits for humans due to its antioxidant properties. The FDA notification and Igene's submissions are available to the public from the FDA. Comparable agencies in the European Union and other foreign countries may have their own additional registration procedures. No additional applications for approval of AstaXin(R) as a human nutritional supplement have yet been submitted.

     Igene has not incurred and does not anticipate any material environmental compliance costs.

Research and Development

     As  of  December 31, 2007, Igene had expended  approximately
$17,253,000 on research and development since its inception on October 27, 1981. The costs listed below for 2007 and 2006 were reimbursed by the Joint Venture through October 31, 2007. Sales of astaxanthin (through Igene and the Joint Venture) resulted in revenues of $49,400,000 as of December 31, 2007, $39,500,000 of
which were realized through the Joint Venture. From November 1, through December 31, 2007, $2,286,730 of this revenue was recorded on the books of Igene. Igene will continue to incur research and development costs in connection with improvements in its existing processes and products, but it does not anticipate development of new processes and products in 2008.

     Research and development expenditures for each of the last two years are as follows:

     2007   $ 983,610
     2006   $ 847,598

     Igene's research and development activities have resulted in the development of processes to produce the products hereinafter discussed.

Commercial Products

     AstaXin(R)

     AstaXin(R) is Igene's registered trademark for its dried yeast product made from a proprietary strain of yeast developed by Igene. AstaXin(R) is a natural source of astaxanthin, a pigment which imparts the characteristic red color to the flesh of salmon, trout, prawns and certain other types of fish and shellfish. In the ocean, salmon and trout obtain astaxanthin from krill and other planktonic crustaceans in their diet. A krill and crustacean diet would be prohibitively expensive for farm-raised salmonids. Without the addition of astaxanthin, the flesh of such fish is a pale, off-white color, which is less appealing to consumers expecting the characteristic "salmon-colored" fish. Fish feeding trials in Europe, Asia, and North and South America have demonstrated the efficacy of AstaXin(R) in pigmenting fish. An estimated 1,000,000 metric tons of farm-raised salmon are produced annually worldwide. The Joint Venture derived revenue during 2007 and 2006 from sales of AstaXin(R), the majority of which sales were to fish producers in the aquaculture industry in Chile. Additional revenues were derived from sales exported to the European Union, Japan and Canada, and marketing efforts for AstaXin(R) are intended for Norway. Marketing efforts are through Igene personnel to both farmers and feed manufacturers.

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

     During 2001, Igene began investigating other possible commercial uses of astaxanthin, including its application as a human nutritional supplement. Igene has formulated natural astaxanthin as a super-antioxidant, AstaXin(R), for the North American dietary supplement market. Antioxidants are one of the largest product categories in the health and nutrition industry. Attempts to pursue this business have only been minimal.

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

     All patents and trademarks are carefully reviewed and those with no foreseeable commercial value are abandoned to eliminate costly maintenance fees. Patents and trademarks on technology and products with recognized commercial value, and which Igene is currently maintaining, include those for AstaXin(R), have various remaining lives ranging from 1 to 22 years.

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

     Several companies are also known to be developing and marketing other natural astaxanthin products. Some of these companies' products are made from algae, while others are made from yeast. Igene believes that AstaXin(R) will compete with other companies' astaxanthin products which are made from algae, due to Igene's higher production capacity and lower production costs, but can provide no assurances in that regard. Igene also believes that AstaXin(R) will compete with other companies' astaxanthin products which are also made from yeast due to Igene's proprietary process to disrupt yeast cell walls, which, as studies have shown, makes AstaXin(R) more readily absorbed by fish.

     Igene is also beginning to explore the possible use of AstaXin(R) as a human nutritional supplement. This market is attractive because of potentially higher profit margins. Other companies are known to also be developing and marketing astaxanthin products for the human nutritional supplement market. Igene cannot yet predict how competitive it would be in this market.

     With the termination of the Joint Venture, Igene has undertaken the process of negotiating for new manufacturing capacity. The Company estimates the current supply of AstaXin(R) product will be sold by the fourth quarter of 2008. In finding a new manufacturing facility, Igene will need to locate a fermentation facility that will provide both a dependable and a cost effective structure. Should Igene be able to accomplish this, it would then need to reenter the market place.

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

Employees

     At December 31, 2007, Igene had 18 full-time employees. Five full-time employees are in administration and/or marketing, while the remainder are engaged in research, process development and support of manufacturing activities. Fourteen employees are based in the U.S, and four are based in Chile. Igene also utilizes various consultants on an as-needed or short-term basis.

     None of Igene's employees are represented by a labor union and Igene has experienced no work stoppages. Igene believes its relations with its employees are satisfactory.

ITEM 2.   DESCRIPTION OF PROPERTY

     Igene leases approximately 8,500 square feet of space in the Oakland Ridge Industrial Park located at 9110 Red Branch Road, Columbia, Maryland. Igene occupies the space under a lease extension expiring on January 31, 2011. The approximate current annual rental expense is $126,000. Approximately 2,000 square feet of this space is used for executive and administrative offices and approximately 2,500 feet is used for research and development activities. The remaining 4,000 square feet of space is used for Igene's intermediate-stage or scale-up pilot plant facility.

     Igene leases approximately 220 square feet of office space in Puerto Varas, Chile to conduct marketing and technical support
activities  by  its  full-time technical  representatives.   This
lease renews annually in December of each year unless terminated by prior notice. Igene also leases warehouse space on a month-to-month basis as needed for product storage in Chile.

     Igene currently owns or leases sufficient equipment and facilities for its research operations and all of this equipment is in satisfactory condition and is adequately insured. There are no current plans for improvement of this property. If demand for Igene's product continues to increase, Igene plans to lease additional warehouse space as needed in Chile.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which Igene is a party or to which any of Igene's properties are subject; nor are there material proceedings known to be contemplated by any governmental authority; nor are there material proceedings known to Igene, pending or contemplated, in which any of Igene's directors, officers, affiliates or any principal security holders, or any associate of any of the foregoing, is a party or has an interest adverse to us, except as set forth below.

     In connection with the issuance of convertible notes by Igene in 2001 to each of NorInnova AS (formerly Forskningsparken I Tromso AS), Knut Gjernes, Magne Russ Simenson and Nord Invest AS (collectively, the "note holders"), which convertible notes matured in November 2004, the note holders filed a compliant against Igene in Circuit Court of Howard County, Maryland on November 29, 2006 seeking payment of all outstanding amounts due under the convertible notes. On February 23, 2007, Igene, paid an aggregate amount of $762,638 to the note holders as settlement of all claims related to the convertible notes. The complaint was dismissed with prejudice on March 6, 2007.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.
                               PART II

ITEM 5.   MARKET   FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS  AND SMALL BUSINESS ISSUER PURCHASES OF  EQUITY
          SECURITIES

Common Stock

     Commencing on or about June 12, 1989, Igene's common stock began trading on the over-the-counter market on a limited basis and is quoted on the National Quotation Bureau's OTC "bulletin board". The following table shows, by calendar quarter, the range of representative bid prices for Igene's common stock for 2007 and 2006.

               Calendar Quarter           High            Low
               ________________          ______          ______
     2007:     First Quarter             $.0250          $.0200
               Second Quarter            $.0500          $.0200
               Third Quarter             $.0350          $.0200
               Fourth Quarter            $.0230          $.0100

     2006:     First Quarter             $.1200          $.0400
               Second Quarter            $.1200          $.0360
               Third Quarter             $.0600          $.0250
               Fourth Quarter            $.0420          $.0090

     Igene obtained the above information through Pink Sheets, LLC, a national quotation bureau. Such quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions. The above quotations do not reflect the "asking price" quotations of the stock.

     The approximate number of record holders of Igene's common stock as of April 11, 2008 was 250. As of April 11, 2008, the high bid and low offer prices for the common stock, as shown on the "over-the-counter bulletin board" were $.020 and $.015, respectively.

Dividend Policy

     When and if funds are legally available for such payment under statutory restrictions, Igene may pay annual cumulative dividends on the preferred stock of $.64 per share on a quarterly basis. During 1988, Igene declared and paid a cash dividend of $.16 per share on its preferred stock. In December 1988, Igene suspended payment of the quarterly dividend of $.16 per share of preferred stock. No dividends have been declared or paid since 1988. Any resumption of dividend payments on preferred stock would require significant improvement in cash flow. Preferred stock dividends are payable when and if declared by Igene's board. Unpaid dividends accumulate for future payment or addition to the liquidation preference and redemption price of the preferred stock. As of December 31, 2007, total dividends in arrears on Igene's preferred stock equaled $137,171 (or $12.32 per share) on Igene's Series A Preferred Stock and are included in the carrying value of the Series A Preferred Stock.

     Dividends on common stock are currently prohibited because of the preferential rights of holders of preferred stock. Igene has paid no cash dividends on its common stock in the past and does not intend to declare or pay any dividends on its common stock in the foreseeable future.

8% Notes

     Pursuant to the terms of an Indenture dated as of March 31, 1998, as amended (the "Indenture") between Igene and American Stock Transfer & Trust Company, as Trustee (the "Trustee"), Igene issued and sold $5,000,000 of its 8% notes (the "8% Notes"). Concurrently with the issuance of the 8% Notes, Igene issued, pursuant to a Warrant Agreement by and between Igene and American Stock Transfer & Trust Company (the "Warrant Agent") dated as of March 31, 1998, as amended (the "Warrant Agreement"), 50,000,000 warrants to purchase shares of Igene common stock for $.10 per share expiring March 31, 2008. The warrant purchase price under the Warrant Agreement was reduced to $.075 per share, and the maturity date of the 8% Notes was extended to March 31, 2006, by an amendment dated March 18, 2003 and approved by the requisite number of holders of the securities.

     On March 28, 2006, Igene and American Stock Transfer & Trust Company, in its capacity as Trustee and Warrant Agent, entered into a Second Amendment to Indenture, Securities, Warrant Agreement and Warrant Certificates (the "Second Amendment") that extended the maturity date of the 8% Notes to March 31, 2009, and reduced the warrant price under the Warrant Agreement from $.075 to $.056 per share.

Securities Authorized for Issuance Under Equity Incentive Plans

  Equity Compensation Plan Information as of December 31, 2007


                                                                                   Number of securities
                                                                                   remaining available for
                                                                                   future issuance under
                         Number of securities to      Weighted-average             equity compensation
                         be issued upon exercise      exercise price of            plans (excluding
                         of outstanding options,      outstanding options,         securities reflected in
Plan category            warrants and rights          warrants and rights          column (a))
_____________            _______________________      _______________________      _______________________
                                   (a)                          (b)                          (c)
  Equity compensation          44,845,000                        $.059                    27,387,334
  plans approved by
  security holders<F1>

  Equity compensation                 ---                          ---                           ---
  plans not approved by
  security holders
                         _______________________      _______________________      _______________________
     TOTAL                     44,845,000                        $.059                    27,387,334
                         _______________________      _______________________      _______________________

<F1>   Includes  Igene's 2001 Stock Incentive Plan,  1997  Stock
       Option Plan and 1986 Stock Option Plan (collectively, the
       "Plans").

Sales of Unregistered Securities

     During the first quarter of 2006, Igene's manufacturing agent, Fermic, earned 545,569 shares of common stock as part of the manufacturing agreement between Igene and Fermic. Fermic earns 2,250 shares of common stock for each kilogram of pure astaxanthin produced and delivered, up to 20,000,000 shares, as part of the manufacturing agreement. The average price is based on the market value of the shares at the time the product was produced. The 545,569 shares were earned at an average price of $.056 per share for 2006. Through December 31, 2006, all
20,000,000  shares  have  been  earned  under  the  manufacturing agreement. Igene relied on the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, to issue the shares to Fermic. Igene relied on the representations and warranties of Fermic made in the manufacturing agreement in claiming the aforementioned exemption, including the representation that Fermic is an "accredited investor" as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.

     On September 30, 2006, Igene issued 1,000,000 shares of common stock to the Joint Venture's new Vice President of
Manufacturing,  Joseph  Downs,  as  part  of  his  agreement   in
accepting the position. The cost was expensed in the third quarter 2006 as payroll expense, at a cost of $0.05 per share, for a total expense of $50,000. The shares of common stock were issued pursuant to the exemption from registration provided under
Section 4(2) of the Securities Act, as Mr. Downs is an executive of the Company.

     On October 15, 2007, Mr. Monahan, Igene's Vice-President, Secretary and Director of Manufacturing, was issued 1,000,000 shares of Igene's common stock, valued at $21,000, in connection with his employment with, and services to, Igene. The shares of common stock were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act, as Mr. Monahan is an executive officer of the Company.

Default Upon Senior Securities

     As previously stated in Igene's quarterly report on Form 10-QSB for the third quarter of 2001 filed on November 13, 2001, Igene entered into Convertible Promissory Notes (the "Convertible Notes") with each of the following note holders for the following respective amounts (a) NorInnova AS (formerly Forskningsparken I Tromso AS) for $106,500; (b) Knut Gjernes for $7,500; (c) Magne Russ Simenson for $378,000; and (d) Nord Invest AS for $313,000. Each of the Convertible Notes had a maturity date of November 1, 2004. On November 18, 2005, each of the holders of Convertible Notes provided Igene with written notice of default under each of the Convertible Notes.

     On November 29, 2006, holders of the Convertible Notes filed a complaint against Igene in the Circuit Court of Howard County, Maryland seeking payment of all outstanding amounts due under the Convertible Notes. On February 23, 2007, Igene, paid $762,638 to the Convertible Note holders as settlement of all claims related to the Convertible Notes. The complaint was dismissed with prejudice on March 6, 2007.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

     Certain statements in this report set forth management's intentions, plans, beliefs, expectations or predictions of the future based on current facts and analyses. Actual results may differ materially from those indicated in such statements, due to a variety of factors including competitive pressures from other companies and within the biotech industry, economic conditions in Igene's primary markets, exchange rate fluctuations, reduced product demand, increased competition, unavailability of production capacity, unavailability of financing, government action, weather conditions and other uncertainties, including those detailed in "Risk Factors" that are included from time to time in Igene's Securities and Exchange Commission (the "SEC") filings.

Results of Operations

     On March 19, 2003, Igene entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd., a subsidiary of Tate & Lyle PLC ("Tate") pursuant to which Igene and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell astaxanthin and derivative products throughout the world for all uses other than as a nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 to the Joint Venture, which included certain of its facility assets previously used in citric acid production, while

Igene transferred to the Joint Venture its technology relating to the production of astaxanthin and assets related thereto. The initial value of Igene's investment in the Joint Venture had been recorded at an amount equal to the book value of Igene's consideration contributed at the creation of the Joint Venture. As the cost of Igene's technology and intellectual property had been previously expensed and had a carrying amount of zero, the investment in the Joint Venture had been recorded with a book value of $316,869, which represents the unamortized production costs contributed to the Joint Venture. In addition, Igene also contributed $6,000 to the capital of the Joint Venture. Sales and cost of sales activity were recorded as part of the operations of the unconsolidated venture.

     On October 31, 2007, Igene and Tate entered into a Separation Agreement pursuant to which the Joint Venture Agreement was terminated. As part of the Agreement, Igene sold to Tate its 50% interest in the Joint Venture and the Joint Venture sold to Igene its intellectual property, inventory and certain assets and lab equipment utilized by the Joint Venture as well as the Chilean sales subsidiary. The purchase price paid by Tate to Igene for its 50% interest was 50% of the Joint Venture's net working capital. The purchase price paid by Igene for the inventory was an amount equal to 50% of the Joint Venture's net working capital, the assumption of various liabilities and the current market price of the inventory, less specified amounts. In addition, Igene agreed to pay to Tate an amount equal to 5% of Igene's gross revenues from the sale of astaxanthin up to a maximum of $5,000,000. Tate agreed for a period of five years not to engage in the astaxanthin business.

     As a result of the Joint Venture termination, Igene is now researching several alternatives for a potential new source of production. At the current pace, Igene expects to have inventories of existing product necessary to meet demand through the third quarter of 2008. Igene expects to be out of the market for an uncertain period of time following the third quarter of 2008 until a new source of production can be identified, commence operations and yield salable product.

     As a result of the Joint Venture, the production, sales and marketing of astaxanthin through October 2007 took place through the unconsolidated Joint Venture. From inception on March 18, 2003 through the Joint Venture's final reporting on September 30, 2007, Igene's portion of the Joint Venture's net loss was $21,826,251. The loss was a result of a 50% interest in the following: Gross profit from inception was a negative $21,304,462 on sales of $38,380,752, less manufacturing cost of $59,685,214. Selling and general and administrative expenses were $16,542,813, and interest expense was $5,805,227. The resulting loss was $43,652,502. Igene's 50% portion of the Joint Venture loss was $21,826,251.

      Because  Igene accounted for its investment  in  the  Joint
Venture under the equity method of accounting, it would ordinarily recognize a loss representing its 50% equity interest in the loss of the Joint Venture. However, losses in the Joint Venture are recognized only to the extent of the Investment In and Advances To the Joint Venture. Losses in excess of this amount were suspended from recognition in the financial statements and were carried forward to offset Igene's share of the Joint Venture's future income, if any.

     At  September  30,  2007,  prior to the recognition  of  its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of $322,869 and its net advances to the Joint Venture amounted to $1,007,888, for a total of $1,330,757. Through December 31, 2006, Igene recognized $1,491,981 of the $15,922,400 loss, which existed as part of the Joint Venture. In the first six months of 2007, the balances of the funds due to Igene were reduced by a net repayment of $258,628, representing the June 30, 2007 balance of $1,233,353. For the three months ended September 30, 2007, Igene recognized a loss from the advance for that period of $97,404. This advance decreased the additional suspended loss of $1,293,769 for the quarter. The cumulative suspended loss at September 30, 2007 was $20,495,494 and it was sold as part of the termination of the Joint Venture.

Sales and other revenue

     As part of the Joint Venture Agreement, all sales of AstaXin(R) prior to October 31, 2007 were recognized through the Joint Venture. Therefore, Igene recorded no sales during 2006 or in 2007 prior to October 31, 2007. During November and December of 2007, Igene recorded sales of $2,286,730. Sales had been limited in past years due to insufficient production quantity and are expected to decline to zero sometime during the third quarter of 2008 and remain negligible until a source of production can be identified and production begins. Igene is currently researching various alternatives for future production but has not yet engaged any new source of production. Management believes that this decision is of fundamental importance to Igene and continues to seek an appropriate production partner.

                               -9-
Cost of sales and gross profit

     As with sales revenue, beginning July 2003 through October 31, 2007, cost of sales and gross profit were recognized through the Joint Venture. Therefore, Igene recorded no cost of sales or gross profit during 2006 or in 2007 prior to October 31, 2007. During November and December of 2007, Igene recorded cost of sales of $1,681,632. This resulted in a gross profit for the period of $605,098, or 26%. The increase in gross profit is due mainly to the discount in which the product was purchased at the conclusion of the Joint Venture. With the termination of the Joint Venture, there can be no assurance of the continued dependability of production. As a result, future cost of sales is expected to increase through the third quarter of 2008, whereupon sales, and cost of sales, are expected to be negligible until a source of production can be identified and commencement of production cannot be predicted and no assurances can be provided. Igene is currently researching various alternatives for future production.

Expenses reimbursement by Joint Venture

     As part of the Joint Venture Agreement, costs incurred by Igene related to production, research and development, as well as those related to the marketing of AstaXin(R), and most of the general and administrative expenses, were considered costs of the Joint Venture and therefore were reimbursed by the Joint Venture. We do not expect to receive any further reimbursements following the October 2007 termination of the Joint Venture. Therefore, all expenses incurred by Igene are expected to be funded by cash flows from operations, to the extent available for such purposes. We do not expect cash flows from operations to continue beyond the third quarter of 2008 unless and until a source of production is identified and production begins. During 2007, prior to the termination of the Joint Venture, costs reimbursed by the Joint Venture totaled $1,576,701. The reimbursement covered $49,216 of marketing costs, $861,108 of research and development costs and $666,377 of general and administrative costs. For the year ended December 31, 2006, costs reimbursed by the Joint Venture totaled $1,660,519. Of the reimbursement received, approximately $848,000 covered research and development costs, $98,000 covered marketing and selling expenses and approximately $715,000 covered general and administrative costs.

Marketing and selling expenses

     Marketing and selling expenses for 2007 were $158,104, an increase of $59,864, or 61%, from the marketing and selling expenses of $98,240 for 2006. As a result of the termination of the Joint Venture with Tate, Igene has reassumed the marketing and selling of salable product with a corresponding increase in selling expenses, and Igene will continue marketing of the product while reviewing and developing future sources of production. As a result it is expected this figure will increase as it is only representative of marketing efforts for less than one quarter of 2007. Prior to October 2007, all marketing and selling expenses incurred by Igene as part of the Joint Venture had been reimbursed by the Joint Venture. After October 2007, these expenses are expected to be funded by cash flows from operations, to the extent available for such purposes. However, we do not expect cash flows from operations to continue beyond the third quarter of 2008 unless and until a source of production is identified and production begins. Prior to the termination of the Joint Venture, costs reimbursed by the Joint Venture for marketing costs totaled $49,216 during 2007, and $98,000 for the year ended December 31, 2006.

Research, development and pilot plant expenses

     Research, development and pilot plant expenses for 2007 and 2006 were $983,610 and $847,598, respectively, reflecting an increase of $136,012 or 16%. Costs are expected to be maintained at this level to support increasing the efficiency of the manufacturing process through experimentation in Igene's pilot plant, undertaken in an attempt to develop higher yielding strains of yeast and other improvements in Igene's AstaXin(R) technology. Igene is hoping this will lead to a reduced cost for salable product marketed by Igene when production resumes. However, no assurances can be made in that regard. Prior to October of 2007, all research and development expenses incurred by Igene as part of the Joint Venture had been reimbursed by the Joint Venture. After October 2007 these expenses are expected to be funded by cash flows from operations, to the extent available for such purposes. However, we do not expect cash flows from operations to continue beyond the third quarter of 2008 unless and until a source of production is identified and production begins. Prior to the termination of the Joint Venture, costs reimbursed by the Joint Venture related to research and development totaled $861,108 during 2007, and $848,000 for the year ended December 31, 2006.

General and administrative expenses

     General and administrative expenses for 2007 decreased by $49,086, or 5%, from 2006 (from $1,022,051 to $972,965). These costs are expected to remain at the current 2007 level. Prior to October 2007, all general and administrative expenses incurred related to research and sales of product by Igene as part of the Joint Venture, had been reimbursed by the Joint Venture. After October 2007 these expenses are expected to be funded by cash flows from operations, to the extent available for such purposes. However, we do not expect cash flows from operations to continue beyond the third quarter of 2008 unless and until a source of production is identified and production begins. Prior to the termination of the Joint Venture, costs reimbursed by the Joint Venture related to general and administrative expenses totaled $666,377 during 2007 and $715,000 for the year ended December 31, 2006.

Interest expense (net of interest income)

     Interest expense for 2007 and 2006 was $2,160,638 and $2,029,928 respectively, an increase of $130,710 or 6%. This interest expense (net of interest income) was composed of interest on Igene's long term financing from its directors and other stockholders and interest on Igene's subordinated and convertible debentures, as well as amortization of discount on Igene's notes and debentures of $1,406,780 for 2007 and
$1,276,137 for 2006. The expense recorded for 2007 and 2006 was reduced by interest income of $50,581 and $77,982 respectively.

Gain on Disposal

     During 2007, Igene sold equipment it had determined would not be of use in future operations and recorded a gain on disposal of $5,692. This is a onetime occurrence.

Net loss and basic and diluted net loss per common share

     As a result of the foregoing results of operations, Igene reported a net loss of $1,899,073 for 2007 and a net loss of $2,431,910 for 2006. This resulted in a net loss of $.02 per basic common share for 2007 based on a weighted average of common stock outstanding of 109,679,538. As of December 31, 2007, potentially dilutive shares totaled 378,227,265, and were not considered in the computation as the result of the loss as the effect would be anti-dilutive. For the fiscal year 2006, the result was a net loss per basic and diluted common share of $.02 based on a weighted average of common stock outstanding of 108,387,454.

Financial Position

     During 2007 and 2006, the following also affected Igene's financial position:

   - Increases in accounts payable and accrued expenses of $3,569,050, and a decrease in inventory of $1,814,157 were sources of cash. This allowed for increases in accounts receivable of $3,698,884.

   - During  2006,  decreases in  accounts receivable and prepaid
     expenses   and   other  assets  of  $14,619   and   $27,419,
     respectively, and increases in accounts payable and accrued expenses of $899,534 were sources of cash.

     Since December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of December 31, 2007, total dividends in arrears on Igene's Series A preferred stock equaled $137,171 (or $12.32 per share) and are included in the carrying value of the preferred stock.

Liquidity and Capital Resources

     Historically, Igene has been funded primarily by equity contributions and loans from directors and stockholders. As of December 31, 2007, Igene had working capital of $3,940,737, and cash and cash equivalents of $1,026,350.

     Cash provided by operating activities in 2007 was $1,202,644 as compared to cash provided of $100 in 2006.

     Cash used by investing activities in 2007 was $255,080 as compared to $109,147 used by investing activities in 2006.

     Cash provided by financing activities was $57,000 in 2007 as compared  to  cash  provided by financing activities  of  $11,088 during 2006.

     Over the next twelve months, Igene believes it will need additional working capital. Part of this funding is expected to be received from sales of AstaXin(R), resulting in increased cash through the third quarter of 2008. Thereafter sales are expected to decline to zero and remain negligible until a source of production is identified and production begins. There will be additional delay between the commencement of production and the receipt of proceeds from any sale of such product. However, there can be no assurance that projected cash from sales, or additional funding, will be sufficient for Igene to fund its continued operations.

     Igene does not believe that inflation had a significant impact on its operations during 2007 and 2006.

Off-Balance Sheet Arrangements

     Igene  has  no  off-balance  sheet  arrangements  that   are
reasonably likely to have a current or future effect on its financial position, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (or "GAAP") requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The following are critical accounting policies important to our financial condition and results of operations presented in the financial statements and require management to make judgments and estimates that are inherently uncertain:

     The inventories are stated at the lower of cost or market. Cost is determined using a weighted-average approach, which approximates the first-in first-out method. If the cost of the inventories exceeds their expected market value, provisions are recorded for the difference between the cost and the market value. Inventories consist of currently marketed products.

     Revenue from product sales are recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns and discounts.

     The Joint Venture was accounted for under the equity method of accounting as Igene had a 50% ownership interest.

     Igene did not recognize the loss of the Joint Venture beyond
the  investment and advances to the Joint Venture.   This  excess
loss was sold as part of the termination of the Joint Venture.

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements follow Part III of this Annual Report on Form 10-KSB and are hereby incorporated by reference.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
          FINANCIAL DISCLOSURE

     As of January 11, 2008, Igene dismissed J.H. Cohn LLP ("Cohn") as its independent registered public accounting firm as approved by the Audit Committee of the Board of Directors. Igene had appointed Cohn as its registered public accounting firm in May 2007 after Igene's then-current registered public accounting firm combined its business with Cohn and thereafter no longer existed as a separate accounting firm.

     The   audit  report  issued  by  Cohn  on  the  consolidated
financial statements of Igene as of and for the years ended December 31, 2006 and 2005, included in Igene's amended annual report on Form 10-KSB/A filed on December 21, 2007, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified, as to uncertainty, audit scope or accounting principles, except as follows:

       Cohn's report contains an explanatory paragraph. The paragraph states that the Company has suffered recurring losses from operations since inception and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

     During the years ended December 31, 2006 and 2005 and the interim period through January 11, 2008, the date of their dismissal, there have been no disagreements between Igene and Cohn on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Cohn, would have caused Cohn to make reference to the subject matter thereof in its report on Igene's consolidated financial statements for such periods other than as described below.

     There was a disagreement related to Igene's initial accounting for warrants issued in connection with certain debt that arose in connection with Cohn's review of Igene's quarterly report on Form 10-QSB for the quarterly period ended June 30, 2007. The accounting treatment was discussed with the Audit Committee of the Board of Directors and resolved to the satisfaction of Cohn. As a result, Igene restated the financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2006, and the Form 10-QSB for the three months ended March 31, 2007. Igene has authorized Cohn to respond fully to the inquiries of Igene's new registered public accounting firm, McElravy, Kinchen &Associates, P.C. ("McElravy") if any, concerning the matter.

     During the years ended December 31, 2006 and 2005 and the interim period through January 11, 2008, Cohn did not advise Igene of any reportable event under Item 304(a)(1)(v) of regulation S-K other than as follows: In connection with their audit of Igene's consolidated financial statements for the years ended December 31, 2006 and 2005, Cohn advised Igene's management and the Audit Committee of the Board of Directors of Igene that Igene did not have the internal controls necessary for the non-routine recording of warrants issued in connection with certain of our debt obligations.

     Igene  appointed McElravy as its new independent  registered
public  accounting firm effective as of January  15,  2008.   The
selection of McElravy was approved by the Audit Committee of the Board of Directors of Igene on January 15, 2008.

ITEM 8A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
________________________________________________

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management's Report on Internal Control Over Financial Reporting
________________________________________________________________

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

 1. As of December 31, 2007, we did not maintain effective controls over the control environment. Specifically, we have not formally adopted a written code of business conduct and ethics that governs the Company's employees, officers and directors. Additionally, we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an independent audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

 2. As of December 31, 2007, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

 3. As of December 31, 2007, we did not maintain effective controls over equity transactions. Specifically, controls were not designed and in place to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting
____________________________________________________

No change in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

     None.

PART III

ITEM 9. DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS,   CONTROL
        PERSONS   AND   CORPORATE  GOVERNANCE;  COMPLIANCE   WITH
        SECTION 16(a) OF THE EXCHANGE ACT

     Igene's  directors  are elected annually by the stockholders of Igene; however, no annual meeting of stockholders was held  in
2007.   The  directors, executive officers and key  employees  of
Igene as of December 31, 2007 are as follows:


Name                           Age     Position with Igene
__________________________    _____    __________________________
Michael G. Kimelman            69      Chairman of the Board of
                                       Directors<F1>

Thomas L. Kempner              80      Vice Chairman of
                                       the Board of Directors<F2>

Stephen F. Hiu                 51      Director, President, Chief
                                       Technical Officer,
                                       and Director of Research
                                       and Development

Patrick F. Monahan             57      Director, Vice-President,
                                       Secretary, and Director
                                       of Manufacturing

Sidney R. Knafel               77      Director<F2>

Edward J. Weisberger           43      Chief Financial Officer

<F1>  Member of the Audit Committee of the Board of Directors
<F2>  Member of the Finance Committee of the Board of Directors

Each of our directors was elected for a one-year term at Igene's most recent annual meeting, held in July of 2006, and because no annual stockholder meeting was held in 2007, is currently holding-over from his prior term. Our officers serve at the discretion of the Board of Directors and until their respective successors are elected and qualified.

MICHAEL G. KIMELMAN has served as a director of Igene and as Chairman of the Board of Directors since 1991. At that time and through the present, he has been a founder and member of Kimelman & Baird, LLC. Mr. Kimelman also serves on the Board and the Executive Committee of the Hambletonian Society.

THOMAS L. KEMPNER is Vice Chairman of the Board of Directors and has been a director of Igene since its inception in 1981. He also has been Chairman and Chief Executive Officer of Loeb Partners Corporation, investment bankers, New York, and its predecessors since 1978. Mr. Kempner is currently a director of CCC Information Services Group, Inc., Dyax Corporation, Fuel Cell Energy, Inc., Insight Communications Co., Inc., and Intermagnetics General Corp and Intersections, Inc. He is also a director emeritus of Northwest Airlines, Inc.

STEPHEN F. HIU has served as Chief Technical Officer since 2002, and has served as President and Treasurer of Igene since 1999. Mr. Hiu was elected a director in August 1990 and he has been the Director of Research and Development since January 1989 and, prior thereto, was Senior Scientist since December 1985, when he joined Igene. Mr. Hiu was a post-doctoral Research Associate at the Virginia Polytechnic Institute and State University, Blacksburg, Virginia, from January 1984 until December 1985. Dr. Hiu holds a Ph.D. degree in microbiology from Oregon State University and a B.S. degree in biological sciences from the University of California, Irvine.

PATRICK F. MONAHAN has served as Vice-President since 2002, and as Director of Manufacturing and as a director of Igene since 1991. Mr. Monahan has also served as Secretary of Igene since September 1998 and has managed Igene's fermentation pilot plant since 1982. He received an Associate of Arts degree in biology from Allegheny Community College and a B.S. degree in biology with a minor in Chemistry from Frostburg State College, Frostburg, Maryland.

SIDNEY R. KNAFEL has served as a director of Igene since 1982. He has also been Managing Partner of SRK Management Company, a private investment company located in New York City, since 1981 and has served as Chairman of Insight Communications, Inc. since 1985. Mr. Knafel is also currently a director of General American Investors Company, Inc. as well as a number of private companies.

EDWARD  J.  WEISBERGER has served as Chief Financial  Officer  of
Igene since 2001. He is a CPA with multiple years of financial experience in the public and private sectors with both smaller and Fortune 100 companies.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on a review of the Section 16(a) reports filed with the SEC and written representations provided to Igene by its officers and directors, and holders of more than ten percent of any class Igene's registered securities, Igene believes that during fiscal year 2007, all filing requirements applicable to its reporting officers, directors and greater than ten percent beneficial owners were timely satisfied except one delinquent Form 4 filing by Thomas L. Kempner resulting in four transactions being untimely reported, and one delinquent Form 4 filing by Michael Kimelman in transactions being untimely reported.

Code of Ethics

Due  to  the size of Igene and its current operations, Igene  has not adopted a code of ethics for its principal executive and financial officers. Igene's board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, Igene's management intends to promote honest and ethical conduct, full and fair disclosure in its reports to the SEC, and compliance with applicable governmental laws and regulations.

Corporate Governance

     The Audit Committee of the Board of Directors is comprised of one member: Michael G. Kimelman. Mr. Kimelman is an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Under the Nasdaq Marketplace Rules, in addition to satisfying the independent director requirements under Rule 4200 of such rules, audit committee members must also meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act (subject to the exemptions provided in Rule 10A-3(c)): they must not accept any consulting, advisory, or other compensatory fee from the company other than for board service, and they must not be an affiliated person of the company. Mr. Kimelman is not considered independent under the audit committee standards of the Nasdaq Marketplace Rules.

ITEM 10.  EXECUTIVE COMPENSATION

     The following tables show the compensation paid or accrued by Igene to each of the three officers (the "named executive officers"). During 2007, no directors were compensated for their Board or Committee activities. Other than the 1986, 1997 and 2001 Stock Incentive Plans and the Simple Retirement Plan described below, Igene has no profit sharing or incentive compensation plans.


Summary Compensation Table

                                                                       All Other
Name and                                                               Compensation
Principal Position         Year    Salary($)<F1>    Stock Awards($)    ($)<F2>        Total($)
_______________________   ______   ____________     ________________   ____________   ____________

Stephen Hiu               2007     $ 153,886        $       0          $   6,396      $ 160,282
President
                          2006       142,580                0              6,575        149,155



                                                                       All Other
Name and                                                               Compensation
Principal Position         Year    Salary($)<F1>    Stock Awards($)    ($)<F2>        Total($)
_______________________   ______   ____________     ________________   ____________   ____________

Patrick Monahan           2007       137,914           10,000<F3>          5,968        153,882
Vice-President,
Secretary and             2006       129,965                0              5,838        135,803
Director of
Manufacturing

Edward Weisberger         2007       132,793                0              5,712        138,505
Weisberger Chief
Financial Officer         2006       125,817                0              5,750        131,567


<F1>  Gross Salary of the named executive officers listed.

<F2>  Includes annual taxable compensation for health insurance premium and employer match of 401(k).

<F3>  Includes issuance of 1,000,000 shares of Igene common stock at $.01 per share value based on current stock price in addition to restriction and blockage discounts.


Outstanding Equity Awards at Fiscal Year-End

     The following table sets forth information concerning the outstanding equity awards of each of the named executive officers as of December 31, 2007. All options reflected on the table are fully vested.


                        Number of Securities
                        Underlying
                        Unexercised Options     Option Exercise    Option Expiration
Name                    (#)Exercisable          Price ($/Share)    Date
_____________________   ____________________    _______________    _________________
Stephen Hiu                 2,000,000              $    .10            04/16/2008
                            2,000,000                   .05            01/19/2010
                               45,000                   .065           01/02/2011
                            4,800,000                   .025           08/13/2012
                            5,000,000                   .10            06/25/2014

Patrick Monahan             1,050,000                   .10            04/16/2008
                            1,317,500                   .05            01/19/2010
                            2,900,000                   .025           08/13/2012
                            2,000,000                   .10            06/25/2014

Edward Weisberger           2,500,000                   .05            12/01/2011
                              500,000                   .10            06/25/2014
                            1,500,000                   .027           12/09/2015



Retirement Plans

     Effective February 1, 2004, Igene discontinued use of the Simple Retirement Plan and began use of a 401(k) savings/retirement plan, or 401(k) Plan. The 401(k) Plan permits Igene's eligible employees to defer annual compensation, subject to limitations imposed by the Internal Revenue Code. All employees that have been employed for six months are eligible for the plan. The plan permits elective contributions by Igene's eligible employees based under the Internal Revenue Code, which are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. Effective January 1, 2004, Igene made an elective contribution, subject to limitations, of 4% of each eligible employee's compensation for each year. Igene's contributions to the plan for 2007 and 2006 were $28,392 and $25,996, respectively, which is expensed in the statement of operations.

Life Insurance Plans

     Igene provides life insurance benefits to its employees that in the event of an employee's death would pay to the employee's beneficiary two times the employee's annual salary, up to $150,000.

Severance Benefit

     In cases where a termination of employment is initiated by Igene for economic reasons (e.g. reduction in force, reorganization or position elimination), it is Igene's policy that the terminated employee will receive one week of severance at base pay for each year of service, up to a maximum of 12 weeks.

Compensation of Directors

     None  of  Igene's  directors  were  compensated  for   their
services during fiscal 2007. Directors Hiu and Monahan received compensation in their capacities as officers of Igene, as reported in the Summary Compensation Table above.

Stock Option Plans

     Igene currently maintains three stock incentive plans. Igene's 2001 Stock Incentive Plan (the "2001 Plan"), which was approved by Igene's stockholders on June 12, 2001, authorized for issuance restricted stock and options to purchase up to 55,000,000 shares of common stock. Igene's 1997 Stock Option Plan (the "1997 Plan"), which was approved by Igene's stockholders on November 17, 1997, authorized for issuance options to purchase up to 20,000,000 shares of common stock. Igene's 1986 Stock Option Plan (the "1986 Plan"), which was approved by Igene's stockholders on May 5, 1987, authorized for issuance options to purchase up to 97,000 shares of common stock (the 2001 Plan, the 1997 Plan and the 1986 Plan are collectively referred to herein as the "Plans"). A committee of the Board of Directors administers the Plans.

     The purpose of the Plans is to further the long-term stability and financial success of Igene by attracting and retaining employees and consultants through the use of stock-based incentives, and to provide non-employee members of the Board of Directors with an additional incentive to promote the success of Igene. It is believed that ownership of Igene common stock will stimulate the efforts of those employees, consultants and non-employee directors upon whose judgment and interests Igene is and will be largely dependent upon the successful conduct of its business. It is also believed that incentive awards granted to employees under these Plans will strengthen their desire to remain employed with Igene and will further the identification of employees' interests with those of Igene.

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

     Options may be exercised by payment in full of the option price in cash or by check, or by delivery of previously-owned shares of common stock having a total fair market value on the date of exercise equal to the option price, or by such other methods as permitted by the committee.

     The Plans contain anti-dilution provisions in the event of certain corporate transactions.

     The Board of Directors may at any time withdraw from, or amend, the Plans and any options not heretofore granted. Stockholder approval is required to (i) increase the number of shares issuable under the Plans, (ii) increase the number of options which may be granted to any individual during a year,
(iii) or change the class of persons to whom options may be granted. No options shall be granted under the 2001 Plan after April 30, 2011. Igene maintains the 1997 Plan and the 1986 Plan, but additional options may no longer be granted under those plans.

     Options to acquire 47,612,666 shares of common stock have been granted under Plans and 44,845,000 options are still outstanding under the Plans as of December 31, 2007. No options or restricted awards were granted during 2007 and 2006.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information as of March 17, 2008 with respect to beneficial ownership of shares of Igene's outstanding common stock by (i) each person known to Igene to own or beneficially own more than five percent of its common stock or preferred stock, (ii) each director of Igene, and (iii) each named executive officer, and (iv) all directors and executive officers as a group. On March 17, 2008 there were 110,337,072 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 17, 2008 are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person. No shares of preferred stock are beneficially owned by the persons listed below.

                                            Common Stock
                                  __________________________________
                                     Number of
Name and Address                     Shares               Percent *
_____________________________     _______________     ______________
Directors and officers
______________________
Stephen F. Hiu                      14,993,633<F1>         12.07
  9110 Red Branch Road
  Columbia, MD 21045

Thomas L. Kempner                  147,804,528<F2>         61.53
  61 Broadway
  New York, NY 10006

Michael G. Kimelman                 50,197,723<F3>         31.52
  100 Park Avenue
  New York, NY 10017

Sidney R. Knafel                   145,777,554<F4>         61.27
  810 Seventh Avenue
  New York, NY 10019

Patrick F. Monahan                   9,315,033<F5>          7.92
  9110 Red Branch Road
  Columbia, MD 21045

Edward J. Weisberger                 4,570,000<F6>          3.98
  9110 Red Branch Road
  Columbia, MD 21045

All Directors and Officers         372,658,471<F7>         84.25
  as a Group (6 persons)

Others
______

Joseph C. Abeles                    17,954,407<F8>         14.23
  220 E. 42nd Street
  New York, NY 10017

Fraydun Manocherian                  7,905,135<F9>          7.13
  3 New York Plaza
  New York, NY 10004

Fermic                              20,000,000<F10>        18.13
  Col. San Nicolas Tolentino
  Iztapalapa 09850 Mexico, D.F.

<F1>  Includes  1,148,633  shares  held  directly or indirectly by
  Dr. Hiu and 13,845,000 shares issuable upon exercise of options held by Dr. Hiu that are currently exercisable.

<F2> Includes  17,933,110  shares held directly  or indirectly  by
  Mr. Kempner and 536,920 shares issuable upon exercise of warrants held by Mr. Kempner that are currently exercisable. Also includes 43,800,135 shares issuable upon conversion of notes issued by Igene and held by Mr. Kempner. Also includes
  (i) 41,582,728 shares issuable upon exercise of warrants held by a trust under which Mr. Kempner is one of two trustees and the sole beneficiary, which are currently exercisable (ii) 41,561,125 shares issuable upon exercise of warrants held by a trust under which Mr. Kempner is one of two trustees and one of his brothers is the sole beneficiary, which are currently exercisable (iii) 2,079,411 shares issuable upon exercise of warrants held by trusts under which Mr. Kempner is one of two trustees and is a one-third beneficiary that are currently exercisable, and (iv) 81,120 shares and 229,979 shares issuable upon exercise of warrants held by trusts under which Mr. Kempner is executer and is a one-third beneficiary that are currently exercisable.

<F3> Includes  1,264,360 shares held directly or indirectly by Mr.
  Kimelman, and 14,000,000 shares issuable upon exercise of options, 17,680,341 shares issuable upon the conversion of notes issued by Igene, and 17,253,022 shares issuable upon exercise of warrants, all of which are held by Mr. Kimelman and are currently exercisable.

<F4> Includes  18,190,551  shares held directly or indirectly  by
  Mr. Knafel, 42,619,509 shares issuable upon the conversion of notes issued by Igene and held by Mr. Knafel and 84,967,494
  shares  issuable  upon  the  exercise  of  warrants  owned   or
  beneficially owned by Mr. Knafel that are currently exercisable.

<F5> Includes  2,047,533  shares  held  directly or indirectly by
  Mr. Monahan and 7,267,500 shares issuable upon the exercise of options held by Mr. Monahan that are currently exercisable.

<F6> Includes  70,000 shares held directly by Mr. Weisberger  and
  4,500,000 shares issuable upon exercise of options that are currently exercisable.

<F7> Includes  42,863,601  shares  of  common  stock,  39,612,500 shares issuable upon exercise of options that are currently exercisable, 110,823,687 shares issuable upon the conversion of notes issued by Igene and 197,313,091 shares issuable upon the exercise of warrants that are currently exercisable.

<F8> Includes  the  following: 2,128,294 shares held directly  or indirectly by Mr. Abeles, 6,723,701 shares issuable upon the conversion of $311,663 of long-term notes issued by Igene, and 9,102,412 shares issuable upon exercise of warrants held by Mr. Abeles that are currently exercisable.

<F9> Includes  7,375,935 shares of common stock owned directly or indirectly by Mr. Manocherian and 529,200 shares issuable upon the exercise of warrants owned directly or indirectly by Mr.
  Manocherian that are currently exercisable.

<F10> Includes 20,000,000 shares of common stock.


Equity Incentive Plans

     The  information  set  forth  under  the caption "Securities
Authorized  for Issuance Under Equity Incentive Plans" under Item
5 of this Annual Report on Form 10-KSB is hereby incorporated by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

     In order to provide Igene with sufficient funds to settle the litigation with the holders of the convertible notes issued by Igene in 2001, on February 15, 2007, Igene issued and sold an aggregate principal amount of $762,000 in 5% convertible debentures, $381,000 to each of Thomas Kempner and Sidney Knafel, directors of Igene. These debentures are convertible into shares of Igene's common stock at $0.02 per share based on the offer made to the original debenture holders as the market price of Igene's shares as of February 2007. As of April 15, 2008 these debentures have accrued $44,450 of interest, and no payments have been made.

     In order to provide Igene with working capital as the inventory received from the Joint Venture is sold and the receivables are collected, on December 12, 2007, Igene issued and sold an aggregate principal amount of $300,000 in 8.5% secured notes, $150,000 to each of Thomas Kempner and Sidney Knafel. These notes are secured by the accounts receivable of Igene. As of April 12, 2008 these notes have accrued $8,500 of interest, and no payments have been made.

Director Independence

     Since Igene is not a listed company, it has determined to apply rule 4200(a)(15) of the Nasdaq Marketplace Rules to determine independence of its directors. Based on such rule, Igene has determined that none of its directors are deemed to be independent and that, accordingly, its sole member of its audit committee, Michael G. Kimelman, is not independent.

ITEM 13.   EXHIBITS

     Exhibits filed herewith or incorporated by reference herein are set forth in the following table prepared in accordance with
Item 601 of Regulations S-B.

EXHIBIT                      DESCRIPTION
NO.

3.1 Articles of Incorporation of the Registrant, as amended as of November 17, 1997, constituting Exhibit 3.1 to the Registration Statement No. 333-41581 on Form SB-2 filed with the SEC on December 5, 1997, are hereby incorporated by reference.

3.2 Articles of Amendment to Articles of Incorporation of the Registrant, constituting Exhibit 3.1(b) to the Registration Statement No. 333-76616 on Form S-8 filed with the SEC on January 11, 2002, are hereby incorporated by reference.

3.3 By-Laws of the Registrant, constituting Exhibit 3.2 to the Registration Statement No. 33-5441 on Form S-1 filed with the SEC on May 6, 1986, are hereby incorporated by reference.

4.1 Form of Variable Rate Convertible Subordinated Debenture Due 2002 (Class A), constituting Exhibit 4.4 to the Registration Statement No. 33-5441 on Form S-1 filed with the SEC on May 6, 1986, is hereby incorporated by reference.

4.2 Form of Indenture by and between the Registrant and American Stock Transfer and Trust Company, as Trustee, dated as of March 31, 1998, constituting Exhibit 4.2 to the Registration Statement No. 333-41581 on Form SB-2/A filed with the SEC on January 23, 1998, is hereby incorporated by reference.

4.3 Warrant Agreement by and between the Registrant and American Stock Transfer and Trust Company, as Warrant Agent, dated as of March 31, 1998, constituting Exhibit
        4.3 to the Registration Statement No. 333-41581 on Form SB-2/A filed with the SEC on January 23, 1998, is hereby incorporated by reference.

4.4     First   Amendment  to  Indenture,  Securities,   Warrant
        Agreement  and  Warrant  Certificates  by  and   between
        Registrant and American Stock Transfer and Trust Company
        dated as of March 18, 2003, constituting   Exhibit 10.11
        to the Quarterly Report on Form 10-QSB filed with the SEC on May 14, 2003, is hereby incorporated by reference.

4.5 Second Amendment to Indenture, Securities, Warrant Agreement and Warrant Certificates by and between Registrant and American Stock Transfer and Trust Company dated as of March 28, 2006, constituting Exhibit 4.5 to the Annual Report on Form 10-KSB filed with the SEC on April 13, 2006, is hereby incorporated by reference.

10.1 Form of Conversion and Exchange Agreement used in May 1988 in connection with the conversion and exchange by certain holders of shares of preferred stock for common stock and Warrants, constituting Exhibit 10.19 to the Registration Statement No. 33-5441 on Form S-1 filed with the SEC on May 6, 1986, is hereby incorporated by reference.

10.2 Preferred Stockholders' Waiver Agreement dated May 5, 1988, constituting Exhibit 10.3 to the Registration Statement No. 33-23266 on Form S-1 filed with the SEC on July 22, 1988, is hereby incorporated by reference.

10.3 Form of Agreement between the Registrant and Certain Investors in Preferred Stock dated September 30, 1987, constituting Exhibit 10.4 to the Registration Statement No. 33-23266 on Form S-1/A, is hereby incorporated by reference.

10.4 Agreement of Lease between Columbia Warehouse Limited Partnership and the Registrant effective December 15, 1995, constituting Exhibit 10.13 to the Annual Report on Form 10-KSB filed with the SEC on April 12, 1996, is hereby incorporated by reference.

10.5 First Amendment to Lease between the Registrant and Red Branch Center, LLC made September 13, 2000, constituting Exhibit 10.8 to the Annual Report on Form 10-KSB filed with the SEC on April 2, 2001, is hereby incorporated by reference.

10.6 Separation Agreement between the Registrant and Tate & Lyle Fermentation Products Ltd. dated as of October 31, 2007, constituting Exhibit 10.1 to the
        Current Report on Form 8-K filed with the SEC on November 6, 2007, is hereby incorporated by reference.

21.1    Subsidiaries*

31.1    Rule   13a-14(a)   or  15d-14(a)  Certification  of  the
        Registrant's principal executive officer.*

31.2    Rule   13a-14(a)   or  15d-14(a)  Certification  of  the
        Registrant's principal financial officer.*

32.1    Rule   13a-14(b)   or  15d-14(b)  Certification  of  the
        Registrant's principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002.*

32.2    Rule   13a-14(b)   or  15d-14(b)  Certification  of  the
        Registrant's   principal financial  officer  pursuant to
        18 U.S.C. Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith


ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

                  REGISTERED PUBLIC ACCOUNTANTS

     The accounting firm of McElravy, Kinchen & Assosicates, P.C. ("McElravy") has been engaged to audit the financial statements of Igene for the fiscal year 2008. McElravy served as Igene's registered public accountants to audit the financial statements for 2007. J.H. Cohn LLP originally served as the auditor in 2007 and served as Igene's registered public accountants to audit the restated financial statements in 2006 and 2005. Berenson LLP originally served as the auditor in 2006 and 2005; however, in May 2007, J.H. Cohn LLP acquired Berenson LLP in a transaction that was structured as an asset sale. Each of J.H. Cohn LLP and McElravy has advised Igene that neither the accounting firm nor any of its members of associates has any direct financial interest in or any connection with the Company other than as independent public auditors.

                     AUDIT FEES AND SERVICES

     The following table shows the fees paid or accrued by the Company for the audit and other services provided by McElravy and J.H. Cohn LLP for fiscal year 2007, and by J. H. Cohn LLP for fiscal year 2006:


                            FY 2007                FY 2006
                            ________               ________
   Audit Fees               $ 33,000               $100,844
   Audit-Related Fees              0                      0
   Tax Fees                        0                  5,000
   All Other Fees                  0                      0
                            ________               ________

        TOTAL               $ 33,000               $105,844


     Audit services provided by McElravy and J.H. Cohn LLP for fiscal year 2007, and by J. H. Cohn LLP for fiscal year 2006 consisted of the audit of the consolidated financial statements of Igene and quarterly reviews of financial statements. "Tax Fees" include charges primarily related to tax return preparation and tax consulting services. In 2003, the SEC adopted a rule pursuant to the Federal Sarbanes-Oxley Act of 2002 that, except with respect to certain de minimis services discussed below, requires Audit Committee pre-approval of audit and non-audit services provided by Igene's independent auditors. All of the 2006 services described above were pre-approved by the Audit Committee pursuant to this SEC rule to the extent that rule was applicable during fiscal year 2006.

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

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     _______________________________________________________

To the Board of Directors
IGENE Biotechnology, Inc.
Columbia, Maryland

We have audited the accompanying consolidated balance sheet of IGENE Biotechnology, Inc. as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period January 1, 2006 through December 31, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IGENE Biotechnology, Inc. as of December 31, 2007 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ McElravy, Kinchen & Associates, P.C.
________________________________________
    McElravy, Kinchen & Associates, P.C.

www.mkacpas.com
Houston, Texas
April 28, 2008

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Audit Committee and Stockholders
IGENE Biotechnology, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' deficiency and cash flows of IGENE Biotechnology, Inc. and subsidiary for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operation and cash flows of IGENE Biotechnology, Inc. and subsidiary for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company's recurring losses, and limited capitalization raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                     /S/ J. H. COHN LLP
                                     ___________________________
                                         J. H. COHN LLP

New York, New York
December 11, 2007

                        IGENE Biotechnology, Inc. and Subsidiary
                               Consolidated Balance Sheet
                                    December 31, 2007

ASSETS
______
CURRENT ASSETS
  Cash and cash equivalents                                        $   1,026,350
  Accounts receivable                                                  2,718,884
  Inventory                                                            8,059,777
  Prepaid expenses and other current assets                               38,351
                                                                   ______________
     TOTAL CURRENT ASSETS                                             11,843,362

  Property and equipment, net                                            713,493
  5 year non-compete                                                     153,977
  Customer contracts                                                     233,658
  Intellectual property                                                  149,670
  Other assets                                                             5,125
                                                                   ______________

     TOTAL ASSETS                                                  $  13,099,285
                                                                   ==============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
________________________________________
CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $   7,902,625
                                                                   ______________
     TOTAL CURRENT LIABILITIES                                         7,902,625

LONG-TERM DEBT
  Notes payable (Net of unamortized discount)                          4,643,449
  Convertible Debentures (Net of unamortized discount)                 3,244,664
  Contingent Liability on Joint Venture Separation                     5,000,000
  Accrued interest                                                     6,442,076

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative, convertible, voting, series A, $.01 par value per share.
  Stated value $20.32 per share.   Authorized 1,312,500 shares;
  issued and outstanding 11,134 shares. Redemption amount
  $226,243.                                                              226,243
                                                                   ______________

     TOTAL LIABILITIES                                                27,459,057
                                                                   ______________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock -- $.01 par value per share.  Authorized
    750,000,000 shares; issued and outstanding 110,337,072 shares      1,103,371
  Additional paid-in capital                                          33,276,687
  Accumulated deficit                                                (48,739,830)
                                                                   ______________
     TOTAL STOCKHOLDERS' DEFICIENCY                                  (14,359,772)
                                                                   ______________

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                $  13,099,285
                                                                   ==============


The accompanying notes are an integral part of the consolidated financial statements.

                         IGENE Biotechnology, Inc. and Subsidiary
                           Consolidated Statements of Operations

                                                                Years ended December 31,
                                                                       2007            2006
                                                              _____________   _____________

REVENUE
_______
  Sales                                                       $  2,286,730    $        ---
  Cost of sales                                                  1,681,632             ---
                                                              _____________   _____________
     GROSS PROFIT                                                  605,098             ---

     EQUITY IN REPAID ADVANCES (LOSS) OF JOINT VENTURE             170,821        (109,147)
                                                              _____________   _____________
OPERATING EXPENSES
__________________
     Marketing and selling                                         158,104          98,240
     Research, development and pilot plant                         983,610         847,598
     General and administrative                                    972,965       1,022,051
     Less expenses reimbursed by Joint Venture                  (1,576,701)     (1,660,519)
                                                              _____________   _____________
     TOTAL OPERATING EXPENSES                                      537,978         307,370
                                                              _____________   _____________
     OPERATING PROFIT (LOSS)                                       237,941        (416,517)

GAIN ON DISPOSAL                                                     5,692             ---

OTHER INCOME                                                        17,932          14,535

INTEREST EXPENSE (net of interest income of $50,581 for 2007,
 $77,982 for 2006) (including amortization of debt discount
 of $1,406,780 for 2007, $1,276,137 for 2006)                   (2,160,638)     (2,029,928)
                                                              _____________   _____________
     NET GAIN (LOSS)                                          $ (1,899,073)   $ (2,431,910)
                                                              =============   =============
     BASIC AND DILUTED NET LOSS PER COMMON SHARE              $      (0.02)   $      (0.02)
                                                              =============   =============
     WEIGHTED AVERAGE SHARES OUTSTANDING                       109,679,538     108,387,454
                                                              =============   =============


The accompanying notes are an integral part of the consolidated financial statements.

                                             IGENE Biotechnology, Inc. and Subsidiary
                                       Consolidated Statements of Stockholders' Deficiency
                                              Years ended December 31, 2007 and 2006


                                                     Common Stock               Additional                          Total
                                               ____________________________     Paid-in           Accumulated       Stockholders'
                                                 # Shares       Amount          Capital           Deficit           Deficiency
                                               _____________  _____________     _____________     _____________     _____________

Balance at January 1, 2006                      107,456,869   $  1,074,569      $ 29,968,765      $(44,408,847)     $(13,365,513)

Conversion of redeemable
  preferred stock into common stock                  14,750            148           141,452               ---           141,600

Conversion of warrants                                7,884             79               709               ---               788

Shares issued to VP of Manufacturing              1,000,000         10,000            40,000               ---            50,000

Additional paid-in capital
  as part of debt issuance                              ---            ---         3,082,676               ---         3,082,676

Shares issued for employee stock
  incentive program                                 312,000          3,120             7,180               ---            10,300

Shares issued for manufacturing
  agreement                                         545,569          5,455            24,905               ---            30,360

Net loss for 2006                                       ---            ---               ---        (2,431,910)       (2,431,910)
                                               _____________  _____________     _____________     _____________     _____________
Balance at December 31, 2006                    109,337,072   $  1,093,371      $ 33,265,687      $(46,840,757)     $(12,481,699)


Shares issued to Director of Manufacturing        1,000,000         10,000            11,000               ---            21,000

Net loss for 2007                                       ---            ---               ---        (1,899,073)       (1,899,073)
                                               _____________  _____________     _____________     _____________     _____________
Balance at December 31, 2007                    110,337,072   $  1,103,371      $ 33,276,687      $(48,739,830)     $(14,359,772)
                                               =============  =============     =============     =============     =============



The accompanying notes are an integral part of the consolidated financial statements.
                                 -30-


                                      IGENE Biotechnology, Inc. and Subsidiary
                                        Consolidated Statements of Cash Flows



                                                                                   Years ended December 31,
                                                                                        2007              2006
                                                                                _____________     _____________
CASH FLOWS FROM OPERATING ACTIVITIES
____________________________________
     Net loss                                                                   $ (1,899,073)     $ (2,431,910)
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
          Amortization of debt discount                                            1,406,780         1,276,137
          Depreciation                                                                12,438            16,488
          Gain on disposal of equipment                                               (5,692)              ---
          Issuance of common stock for Director of Manufacturing                      21,000               ---
          Issuance of common stock for VP of Manufacturing                               ---            50,000
          Manufacturing cost paid in shares of common stock                              ---            30,360
          Increase in preferred stock for cumulative dividend
             classified as interest                                                    7,126             8,306
          Equity in (repaid advances) loss of unconsolidated joint venture           107,821           109,147
          Decrease (increase) in:
             Accounts receivable                                                  (3,698,884)           14,619
             Inventory                                                             1,814,157               ---
             Prepaid expenses and other assets                                       (24,258)           27,419
          Increase (decrease) in:
             Accounts payable and other accrued expenses                           3,569,050           899,534
                                                                                _____________     _____________
             NET CASH PROVIDED BY OPERATING ACTIVITIES                             1,310,465               100
                                                                                _____________     _____________
CASH FLOWS FROM INVESTING ACTIVITIES
____________________________________
      Cash proceed from sale of property and equipment                                20,000               ---
      Cash used for purchase of property and equipment                              (275,080)              ---
      Recoupment of payment (advances) to joint venture                             (107,821)         (109,147)
                                                                                _____________     _____________

             NET CASH USED IN INVESTING ACTIVITIES                                  (362,901)         (109,147)
                                                                                _____________     _____________

CASH FLOWS FROM FINANCING ACTIVITIES
____________________________________
      Proceeds from issuance of convertible debentures                               762,000               ---
      Repayment of convertible debentures                                           (705,000)              ---
      Proceeds from exercise of employee stock options                                   ---            10,300
      Repayment from exercise of warrants                                                ---               788
                                                                                _____________     _____________
             NET CASH PROVIDED BY FINANCING ACTIVITIES                                57,000            11,088
                                                                                _____________     _____________
NET DECREASE IN CASH AND CASH EQUIVALENTS                                          1,004,564           (97,959)

CASH AND CASH EQUIVALENTS - BEGINNING OF THE YEAR                                     21,786           119,745
                                                                                _____________     _____________
CASH AND CASH EQUIVALENTS - END OF THE YEAR                                     $  1,026,350      $     21,786
                                                                                =============     =============
SUPPLEMENTARY DISCLOSURE AND CASH FLOW INFORMATION
__________________________________________________
      Cash paid during the year for interest                                    $     57,637      $     35,250
      Cash paid during the year for income taxes                                         ---               ---

NON-CASH TRANSACTIONS
_____________________
      Exchange of assets and liabilities of joint venture partner               $  9,325,521      $        ---


The accompanying notes are an integral part of the consolidated financial statements.

             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
              Years ended December 31, 2007 and 2006

(1) Summary of Significant Accounting Policies
    __________________________________________

    Nature of Operations
    ____________________

    Igene Biotechnology, Inc. ("Igene") was incorporated under the laws of the State of Maryland on October 27, 1981 as "Industrial Genetics, Inc." Igene changed its name to "IGI Biotechnology, Inc." on August 17, 1983 and to "Igene Biotechnology, Inc." on April 14, 1986. Igene is located in Columbia, Maryland and has an operational subsidiary in Chile and through February 2003 had a subsidiary in Norway. Igene was formed to develop, produce and market value-added specialty biochemical products. Igene is a supplier of natural astaxanthin, an essential nutrient in different feed applications and a source of pigment for coloring farmed salmon species. Igene is also venturing to supply astaxanthin as a nutraceutical ingredient. Igene is focused on fermentation technology, pharmacology, nutrition and health in its marketing of products and applications worldwide.

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

    In an effort to develop a dependable source of production, on March 19, 2003, Tate & Lyle and Igene announced a 50:50 joint venture to produce AstaXin(R) for the aquaculture industry. Production utilized Tate & Lyle's fermentation capability together with the unique technology developed by Igene. Part of Tate & Lyle's existing Selby, England, citric acid facility was modified to include the production of 1,500 tons per annum of astaxanthin.

    On  October 31, 2007, the Joint Venture with Tate & Lyle  was
    terminated.    Igene   is  currently  reviewing   alternative
    sources for future production.

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

    Accounts Receivable
    ___________________

    Accounts  receivable  are  stated at  the  amount  management expects to collect from the outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based upon its assessment of the current collection status of individual accounts. Delinquent amounts that are outstanding after management has conducted reasonable collection efforts, are written off through a charge to the valuation allowance and a credit to accounts receivable. Management has determined no allowance was necessary as of December 31, 2007.

    Research and development costs
    ______________________________

    For  financial reporting purposes, research, development  and
    pilot  plant  scale-up  costs  are  charged  to  expense   as
    incurred consistent with FASB statement number 2.

             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
              Years ended December 31, 2007 and 2006

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

    Foreign Currency Translation and Transactions
    _____________________________________________

    Since the day-to-day operations of Igene's foreign subsidiary in Chile are dependent on the economic environment of the parent's currency, the financial position and results of operations of Igene's foreign subsidiary are determined using Igene's reporting currency (U.S. dollars) as the functional currency. All exchange gains and losses from remeasurement of monetary assets and liabilities that are not denominated in U.S. dollars are recognized currently in income.

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

    Accounting for stock-based compensation
    _______________________________________

    Effective January 1, 2006, Igene began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (SFAS) 123R, "Share-Based Payment," as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Igene had accounted for stock options according to the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Igene adopted the modified prospective transition method provided for under SFAS 123R, and, consequently, has not retroactively adjusted results from prior periods.

    Stock issued to employees is recorded at the fair value of the shares granted based upon the closing market price of Igene's stock at the measurement date and recognized as compensation expense over the applicable requisite service period. Warrants granted to non-employees are recorded at the estimated fair value of the options granted using the Black-Scholes pricing model and recognized as general and administrative expense over the applicable requisite service period.

             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
              Years ended December 31, 2007 and 2006

    Credit Risk
    ___________

    Igene does not require collateral from its customers with respect to accounts receivable but performs periodic credit evaluations of such customers' financial conditions. Igene determines any required allowance by considering a number of factors including lengths of time accounts receivable are past due and previous loss history. Igene provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

    Igene's cash may exceed FDIC protection levels at different points throughout the year; management believes the risk associated with this possible exposure is minimal. Igene was within FDIC protection limits at December 31, 2007.

    Long-Lived Assets
    _________________

    Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable.

    Statement of Financial Accounting Standards (SFAS) 142 "Goodwill and Other Intangible Assets" provides that some intangible assets are not subject to periodic amortization, but are evaluated at least annually for impairments. After a review of the Company's historical cash flows it was determined the Company cannot reasonably forecast future cash flows. Igene received a valuation of its tangible and intangible assets held December 31, 2007 and has recorded the values based on the received valuation.

    Inventories
    ___________

    Inventories consist of finished goods, and are stated based on the valuation received at the close of the separation of the Joint Venture. Inventory is tracked by specific lot number.

    Income Taxes
    ____________

    Igene utilizes the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the value of such assets will be realized.

    Revenue Recognition
    ___________________

    Igene's revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin (SAB) 104, "Revenue Recognition in Financial Statements" for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104 the Company recognizes revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the seller's price is fixed or determinable, and (4) collectability is reasonably assured.

             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
              Years ended December 31, 2007 and 2006

    Intangible Assets
    _________________

    Intangible assets with estimable useful lives are amortized over respective estimated useful lives, and reviewed for impairment in accordance with SFAS 142, "Goodwill and Other Intangible Assets." Igene has recorded values for customer contracts, intellectual property and a non-compete contract received as part of the separation from Tate & Lyle. These values are based on the independent valuation received at the close of the venture. As this valuation was received after December 31, 2007 and deemed to be accurate as of that date, no amortization was taken for 2007, and will begin in 2008.

    Customer contracts are for a term of one year and the value will be amortized over 2008. The non- compete contract is for a term of five years and will amortized over the life of the contract. Intellectual property will tested annually for impairment, and any impaired value shall be written-off.

    New accounting pronouncements
    _____________________________

    In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards SFAS 157 "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements.

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

    In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation FIN 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." FIN 48 provides a comprehensive model for the recognition, measurement and disclosure in the financial statements of uncertain tax positions taken or expected to be taken on a tax return. The Company adopted FIN 48 effective beginning on January 1, 2007. The Company is currently evaluating the impact this interpretation may have on its future financial position, results of operations, earnings per share, or cash flows.

    Management  does  not  believe  the  effects  of  the   above
    described  recent  pronouncements  or  others  will  have   a
    significant impact on our financial statements.

(2) Non-cash investing and financing activities
    ___________________________________________

    During 2006, 7,375 shares of redeemable preferred stock, with a recorded aggregate value of $141,600, were converted into 14,750 shares of common stock. This included the 8% Cumulative Convertible Preferred Stock, Series B and has relieved the Company of this amount of long-term debt.

             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
              Years ended December 31, 2007 and 2006

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

    During 2007 and 2006, Igene recorded dividends in arrears on its 8% Redeemable Preferred Stock, Series A at $.64 per share aggregating $7,126 and $8,306 respectively, on such preferred stock which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock. (see also note 9).

(3) Concentration of Credit Risk
    ____________________________

    Igene   is   potentially  subject  to  the   effects   of   a
    concentration of credit risk in accounts receivable. Accounts receivable is substantially composed of receivables from customers in Chile, which is an important market for Igene's product, AstaXin(R). Chile has from time to time experienced political unrest and currency instability. Because of the volume of business transacted by Igene in Chile, recurrence of such unrest or instability could adversely affect the businesses of its customers in Chile or Igene's ability to collect its receivables from these customers. In order to minimize risk, Igene strictly evaluates the companies to which it extends credit and all prices are denominated in U.S. dollars so as to minimize currency fluctuation risk. Losses due to credit risks in accounts receivable are expected to be immaterial.

(4) Property and Equipment
    ______________________

    Property and equipment are stated at cost and are summarized as follows:

         Laboratory equipment and fixtures        $    130,964
         Idle equipment                                706,667
         Pilot plant equipment and fixtures             91,503
         Office furniture and fixtures                  36,990
                                                  _____________
                                                       966,124
         Less accumulated depreciation                (252,631)
                                                  _____________
                                                  $    713,493
                                                  =============

             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
              Years ended December 31, 2007 and 2006

(5) Investment in Joint Venture
    ___________________________

    On March 19, 2003, Igene entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd., a subsidiary of Tate & Lyle PLC ("Tate") pursuant to which Igene and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell astaxanthin and derivative products throughout the world for all uses other than as a nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000 to the Joint Venture, which included certain of its facility assets previously used in citric acid production, while Igene transferred to the Joint Venture its technology relating to the production of astaxanthin and assets related thereto. The initial value of Igene's investment in the Joint Venture had been recorded at an amount equal to the book value of Igene's consideration contributed at the creation of the Joint Venture. As the cost of Igene's technology and intellectual property had been previously expensed and had a carrying amount of zero, the investment in the Joint Venture had been recorded with a book value of $316,869, which represents the unamortized production costs contributed to the Joint Venture. In addition, Igene also contributed $6,000 to the capital of the Joint Venture. Sales and cost of sales activity were recorded as part of the operations of the unconsolidated venture.

    On October 31, 2007, Igene and Tate entered into a Separation Agreement pursuant to which the Joint Venture Agreement was terminated. As part of the Agreement, Igene sold to Tate its 50% interest in the Joint Venture and the Joint Venture sold to Igene its intellectual property, inventory and certain assets and lab equipment utilized by the Joint Venture. The purchase price paid by Tate to Igene for its 50% interest was 50% of the Joint Venture's net working capital. The purchase price paid by Igene for the inventory was an amount equal to 50% of the Joint Venture's net working capital, the assumption of various liabilities and the current market price of the inventory, less specified amounts. In addition, Igene agreed to pay to Tate an amount equal to 5% of Igene's gross revenues from the sale of astaxanthin up to a maximum of $5,000,000. Tate agreed for a period of five years not to engage in the astaxanthin business.

    Upon the termination of the Joint Venture it was determined that the transaction should be recorded as the purchase of a business. Based on that determination a valuation expert was hired to determine the fair value of the assets received and the liabilities assumed. As the fair value received exceeded the liabilities assumed the fair value of the assets received were reduced to equal the liabilities assumed. The table below shows the original determined fair value, the reduction, and the subsequent values recorded.

             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
              Years ended December 31, 2007 and 2006


                                                                            Assets
                                                    Fair Value              Subject        Allocate excess Fair Value over Cost
                                           ____________________________   to pro-rata   ___________________________________________
                                              Credit           Debit       Reduction     Adjustment       Credit          Debit
                                           _____________  _____________  _____________  _____________  _____________  _____________
Tangible Assets Acquired

  Current Assets
    Inventory                                 9,873,934                                                   9,873,934

  Non-Current Assets
    Downstream Assets and Lab Equipment       4,000,000                     4,000,000     (3,569,294)       430,706

  Deferred Tax Assets                               ---                                                         ---

  Chilean Subsidiary                              8,182                         8,182         (7,301)           881
                                           _____________                                               _____________

  Total Assets                               13,882,116                                                  10,305,521

Assumed Liabilities
  Rebate Liabilities                                           857,550                                                    857,550
  A/P                                                          890,000                                                    890,000
  Royalty of 5% up to $5M (contingent)                       5,000,000                                                  5,000,000
  Removal of downstream assets                                 500,000                                                    500,000
  Collection Obligation                                         51,069                                                     51,069
                                                          _____________                                              _____________
  Total Liabilities                                          7,298,619                                                  7,298,619

Net Tangible Assets/Liabilities               6,583,497                                                   3,006,902

Intangible Assets Acquired
  5 year non-compete                          1,430,000                     1,430,000     (1,276,023)       153,977
  Customers contracts                         2,170,000                     2,170,000     (1,936,342)       233,658
  Assembled WorkForce                               ---                           ---            ---            ---
  Intellectual Property                       1,390,000                     1,390,000     (1,240,330)       149,670
                                           _____________                                               _____________
  Total Intangible Assets Acquired            4,990,000                                                     537,306

Total Net Assets Acquired                    11,573,000                     8,998,182     (8,029,289)     3,544,208
                                           =============                                               =============

Consideration Paid
  Deferred Payment
  T&L Calculated Deferred Payment             1,564,207
  Downstream Assets and Lab Equipment         1,000,000
     Net Deferred Payment                     2,564,207
  Cash Payment                                        1
  Forgive Receivable from JV                    980,000
  Fair value Igene shares in JV                     ---

Total Consideration Paid                      3,544,208                                                   3,544,208
                                           =============                                               =============

Extraordinary Gain                                  ---                                                         ---

Goodwill/(Negative Goodwill)                 (8,029,289)                                                        ---
                                           =============                                               =============


             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
              Years ended December 31, 2007 and 2006

    As a result of the Joint Venture termination, Igene is now researching several alternatives for a potential new source of production. At the current pace, Igene expects to have inventories of existing product necessary to meet demand through the third quarter of 2008. Igene expects to be out of the market for an uncertain period of time following the third quarter of 2008 until a new source of production can be identified, commence operations and yield salable product.

    As a result of the Joint Venture, the production, sales and marketing of astaxanthin through October 2007 took place through the unconsolidated Joint Venture. From inception on March 18, 2003 through the Joint Venture's final reporting on September 30, 2007, Igene's portion of the Joint Venture's net loss was $21,826,251. The loss was a result of a 50% interest in the following: Gross profit from inception was a negative $21,304,462 on sales of $38,380,752, less manufacturing cost of $59,685,214.
    Selling and general and administrative expenses were $16,542,813, and interest expense was $5,805,227. The resulting loss was $43,652,502. Igene's 50% portion of the Joint Venture loss was $21,826,251.

    Because the Company accounts for its investment in the Joint Venture under the equity method of accounting, it would ordinarily recognize as part of loss from equity the loss of its 50% ownership portion of the loss of the Joint Venture. However, losses in the Joint Venture are recognized only to the extent of the Investment in and Advances to the Joint Venture. Losses in excess of this amount are suspended from recognition in the financial statements and carried forward to offset Igene's share of the Joint Venture's future income, if any.

    At September 30, 2007, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of $322,869 and its net advances to the Joint Venture amounted to $1,007,888, for a total of $1,330,757. Through December 31, 2006, Igene recognized $1,491,981 of the $15,922,400 loss, which existed as part of the Joint Venture. In the first six months of 2007, the balances of the funds due to Igene were reduced by a net repayment of $258,628, representing the June 30, 2007 balance of $1,233,353. For the three months ended September 30, 2007, Igene recognized a loss from the advance for that period of $97,404. This advance decreased the additional suspended loss of $1,293,769 for the quarter. The cumulative suspended loss at September 30, 2007 was $20,495,494 and it will be carried forward to offset Igene's share of earnings from the Joint Venture, if any. The balance in the Advances to and Investment in Joint Venture account on the Company's condensed consolidated financial statements was zero at September 30, 2007.

    The  following condensed statement displays the  activity  of the  Joint  Venture for the period of initial  investment  at
    March 19, 2003 in the Joint Venture through September 30, 2007. As shown, 50% of the activity, limited to Igene's investment, is recorded as part of Igene's Financial Statements as loss from investment in the Joint Venture:

                                                                  September 30,
                                                                          2007
                                                                  _____________
          ASSETS
          CURRENT ASSETS
            Cash                                                  $  2,645,000
            Account Receivable                                       4,711,000
            Inventory                                               13,069,000
                                                                  _____________
                                                                    20,425,000
          OTHER ASSETS
            Property, plant and equipment, net                      19,668,000
            Intangibles                                             24,614,000
                                                                  _____________
               TOTAL ASSETS                                       $ 64,707,000
                                                                  =============
                                -39-

             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
              Years ended December 31, 2007 and 2006


          LIABILITIES AND EQUITY
          CURRENT LIABILITIES
            Accounts payable and accrued expenses
            (majority of which is due to one joint venturer)      $ 48,419,000
            Working capital loan                                     7,628,000
                                                                  _____________
               TOTAL LIABILITIES                                    56,047,000
            Equity                                                   8,660,000
               TOTAL LIABILITIES AND EQUITY                       $ 64,707,000
                                                                  =============

                                                             Period from March 19, 2003
                                                               (initial investment) to
                                                                  September 30, 2007
                                                             __________________________
Net Sales                                                       $     38,380,752
Less: manufacturing cost                                             (59,685,214)
                                                                ____________________
Gross Profit (Loss)                                                  (21,304,462)
Less:  selling, general and administrative                           (16,542,813)
                                                                ____________________
Operating Loss                                                       (37,847,275)
Interest Expense                                                      (5,805,227)
                                                                ____________________
Net Loss                                                        $    (43,652,502)
                                                                ====================
Igene's 50% equity interest in the net loss                     $    (21,826,251)
Igene's Investment in and Advances to the Joint Venture               (1,330,757)
                                                                ____________________
Igene's suspended loss at September 30, 2007                    $    (20,495,494)
                                                                ====================


(6)  Convertible Debentures
     ______________________

     As previously stated in the Registrant's third quarter Form 10-QSB, on November 13, 2001, Igene entered into Convertible Promissory Notes (the "Convertible Notes") with each of the following note holders for the following respective amounts:
     (a) NorInnova AS (formerly Forskningsparken I Tromso AS) for $106,500; (b) Knut Gjernes for $7,500; (c) Magne Russ Simenson for $378,000; and (d) Nord Invest AS for $313,000. Each of the Convertible Notes had a maturity date of November 1, 2004. On November 18, 2005, each of the Convertible Note Holders provided Igene with written notice of default under each of the Convertible Notes.

     On November 29, 2006, the Convertible Note holders filed a complaint against the Company in the Circuit Court of Howard County, Maryland seeking payment of all outstanding amounts due under the Convertible Notes. On February 23, 2007, the Company paid $762,638 to the Convertible Note holders as settlement of all claims related to the Convertible Notes. The complaint was dismissed with prejudice on March 6, 2007.

     In an attempt to settle the matter, the Note holders were offered the ability to extend the notes they held for a period of ten years at an interest rate of 5%. The conversion would be changed from the original debenture rate of $.10 (ten cents) per share to the current market rate of $.02 (two cents) per share. They rejected the offer.

     The funds to settle the litigation were provided by Igene's directors using the terms offered above to the debenture holders. On February 15, 2007, Igene issued and sold $762,000 in aggregate principal amount of 5% convertible debentures, 50% each to two directors of Igene. These debentures are convertible into shares of Igene's common stock at $.02 per share based on the offer made to the original debenture holders as the market price of Igene's shares at the time the debentures terms were agreed upon.

             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
              Years ended December 31, 2007 and 2006

     On July 17, 2002, Igene issued and sold $300,000 in aggregate principal amount of 8% convertible debentures, 50% each to two directors of Igene. These debentures are convertible into shares of Igene's common stock at $.03 per share based on the market price of Igene's shares at the time the debentures were agreed to. In consideration of the commitment to purchase the 8% convertible debenture, these directors also received an aggregate of 10,000,000 warrants to purchase common stock at $.03 per share. These debentures, if not converted earlier, become due on July 17, 2012.

     On February 22, 2002, Igene issued and sold $1,000,000 in aggregate principal amount of 8% convertible debentures, 50% each to two directors of Igene. These debentures are convertible into shares of Igene's common stock at $.04 per share based on the market price of Igene's shares at the time the debentures were agreed to. In consideration of the commitment to purchase the 8% convertible debenture, these directors also received an aggregate of 25,000,000 warrants to purchase common stock at $.04 per share. These debentures, if not converted earlier, become due on February 22, 2012.

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

     Convertible debentures are summarized as follows as of December 31, 2007:

                                                                                   Accrued
                                                              Principal           Interest
                                                           _____________      _____________
     8%, 10-year, convertible debenture issued 7/17/02     $    300,000       $    130,718
     8%, 10-year, convertible debenture issued 2/22/02        1,000,000            464,877
     8%, 10-year, convertible debenture issued 3/1/01         1,014,212            554,274
     8%, 10-year, convertible debenture issued 3/27/01        1,500,000            774,180
     5%, 10-year, convertible debenture issued 2/15/07          762,000             32,672
                                                           _____________      _____________
                                                           $  4,576,212       $  1,956,721
     Less unamortized debt discount                          (1,331,548)               ---
                                                           _____________      _____________
                                                           $  3,244,664       $  1,956,721
                                                           =============      =============


(7)  Notes Payable
     _____________

     This long term debt, approximately $5,800,000 which was scheduled to become payable in March 2003, had been extended to be due March 2006. It has been extended a second time to be due March 2009. Management felt any attempts to satisfy the debt on its original due date would have had materially adverse effects on the Company.

             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
              Years ended December 31, 2007 and 2006

     As a part of the terms of the first extension of the debt, the exercise prices of the warrants and any conversion features were discounted by 25%, thus a $.10 warrant is now convertible at $.075. As part of the terms of the second extension of the debt, the exercise prices of the warrants and any conversion features were discounted again by 25%, thus a $.075 warrant is now convertible at $.056.

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

     The warrants issued in connection with the above debt totaling 65,168,639 warrants have been valued at $731,127 utilizing the Black-Scholes valuation model at March 31, 2003. In addition, as a result of the repricing of the warrants in March 2006, the warrants were re-valued at $2,663,310. The $1,082,500 of convertible debt has a beneficial conversion feature in addition to the valuation of the related warrants. The total discount resulting from the valuation of the warrants and the beneficial conversion was $3,082,676 which is being amortized over the life of the debt (three years).

     Payable are summarized as follows as of December 31, 2007:

                                                                                     Accrued
                                                                  Principal          Interest
                                                                _____________      _____________
          Long-term unsecured notes payable, bearing interest
            at prime, scheduled to mature
            March 31, 2003, extended to March 31,
            2009, convertible into common stock                 $  1,082,500       $    770,389
          Long-term unsecured notes payable, bearing interest
            at 8%, scheduled to mature March 31, 2003,
            extended to March 31,  2009                            4,759,767          3,714,966
                                                                _____________      _____________
                                                                $  5,842,267       $  4,485,355
          Less unamortized debt discount                          (1,198,818)
                                                                _____________      _____________
                                                                $  4,643,449       $  4,485,355
                                                                =============      =============

     Combined aggregate amounts of maturities for all convertible debentures and notes payable are as follows:


                 Year                  Amount
                ______                ________
                 2009                 $ 5,842,267
                 2010                         ---
                 2011                   2,514,212
                 2012                   1,300,000
                 2017                     762,000


             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
              Years ended December 31, 2007 and 2006

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

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock.
     Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of December 31, 2007, total dividends in arrears on Igene's preferred stock equal $137,171 (or $12.32 per share) on Igene's Series A and are included in the carrying value of the redeemable preferred stock.

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


                                 43-

             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
              Years ended December 31, 2007 and 2006

     The   following  is  a  summary  of  options   granted   and
     outstanding under the plans as of December 31, 2007 and 2006:


                                                     2007                                2006
                                      ___________________________________  ___________________________________
                                                             Weighted                           Weighted
                                                              Average                            Average
                                                             Exercise                           Exercise
                                            Number              Price            Number            Price
                                      ________________   ________________  ________________   ________________
    Options outstanding
      and exercisable,
      beginning of year                    44,845,000    $          .059        48,427,750    $          .061
    Options granted                               ---                ---               ---                ---

    Options exercised                             ---                ---           312,000    $          .033
    Options forfeited,
      or withdrawn with
      consent of holders                          ---                ---         1,600,000    $          .100
    Options expired                               ---                ---         1,670,750    $          .050
    Options outstanding
      and exercisable,
      end of year                          44,845,000    $          .059        44,845,000    $          .059
                                      ================   ================  ================   ================



                         Options Outstanding

                                           Weighted Average
     Exercise Price     Shares             Remaining Life (Years)
     ______________     ______________     ______________________
             $.025         16,333,000                        4.6
             $.027          1,500,000                        7.9
             $.050          1,500,000                        1.8
             $.050          3,837,500                        2.0
             $.050          2,500,000                        3.9
             $.065             45,000                        3.0
             $.080          5,500,000                        3.8
             $.100         10,389,500                        6.5
             $.100          3,240,000                        0.3
                        ______________
             $.059         44,845,000
                        ==============


     Warrants
     ________

     The following table summarizes warrants issued, outstanding and exercisable:

                                As of December 31,
                         _______________________________
                                 2007              2006
                         _____________     _____________

     Issued               205,261,073       205,261,073
     Outstanding          205,261,073       205,261,073
     Exercisable          205,261,073       205,261,073


             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
              Years ended December 31, 2007 and 2006


     Common Stock
     ____________

     At December 31, 2007, 205,261,073 shares of authorized but unissued common stock were reserved for issuance upon exercise of outstanding warrants, 44,845,000 shares of authorized but unissued common stock were reserved for exercise pursuant to the 1997 and 2001 Stock Option Plans, 22,268 shares of authorized but unissued common stock were reserved for issuance upon conversion of Igene's outstanding preferred stock, and 127,948,924 shares of authorized but unissued stock were reserved for issuance upon conversion of outstanding convertible notes.

     On October 15, 2007, Mr. Monahan, Igene's Vice-President, Secretary and Director of Manufacturing, was issued 1,000,000 shares of Igene's common stock, valued at $21,000, in connection with his employment with, and services to, Igene. The shares of common stock were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act, as Mr. Monahan is an executive officer of the Company.

     Preferred Stock
     _______________

     As of December 31, 2007, total dividends in arrears on Igene's preferred stock equal $137,171 (or $12.32 per share) on Igene's Series A and are included in the carrying value of the redeemable preferred stock.

(10) Net Loss Per Common Share
     _________________________

     Net loss per common share for 2007 and 2006 is based on 109,679,538 and 108,387,454 weighted average shares, respectively. For purposes of computing net loss per common share, the amount of net loss has been increased by dividends declared and cumulative undeclared dividends in arrears on preferred stock.

     Common stock equivalents, including: options, warrants, convertible debt, convertible preferred stock, and exercisable rights have not been included in the computation of earnings per share in 2006 because to do so would have been anti-dilutive. As of December 31, 2007 and 2006, dilutive and potentially dilutive shares totaled 378,077,265 and 374,414,599 respectively.

(11) Commitments
     ___________

     Igene is obligated for office and laboratory facilities and other rentals under operating lease agreements, which expire in 2011. The base annual rentals are approximately $101,000, increasing to $106,000 by the end of the lease term, plus the Company's share of taxes, insurance and other costs. Annual rent expense relating to the leases for the years ended December 31, 2007 and 2006 approximated $118,850 and $118,600, respectively.

     Future minimum rental payments, in the aggregate and for each of the next five years are as follows:

                   Year         Amount
                  ______      __________
                   2008       $ 101,000
                   2009         103,000
                   2010         106,000
                   2011           9,000
                              __________
                  Total       $ 319,000
                              ==========

             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
              Years ended December 31, 2007 and 2006


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

     Based on production of AstaXin(R), Igene had committed to issue to Fermic up to a maximum of 20,000,000 shares of Igene common stock during the six year period which expired May 20, 2006 in accordance with the manufacturing agreement. Based on quantities of AstaXin(R) produced, all shares have been earned and issued to Fermic. Since the inception of the agreement, stock has been recorded as a manufacturing expense and also as an increase in common stock and additional paid in capital of $1,356,520. The expense is now recorded on the books of the Joint Venture with the related receivable from the Joint Venture on the books of
     Igene. This amount has been computed based on the fair value of the stock as of the period in which the shares were earned.

(12) Income Taxes
     ____________

     No income tax benefit or deferred tax asset is reflected in the financial statements. Deferred tax assets are recognized for future deductible temporary difference and tax loss carry forwards if their realization is "more likely than not."

     At  December  31,  2007  Igene has  federal  and  state  net
     operating loss carry-forwards of approximately   $22,871,000
     that  expire at various dates from 2008 through  2027.   The
     recorded  deferred  tax  asset,  representing  the  expected benefit  from  the future realization of the  net  operating
     losses, net of the valuation allowance, was   $-0- for  2007
     and 2006.

     The sources of the deferred tax asset are approximately as follows:

       Net operating loss carry-forward benefit    $ 7,776,000
       Valuation allowance                          (7,776,000)
                                                   ____________
       Deferred tax asset, net                     $       ---
                                                   ============

(13) Going Concern
     _____________

     Igene has incurred net losses in each year of its existence, aggregating approximately $48,739,000 from inception to December 31, 2007 and its liabilities exceeded its assets by approximately $14,360,000 at that date. These factors indicate that Igene will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

     As discussed as of October 31, 2007 Igene has terminated its relationship with the Joint Venture with Tate & Lyle. Igene maintains the saleable inventory after the termination of the relationship and is currently reviewing alternatives for a future manufacturing alternative. In the interim Igene will sell the existing inventory in order to maintain its relationship with customers and use these funds to cover expenses.

             IGENE Biotechnology, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
              Years ended December 31, 2007 and 2006

(14) Nature of Risks and Concentrations
     __________________________________

     Revenue during 2007 and 2006 were derived from sales of the product, AstaXin(R). The majority of the 2007 and 2006 sales were to fish producers in the aquaculture industry in Chile.

     The preceding concentrations subject Igene to certain risks. For example, it is considered at least reasonably possible that any particular customer, distributor, product line, or provider of services or facilities could be lost in the near term. The separation from Tate & Lyle has left Igene with no production facility and inventory which should last through the fourth quarter of 2008. Igene is currently reviewing alternatives for manufacturing, but has not yet secured one. It is also considered at least reasonably possible that operations located outside the United States could be disrupted in the near term. However, Igene has at present no information that would lead it to believe that it will lose its principal product, principal customers, or its contracted manufacturer; or that its operations in Mexico City or Chile will be disrupted, though this belief can not be assured.

(15) Retirement Plan
     _______________

     Effective February 1, 1997 Igene adopted a Simple Retirement Plan under Internal Revenue Code Section 408(p). The plan was a defined contribution plan, which covered all of Igene's U.S. employees who receive at least $5,000 of compensation for the preceding year. The plan permitted elective employee contributions. Effective January 1, 2003, Igene made an elective contribution of 3% of each eligible employee's compensation for each year. Igene's contributions to the plan for 2003 were $17,631.

     Effective February 1, 2004 Igene discontinued use of the Simple Retirement Plan and began use of a 401K savings/retirement plan, or 401(k) Plan. The 401(k) Plan permits our eligible employees to defer annual compensation, subject to limitations imposed by the Internal Revenue Code. All employees that have been employed for six months are eligible for the plan. The plan permits elective contributions by the Company's eligible employees based under the Internal Revenue Code, which are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. Effective January 1, 2004, Igene made an elective contribution, subject to limitations, of 4% of each eligible employee's compensation for each year. Igene's contributions to the plan for 2007 and 2006 were $28,392 and $25,996, respectively, which is expensed in the statement of operations.

                           SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            IGENE Biotechnology, Inc.
                            (Registrant)


                    By  /S/ STEPHEN F. HIU
                        ______________________________________
                            STEPHEN F. HIU
                            President, Chief Technical Officer
                            and Treasurer


                    Date May 1, 2008


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                            Date
_________                      _____                            ____
/S/ STEPHEN F. HIU             Director, President, Chief       May 1, 2008
________________________       Technical Officer (principal
    STEPHEN F. HIU             executive officer)

/S/ EDWARD J. WEISBERGER       Chief Financial Officer          May 1, 2008
________________________       (principal financial and
    EDWARD J. WEISBERGER        accounting officer)

/S/ THOMAS L. KEMPNER          Vice Chairman of Board           May 1, 2008
________________________       of Directors
    THOMAS L. KEMPNER

/S/ MICHAEL G. KIMELMAN        Chairman of the Board            May 1, 2008
________________________       of Directors
    MICHAEL G. KIMELMAN

/S/ SIDNEY R. KNAFEL           Director                         May 1, 2008
________________________
    SIDNEY R. KNAFEL

/S/ PATRICK F. MONAHAN         Director, Vice President         May 1, 2008
________________________	 Secretary and
    PATRICK F. MONAHAN         Director of Manufacturing


                          EXHIBIT INDEX

EXHIBIT                      DESCRIPTION
NO.

3.1 Articles of Incorporation of the Registrant, as amended as of November 17, 1997, constituting Exhibit 3.1 to the Registration Statement No. 333-41581 on Form SB-2 filed with the SEC on December 5, 1997, are hereby incorporated by reference.

3.2 Articles of Amendment to Articles of Incorporation of the Registrant, constituting Exhibit 3.1(b) to the Registration Statement No. 333-76616 on Form S-8 filed with the SEC on January 11, 2002, are hereby incorporated by reference.

3.3 By-Laws of the Registrant, constituting Exhibit 3.2 to the Registration Statement No. 33-5441 on Form S-1 filed with the SEC on May 6, 1986, are hereby incorporated by reference.

4.1 Form of Variable Rate Convertible Subordinated Debenture Due 2002 (Class A), constituting Exhibit 4.4 to the Registration Statement No. 33-5441 on Form S-1 filed with the SEC on May 6, 1986, is hereby incorporated by reference.

4.2 Form of Indenture by and between the Registrant and American Stock Transfer and Trust Company, as Trustee, dated as of March 31, 1998, constituting Exhibit 4.2 to the Registration Statement No. 333-41581 on Form SB-2/A filed with the SEC on January 23, 1998, is hereby incorporated by reference.

4.3 Warrant Agreement by and between the Registrant and American Stock Transfer and Trust Company, as Warrant Agent, dated as of March 31, 1998, constituting Exhibit
        4.3 to the Registration Statement No. 333-41581 on Form SB-2/A filed with the SEC on January 23, 1998, is hereby incorporated by reference.

4.4     First   Amendment  to  Indenture,  Securities,   Warrant
        Agreement  and  Warrant  Certificates  by  and   between
        Registrant and American Stock Transfer and Trust Company
        dated as of March 18, 2003, constituting   Exhibit 10.11
        to the Quarterly Report on Form 10-QSB filed with the SEC on May 14, 2003, is hereby incorporated by reference.

4.5 Second Amendment to Indenture, Securities, Warrant Agreement and Warrant Certificates by and between Registrant and American Stock Transfer and Trust Company dated as of March 28, 2006, constituting Exhibit 4.5 to the Annual Report on Form 10-KSB filed with the SEC on April 13, 2006, is hereby incorporated by reference.

10.1 Form of Conversion and Exchange Agreement used in May 1988 in connection with the conversion and exchange by certain holders of shares of preferred stock for common stock and Warrants, constituting Exhibit 10.19 to the Registration Statement No. 33-5441 on Form S-1 filed with the SEC on May 6, 1986, is hereby incorporated by reference.

10.2 Preferred Stockholders' Waiver Agreement dated May 5, 1988, constituting Exhibit 10.3 to the Registration Statement No. 33-23266 on Form S-1 filed with the SEC on July 22, 1988, is hereby incorporated by reference.

10.3 Form of Agreement between the Registrant and Certain Investors in Preferred Stock dated September 30, 1987, constituting Exhibit 10.4 to the Registration Statement No. 33-23266 on Form S-1/A, is hereby incorporated by reference.

10.4 Agreement of Lease between Columbia Warehouse Limited Partnership and the Registrant effective December 15, 1995, constituting Exhibit 10.13 to the Annual Report on Form 10-KSB filed with the SEC on April 12, 1996, is hereby incorporated by reference.

10.5 First Amendment to Lease between the Registrant and Red Branch Center, LLC made September 13, 2000, constituting Exhibit 10.8 to the Annual Report on Form 10-KSB filed with the SEC on April 2, 2001, is hereby incorporated by reference.

10.6 Separation Agreement between the Registrant and Tate & Lyle Fermentation Products Ltd. dated as of October 31, 2007, constituting Exhibit 10.1 to the
        Current Report on Form 8-K filed with the SEC on November 6, 2007, is hereby incorporated by reference.

21.1    Subsidiaries*

31.1    Rule   13a-14(a)   or  15d-14(a)  Certification  of  the
        Registrant's principal executive officer.*

31.2    Rule   13a-14(a)   or  15d-14(a)  Certification  of  the
        Registrant's principal financial officer.*

32.1    Rule   13a-14(b)   or  15d-14(b)  Certification  of  the
        Registrant's principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002.*

32.2    Rule   13a-14(b)   or  15d-14(b)  Certification  of  the
        Registrant's   principal financial  officer  pursuant to
        18 U.S.C. Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002.*


*Filed herewith