Form 10-Q
period 2008-03-31
IGENE BIOTECHNOLOGY INC
filed 2008-05-15
CIK 793160

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2008
                                         ______________

[ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF  THE
     THE EXCHANGE ACT

    For the transition period from __________ to __________

                 Commission file number 0-15888
                                        _______

                     IGENE Biotechnology, Inc.
      ______________________________________________________
      (Exact name of registrant as specified in its charter)


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

                        (410) 997-2599
      ____________________________________________________
      (Registrant's telephone number, including area code)

                                                  None
      (Former name, former address and former fiscal year,
                  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      [x]          No      [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer  [ ]     Accelerated filer          [ ]
  Non-accelerated filer    [ ]     Smaller reporting company  [x]


Indicate by check mark whether the registrant is  a shell company
(as defined in Rule 12b-2 of the Exchange Act).

Yes      [ ]          No      [x]

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes      [ ]          No      [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

110,337,072 shares of common stock, par value $.01, as of May 10,
_________________________________________________________________
2008.
_____

                            FORM 10-Q
                    IGENE Biotechnology, Inc.


                              INDEX



PART I   -  FINANCIAL INFORMATION
                                                            Page

  Consolidated Balance Sheets (Unaudited) ...............      5

  Consolidated Statements of Operations (Unaudited)......      6

  Consolidated Statement of Stockholders'
       Deficiency (Unaudited)............................      7

  Consolidated Statements of Cash Flows (Unaudited)......      8

  Notes to Consolidated Financial Statements (Unaudited).   9-13

  Management's Discussion and Analysis of Financial
       Conditions and Results of Operations .............  14-18

  Controls and Procedures ...............................     18

PART II  -  OTHER INFORMATION ...........................  19-20

SIGNATURES ..............................................     21

EXHIBIT INDEX ...........................................     22

          IGENE BIOTECHNOLOGY, INC. QUARTERLY REPORT
UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                                 IGENE Biotechnology, Inc.  and Subsidiary
                                        Consolidated Balance Sheets

                                                                March 31,    December 31,
                                                                    2008            2007
                                                            _____________   _____________
                                                             (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                 $  3,038,316    $  1,026,350
  Accounts receivable                                          1,472,697       2,718,884
  Inventory                                                    5,961,095       8,059,777
  Prepaid expenses and other current assets                        7,147          38,351
                                                            _____________   _____________
     TOTAL CURRENT ASSETS                                     10,479,255      11,843,362

  Property and equipment, net                                    867,844         713,493
  5 year non-compete (net of amortization of $7,699
     and $0, respectively)                                       146,278         153,977
  Customer contracts (net of amortization of $58,414
     and $0, respectively)                                       175,244         233,658
  Intellectual property                                          149,670         149,670
  Other assets                                                     5,125           5,125
                                                            _____________   _____________
     TOTAL ASSETS                                           $ 11,823,416    $ 13,099,285
                                                            =============   =============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                     $  6,726,279    $  7,902,625
                                                            _____________   _____________
     TOTAL CURRENT LIABILITIES                                 6,726,279       7,902,625

LONG-TERM DEBT
  Notes payable (net of unamortized discount of
    $941,928 and $1,198,818, respectively)                     4,900,339       4,643,449
  Convertible debentures (net of unamortized discount of
    $1,236,743 and $1,331,548, respectively)                   3,339,469       3,244,664
  Contingent liability on joint venture separation             5,000,000       5,000,000
  Accrued interest                                             6,639,453       6,442,076

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock,
    8% cumulative, convertible, voting, series A,
    $.01 par value per share. Stated value
    was $20.48 and $20.32, respectively.  Authorized
    1,312,500 shares; issued and outstanding 11,134 shares.      228,024         226,243
                                                            _____________   _____________
     TOTAL LIABILITIES                                        26,833,564      27,459,057
                                                            _____________   _____________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $.01 par value per share. Authorized
    750,000,000 shares; issued and outstanding 110,337,072
    shares.                                                    1,103,371       1,103,371
  Additional paid-in capital                                  33,276,687      33,276,687
  Accumulated deficit                                        (49,610,062)    (48,739,830)
  Other comprehensive income                                     219,856             ---
                                                            _____________   _____________
     TOTAL STOCKHOLDERS' DEFICIENCY                          (15,010,148)    (14,359,772)
                                                            _____________   _____________
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY         $ 11,823,416    $ 13,099,285
                                                            =============   =============

The accompanying notes are an integral part of the financial statements.

                      IGENE Biotechnology, Inc. and Subsidiary
                        Consolidated Statements of Operations
                                    (Unaudited)

                                                                Three months ended
                                                          _____________________________
                                                              March 31,       March 31,
                                                                  2008            2007
                                                          _____________   _____________
                                                                             (Restated)
REVENUE
_______
   Sales                                                  $  2,871,502    $        ---
   Cost of sales                                             2,367,410             ---
                                                          _____________   _____________
     GROSS PROFIT                                              504,092             ---

RECOUPMENT OF LOSS OF JOINT VENTURE                                ---          58,956

OPERATING EXPENSES
__________________
   Marketing and selling                                       298,298           1,892
   Research, development and pilot plant                       350,104         252,114
   General and administrative                                  177,110         202,913
   Less operating expenses reimbursed by Joint Venture             ---        (445,044)
                                                          _____________   _____________
          TOTAL OPERATING EXPENSES                             825,512          11,875
                                                          _____________   _____________
          OPERATING PROFIT (LOSS)                             (321,420)         47,081
                                                          _____________   _____________
OTHER INCOME                                                     2,040           6,382

INTEREST EXPENSE (including amortization of debt
   discount of $351,695 and $351,694, respectively)           (550,852)       (530,872)
                                                          _____________   _____________
          NET LOSS                                        $   (870,232)   $   (477,409)
                                                          _____________   _____________

Other comprehensive income
  Foreign exchange translation                                 219,856             ---

          TOTAL COMPREHENSIVE LOSS                        $   (650,376)   $   (477,409)
                                                          =============   =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE               $      (0.01)   $      (0.00)
                                                          =============   =============
WEIGHTED AVERAGE SHARES OUTSTANDING                        110,337,072     109,337,072
                                                          =============   =============


The accompanying notes are an integral part of the financial statements.

                                             IGENE Biotechnology, Inc. and Subsidiary
                                        Consolidated Statement of Stockholders' Deficiency
                                                            (Unaudited)

                                                                    Additional                      Other          Total
                                            Common Stock             Paid-in      Accumulated   Comprehensive   Stockholders'
                                           (shares/amount)           Capital        Deficit         Income       Deficiency
                                     ____________________________ ______________ ______________ ______________ ______________
Balance at January 1, 2008             110,337,072  $  1,103,371  $  33,276,687  $ (48,739,830) $         ---  $ (14,359,772)

Gain due to currency translation               ---           ---            ---            ---        219,856        219,856

Net loss for the three months ended
   March 31, 2008                              ---           ---            ---       (870,232)           ---       (870,232)
                                     ______________ _____________ ______________ ______________ ______________ ______________
Balance at March 31, 2008              110,337,072  $  1,103,371  $  33,276,687  $ (49,610,062) $     219,856  $ (15,010,148)
                                     ============== ============= ============== ============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                                  IGENE Biotechnology, Inc. and Subsidiary
                                    Consolidated Statements of Cash Flows
                                                 (Unaudited)

                                                                                  Three months ended
                                                                             ____________________________
                                                                                 March 31,      March 31,
                                                                                     2008           2007
                                                                             _____________  _____________
                                                                                               (restated)
Cash flows from operating activities
   Net loss                                                                  $   (870,232)  $   (477,409)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Amortization of debt discount                                                351,695        351,694
     Depreciation                                                                   2,720          4,673
     Increase in preferred stock for cumulative dividend
       classified as interest                                                       1,781          1,781
     Amortization of customer contracts and non-compete                            66,113            ---
     Recoupment of payment of joint venture                                           ---        (58,956)
     Decrease (increase) in:
       Accounts receivable                                                      1,246,188            ---
       Inventory                                                                2,098,682            ---
       Prepaid expenses and other current assets                                   31,203          4,260
     Increase (decrease) in
       Accounts payable and accrued expenses                                     (978,969)        40,413
                                                                             _____________  _____________
       Net cash provided by (used in) operating activities                      1,949,181       (133,544)
                                                                             _____________  _____________
Cash flows from investing activities
     Purchase of equipment                                                       (157,071)           ---
     Recoupment of payment (advances) to Joint Venture                                ---         58,956
                                                                             _____________  _____________
       Net cash provided by (used in) investing activities                       (157,071)        58,956
                                                                             _____________  _____________
Cash flows from financing activities
     Proceeds from issuance of convertible debentures                                 ---        762,000
     Repayment of convertible debentures                                              ---       (705,000)
                                                                             _____________  _____________
       Net cash provided by financing activities                                      ---         57,000
                                                                             _____________  _____________

Gain due to currency translation                                                  219,856            ---

       Net decrease in cash and cash equivalents                                2,011,966        (17,588)

       Cash and cash equivalents at beginning of period                         1,026,350         21,786

       Cash and cash equivalents at end of period                            $  3,038,316   $      4,198
                                                                             =============  =============
Supplementary disclosure and cash flow information
__________________________________________________

Cash paid for interest                                                       $        ---   $     57,637
Cash paid for income taxes                                                            ---            ---

See Note (2) for non-cash investing and financing activities.


The accompanying notes are an integral part of the financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements

(1)  Unaudited Consolidated Financial Statements

     The March 31, 2008 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This quarterly report on Form 10-Q should be read in conjunction with Annual Report on Form 10-KSB for IGENE Biotechnology, Inc. ("Igene") the year ended December 31, 2007. The December 31, 2007 consolidated balance sheet is derived from the audited balance sheet included therein.

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

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)


(3)  Noncash Investing and Financing Activities

     During  the three months ended March 31, 2008 and 2007,  the
     Company recorded in each quarter dividends in arrears on  8%
     redeemable preferred stock cumulating at $.16 per share aggregating to $1,781.

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

     On November 29, 2006, the Convertible Note holders filed a complaint against the Company in the Circuit Court of Howard County, Maryland seeking payment of all outstanding amounts due under the Convertible Notes, the "Notes Litigation." On February 23, 2007, the Company paid $762,638, representing the full amount due including interest, to the Convertible Note holders as settlement of all claims related to the Notes Litigation. The complaint was dismissed with prejudice on March 6, 2007.

     In an attempt to settle the matter, the Note holders were offered the ability to extend the notes they held for a period of ten years at an interest rate of 5%. The conversion would be changed from the original debenture rate of $.10 (ten cents) per share to the current market rate of $.02 (two cents) per share. They rejected the offer.

     The funds to settle the Notes Litigation were provided by certain of Igene's directors using the terms offered above to the debenture holders. On February 15, 2007, Igene issued and sold $762,000 in aggregate principal amount of 5% convertible debentures, 50% each to certain directors of Igene. These debentures are convertible into shares of
     Igene's common stock at $.02 per share based on the offer made to the original debenture holders as the market price of Igene's shares at the time the debentures were agreed to. These debentures, if not converted earlier, become due on February 15, 2017.

(5)  Previous Joint Venture

     On March 18, 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate"). Pursuant to a Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell astaxanthin and derivative products throughout the world for all uses other than as a nutraceutical or otherwise for direct human consumption. Tate contributed $24,600,000, including certain facility assets that were used in citric acid production, while the Company transferred to the Joint Venture its technology relating to the production of astaxanthin and assets related thereto. The assets transferred by the Company were used by the Joint Venture in the same manner as historically used by the Company. The Company and Tate each had a 50% ownership interest in the Joint Venture and equal representation on the Board of Directors of the Joint Venture. The value of the Company's initial investment in the Joint Venture was recorded at an amount equal to Igene's historical book value. As the cost of the Company's technology and intellectual property had been previously expensed and had a carrying amount of zero, the investment in the Joint Venture was originally recorded with a book value of $316,869, which represented the unamortized production costs contributed to the Joint Venture. The Company also contributed $6,000 to the capital of the Joint Venture.

     Production utilized Tate's fermentation capability together with the unique technology developed by Igene. Part of Tate's existing Selby, England, citric acid facility was modified to produce up to 1,500 tons per annum of this astaxanthin. Sales and cost of sales activity were recorded as part of the earnings of the unconsolidated venture.

                              -10-

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)

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

     Upon the termination of the Joint Venture it was determined that the transaction should be recorded as an asset purchase. This determination was based upon the assets received not constituting a business in accordance with EITF 98-3. Based on that determination an independent valuation expert was hired to determine the fair value of the assets received and the liabilities assumed. As the fair value received exceeded the liabilities assumed the fair value of the assets received were reduced to equal the liabilities assumed. Consistent with FASB statement 141 in this exchange transaction between two parties the value received is considered to be equal to what was assumed. All contingent liabilities were recorded at their maximum amount along with the value of the other consideration given. The reduction in value to arrive at the other consideration given was allocated pro rata to the long term assets.

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

     Prior to the separation, sales and marketing of astaxanthin took place in the unconsolidated Joint Venture. From inception on March 18, 2003 through March 31, 2007, the Joint Venture's results of operations included the following: Gross profit from inception was a negative $19,763,827 on sales of $31,353,167, less manufacturing cost of $51,116,994. Selling and general and administrative expenses were $14,302,539, and interest expense was
     $4,244,994. The resulting loss for such period was $38,311,360. Igene's 50% portion of the Joint Venture loss was $19,155,680 for such period.

     Because  the  Company  accounted for its  investment in  the
     Joint Venture under the equity method of accounting, it would ordinarily recognize a loss representing its 50% equity interest in the loss of the Joint Venture or the amount that is guaranteed by the Company, if any. However, losses in the Joint Venture were recognized only to the extent of the investment in and advances to the Joint Venture. Losses in excess of this amount were suspended from recognition in the financial statements.

     At March 31, 2007, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of $322,869 and its net advances to the Joint Venture amounted to $1,110,156, for a total of $1,433,025. Through the year ended December 31, 2006, Igene recognized $1,491,981 of its share of a $15,922,400 loss. The remainder of $14,430,419 was suspended and will be carried forward to offset Igene's share of earnings from the Joint Venture, if any. During the quarter ended March 31, 2007 the balance of funds due to Igene from the Joint Venture was reduced through repayments to Igene. This net repayment totaled $58,956, and is treated as a recoupment of prior loss. In addition the JV incurred an additional loss of $6,466,560, Igene's 50% share of this was $3,233,280, the combination increased the suspended loss by $3,292,236, during the quarter ended March 31, 2007. This brought the March 31, 2007 suspended loss to $17,722,655. The balance in the advances to and investment in Joint Venture account on the Company's financial statements is zero at March 31, 2007.

     The following schedules display certain account balances of the Joint Venture as of March 31, 2007 and the period since initial investment at March 18, 2003 (inception):


                              -11-

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)
                           (Unaudited)


                                                                      March 31,
                                                                          2007
                                                                    _____________
     ASSETS
     CURRENT ASSETS
        Cash and cash equivalents                                   $  1,042,000
        Accounts Receivable                                            4,229,000
        Inventories                                                   10,491,000
                                                                    _____________
                                                                      15,762,000

     OTHER ASSETS
        Property, plant and equipment, net                            20,053,000
        Intangibles                                                   24,614,000
             TOTAL ASSETS                                           $ 60,429,000

     LIABILITIES AND EQUITY
     CURRENT LIABILITIES
        Accounts payable and accrued expenses                       $ 35,211,000
        Working capital loan                                          11,812,000
                                                                    _____________
             TOTAL CURRENT LIABILITIES                                47,023,000
        Equity                                                        13,406,000
                                                                    _____________
             TOTAL LIABILITIES AND EQUITY                           $ 60,429,000
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
                                                                    =============



                                                                     Quarter ended         Quarter ended
                                                                     March 31, 2007        March 31, 2006
                                                                    ________________      ________________
                                                                       (unaudited)           (unaudited)
     Net Sales                                                      $     3,580,288       $     3,190,139
     Less: manufacturing cost                                            (8,178,136)           (3,348,894)
                                                                    ________________      ________________
     Gross Profit (Loss)                                                 (4,597,848)             (158,755)
     Less: selling, general and administrative                           (1,212,252)           (1,104,719)
     Operating Loss                                                      (5,810,100)           (1,263,474)
     Interest Expense                                                      (656,460)             (700,900)
     Net Loss before taxes                                               (6,466,560)           (1,964,374)
     Tax Expense                                                                ---            (1,205,900)
     Net Loss before taxes                                          $    (6,466,560)      $    (3,170,274)
     Igene's 50% equity interest in the net loss                    $    (3,233,280)      $    (1,585,137)
     Igene's additional Recoupment from
       (Investment in and Advances to) the Joint Venture                     58,956              (189,902)
            Igene's incremental suspended loss                      $    (3,292,236)      $    (1,395,235)


                              -12-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)


(6)  Stockholders' Deficiency

     As  of  March  31,  2008, 22,268 shares  of  authorized  but
     unissued   common  stock  were  reserved  for   issue   upon
     conversion of the Company's outstanding preferred stock.

     As of March 31, 2008, 72,232,334 shares of authorized but unissued common stock were reserved for distribution and exercise pursuant to the Company's Employee Stock Option
     Plans.

     As of March 31, 2008, 23,421,273 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes held by directors of the Company in the aggregate amount of $1,082,500.

     As of March 31, 2008, 66,427,651 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes held by directors of the Company.

     As of March 31, 2008 $38,100,000 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes issued as part of the settlement of the ProBio notes.

     As of March 31, 2008, 205,261,073 shares of authorized but unissued common stock were reserved for the exercise of outstanding warrants.

(7)  Basic and Diluted Net Loss per Common Share

     Basic and diluted net loss per common share for the three-month periods ended March 31, 2008 and 2007 are based on 110,337,072 and 109,337,072, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be anti-dilutive. As of March 31, 2008, potential full dilution was 488,414,337 shares.

(8)  Going Concern

     Igene has incurred net losses in each year of its existence, aggregating approximately $49,610,000 from inception to March 31, 2008 and as of March 31, 2008, Igene's liabilities exceeded its assets by approximately $15,010,000. These factors indicate that Igene may not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

     As discussed, as of October 31, 2007, Igene has terminated its relationship with the Joint Venture with Tate & Lyle. Igene maintains the saleable inventory after the termination of the relationship and is currently reviewing alternatives for a future manufacturing alternative. In the interim Igene will sell the existing inventory in order to maintain its relationship with customers and use these funds to cover expenses. We anticipate that our current inventory will not be substantiated after the third quarter of 2008. No adjustments to the financial statements have been made as a result of this uncertainty.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

CAUTIONARY STATEMENTS FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

EXCEPT FOR HISTORICAL FACTS, ALL MATTERS DISCUSSED IN THIS REPORT, WHICH ARE FORWARD-LOOKING, INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. CERTAIN STATEMENTS IN THIS REPORT SET FORTH MANAGEMENT'S INTENTIONS, PLANS, BELIEFS, EXPECTATIONS OR PREDICTIONS OF THE FUTURE BASED ON CURRENT FACTS AND ANALYSES. WHEN WE USE THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "ESTIMATE," "INTEND" OR SIMILAR EXPRESSIONS, WE INTEND TO IDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENT, DUE TO A VARIETY OF FACTORS, RISKS AND UNCERTAINTIES. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, COMPETITIVE PRESSURES FROM OTHER COMPANIES WITHIN THE BIOTECH AGRICULTURE AND AQUACULTURE INDUSTRIES, ECONOMIC CONDITIONS IN THE COMPANY'S PRIMARY MARKETS, EXCHANGE RATE FLUCTUATIONS, REDUCED PRODUCT DEMAND, INCREASED COMPETITION, INABILITY TO PRODUCE REQUIRED CAPACITY, UNAVAILABILITY OF FINANCING, GOVERNMENT ACTION, WEATHER CONDITIONS AND OTHER UNCERTAINTIES, INCLUDING THOSE DETAILED IN "RISK FACTORS" THAT ARE INCLUDED FROM TIME-TO-TIME IN THE
COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS. THE COMPANY ASSUMES NO DUTY TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

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

     Revenue from product sales are recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns and discounts.

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

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)

Results of Operations
_____________________

Sales and other revenue

     As part of the Joint Venture Agreement, all sales of AstaXin(R) prior to October 31, 2007 were recognized through the Joint Venture. Therefore, Igene recorded no sales during 2006 or in 2007 prior to October 31, 2007. During the first quarter of 2008, Igene recorded sales of $2,871,502. Sales had been limited in past years due to insufficient production quantity and are expected to decline to zero sometime during the third quarter of 2008 and remain negligible until a source of production can be identified and production begins. Igene is currently researching various alternatives for future production but has not yet engaged any new source of production. Management believes that this decision is of fundamental importance to Igene and continues to seek an appropriate production partner.

Cost of sales and gross profit

     As with sales revenue, beginning July 2003 through October 31, 2007, cost of sales and gross profit were recognized through the Joint Venture. Therefore, Igene recorded no cost of sales or gross profit during 2006 or in 2007 prior to October 31, 2007. During the first quarter of 2008, Igene recorded cost of sales of $2,367,410. This resulted in a gross profit for the period of $504,092, or 18%. The increase in gross profit is due mainly to the discount in which the product was purchased at the conclusion of the Joint Venture. With the termination of the Joint Venture, there can be no assurance of the continued dependability of production. As a result, future cost of sales is expected to increase through the third quarter of 2008, whereupon sales, and cost of sales, are expected to be negligible until a source of production can be identified and commencement of production cannot be predicted. Igene is currently researching various alternatives for future production. No assurances can be provided with regard to a new source of production.

Marketing and selling expenses

     For the quarters ended March 31, 2008 and 2007, Igene recorded marketing and selling expense in the amounts of $298,298 and $1,892, respectively, an increase of $296,406. With the termination of the Joint Venture, Igene has reassumed responsibility for the marketing and selling function that was being done by the Joint Venture. It is expected that this level of marketing and selling expense will be constant as Igene has reassumed the activities of the Chilean subsidiary and looks to maintain its customer base through the period in which it engages a new source of production. However, no assurances can be made with regard to a new source of production or maintenance of the customer base. Prior to October 2007, all marketing and selling expenses incurred by Igene as part of the Joint Venture had been reimbursed by the Joint Venture. After October 2007, these expenses are expected to be funded by cash flows from operations, to the extent available for such purposes. However, we do not expect cash flows from operations to continue beyond the third quarter of 2008 unless and until a source of production is identified and production begins.

Research, development and pilot plant expenses

     For the quarters ended March 31, 2008 and 2007, Igene recorded research and development costs in the amount of $350,104 and $252,114, respectively, an increase of $97,990 or 39%. Research and development costs have increased as Igene works to develop new uses for its product. As well, it is expected these costs will remain at current increased levels in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, developing higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology. Prior to October of 2007, all research and development expenses incurred by Igene as part of the Joint Venture had been reimbursed by the Joint Venture. After October 2007 these expenses are expected to be funded by cash flows from operations, to the extent available for such purposes. However, we do not expect cash flows from operations to continue beyond the third quarter of 2008 unless and until a source of production is identified and production begins.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)

General and administrative expenses

     General and administrative expenses for the quarter ended March 31, 2008 and 2007 were $177,110 and $202,913 respectively, a decrease of $25,803 or 13%. These costs are expected to remain constant. Igene works to keep overhead costs at a reduced level and spend funds on research and development efforts. Prior to October 2007, all general and administrative expenses incurred related to research and sales of product by Igene as part of the Joint Venture, had been reimbursed by the Joint Venture. After October 2007 these expenses are expected to be funded by cash flows from operations, to the extent available for such purposes. However, we do not expect cash flows from operations to continue beyond the third quarter of 2008 unless and until a source of production is identified and production begins.

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

Interest expense

     Interest expense for the quarters ended March 31, 2008 and 2007 were $550,852 and $530,872 respectively, an increase of $19,980 or 4%. This interest expense (net of interest income) was composed of interest on Igene's long term financing from its directors and other stockholders and interest on Igene's subordinated and convertible debentures, as well as amortization of discount on Igene's notes and debentures of $351,695 for 2008 and $351,694 for 2007.

Equity in earnings of unconsolidated Joint Venture

     Prior to the October 31, 2007 termination of the Joint Venture, the production, sales and marketing of astaxanthin took place in the unconsolidated Joint Venture. From inception on March 18, 2003 through March 31, 2007, the Joint Venture's results of operations included the following: Gross profit from inception was a negative $19,763,827 on sales of $31,353,167, less manufacturing cost of $51,116,994. Selling and general and administrative expenses were $14,302,539, and interest expense was $4,244,994. The resulting loss was $38,311,360. Igene's 50% portion of the Joint Venture loss was $19,155,680.

     Because the Company accounted for its investment in the Joint Venture under the equity method of accounting, it would ordinarily recognize a loss representing its 50% equity interest in the loss of the Joint Venture or the amount that is guaranteed by the Company, if any. However, losses in the Joint Venture were recognized only to the extent of the investment in and advances to the Joint Venture. Losses in excess of this amount were suspended from recognition in the financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)

     At  March  31, 2007, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of $322,869 and its net advances to the Joint Venture amounted to $1,110,156, for a total of $1,433,025. Through the year ended December 31, 2006, Igene recognized $1,491,981 of its share of a $15,922,400 loss. The remainder of $14,430,419, was suspended and will be carried forward to offset Igene's share of earnings from the Joint Venture, if any. During the quarter ended March 31, 2007, the balance of funds due to Igene from the Joint Venture was reduced through repayments to Igene. This net repayment totaled $58,956. This amount is treated as a recoupment of prior loss and added back to the
$14,430,419 suspended loss. In addition the Joint Venture incurred an additional loss of $6,466,560, Igene's 50% share of this was $3,233,280, and the combination increased the suspended loss by $3,292,236, during the quarter ended March 31, 2007. This brought the March 31, 2007 suspended loss to $17,722,655. The balance in the advances to and investment in Joint Venture account on the Company's financial statements is zero at March 31, 2007.

Net loss and basic and diluted net loss per common share

     As a result of the foregoing, the Company reported comprehensive losses of $650,376 and $477,409, respectively, for the quarters ended March 31, 2008 and 2007, an increase in the loss of $172,967 or 36%. This represents a loss of $0.01 and $0.00 per basic and diluted common share in each of the quarters ended March 31, 2008 and 2007, respectively. The weighted average number of shares of common stock outstanding of 110,337,072 and 109,337,072 for the quarters ended March 31, 2008 and 2007, respectively, has increased by 1,000,000 shares. The increase in outstanding shares resulted from the issuance of 1,000,000 shares of common stock to the Company's Director of Manufacturing.

Financial Position

     During  the  quarters  ended March 31,  2008  and  2007,  in addition  to  the  matters  previously discussed,  the  following
actions   also   materially  affected  the  Company's   financial
position:

     o Decreases in accounts receivables, inventory and prepaid expense for the quarter ended March 31, 2008 of $3,376,073 were a source of cash, offset by funds used to decrease accounts payable and accrued expenses by $978,969; and

     o The carrying value of redeemable preferred stock was increased and interest expense recorded in the amount of $1,781 in 2008, reflecting cumulative unpaid dividends on redeemable preferred stock.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of March 31, 2008, total dividends in arrears on Igene's preferred stock total $138,952 ($12.48 per share) and are included in the carrying value of the redeemable preferred stock.

Liquidity and Capital Resources

     Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of March 31, 2008, Igene had working capital of $3,752,976, and cash and cash equivalents of $3,038,316.

     Cash provided by operating activities during the three-month period ended March 31, 2008 equaled $1,949,181 versus cash used by operating activities of $133,544 for the three-month period ended March 31, 2007.

     Cash used by investing activities during the three-month period ended March 31, 2008 equaled $157,071, this resulted from the purchase of equipment, versus cash provided by investing activities of $58,956, a recoupment of payment to the Joint Venture for the three-month period ended March 31, 2007.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)

     No cash was used or provided by financing activities during the first quarter of 2008. Cash provided by financing activities was $57,000 during the first quarter of 2007, in settlement of the convertible debentures and used in payment of interest on those notes.

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

     The  Company   does  not  believe  that  inflation   had   a
significant impact on its operations during the three-month periods ended March 31, 2008 and 2007.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The  Company  is a smaller reporting company as  defined  by
Rule  12b-2  of the Securities Exchange Act of 1934,  as  amended
(the  "Exchange  Act")  and  is  not  required  to  provide   the
information required under this item.

Item 4.   Controls and Procedures

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

Igene is attempting to increase control over financial reporting in order to strengthen internal controls.

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

     In connection with the issuance of convertible notes by Igene in 2001 to each of NorInnova AS (formerly Forskningsparken I Tromso AS), Knut Gjernes, Magne Russ Simenson and Nord Invest AS (collectively, the "note holders"), which convertible notes matured in November 2004, the note holders filed a complaint against Igene in Circuit Court of Howard County, Maryland on November 29, 2006 seeking payment of all outstanding amounts due under the convertible notes. On February 23, 2007, Igene, paid an aggregate amount of $762,638 to the note holders as settlement of all claims related to the convertible notes. The complaint was dismissed with prejudice on March 6, 2007.

Item 1A.  Risk Factors

     The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.   Unregistered  Sales  of  Equity  Securities  and Use of
          Proceeds

None.

Item 3.  Defaults Upon Senior Securities

     In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of May 14, 2008, total dividends in arrears on the Company's preferred stock total $138,952 ($12.48 per share) and are included in the carrying value of the redeemable preferred stock.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.  Exhibits

(a) Exhibits

EXHIBIT                      DESCRIPTION

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

3.3     By-Laws of the Registrant, constituting Exhibit  3.2
        to the Registration Statement No. 33-5441 on Form S-
        1 filed with the SEC on May 6, 1986, are hereby incorporated by reference.

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

*Filed herewith.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            IGENE BIOTECHNOLOGY, INC.
                            _____________________________________
                            (Registrant)




Date  May 14, 2008      By  /S/ STEPHEN F. HIU
      ____________          _____________________________________
                                STEPHEN F. HIU
                                President
                                (principal executive officer)




Date  May 14, 2008      By  /S/ EDWARD J. WEISBERGER
      ____________          _____________________________________
                                EDWARD J. WEISBERGER
                                Chief Financial Officer
                                (principal financial officer)

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

3.3     By-Laws of the Registrant, constituting Exhibit  3.2
        to the Registration Statement No. 33-5441 on Form S-
        1 filed with the SEC on May 6, 1986, are hereby incorporated by reference.

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

*Filed herewith.