Form 10-Q
period 2008-06-30
IGENE BIOTECHNOLOGY INC
filed 2008-08-07
CIK 793160

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              FORM 10-Q

(Mark One)

[x] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    EXCHANGE ACT

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

  Large accelerated filer       Accelerated filer
                          ___                             ___

  Non-accelerated filer         Smaller reporting company  x
                          ___                             ___

Indicate  by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).

Yes   [ ]          No      [x]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

There  were  110,337,072  shares of common stock, par value $.01,
_________________________________________________________________
issued and outstanding as of August 4, 2008.
____________________________________________

                              FORM 10-Q
                      IGENE Biotechnology, Inc.


                                INDEX



PART I     -     FINANCIAL INFORMATION
                                                           Page

   Consolidated Balance Sheets (Unaudited)...............  5

   Consolidated Statements of Operations (Unaudited).....  6

   Consolidated Statement of Stockholders' Deficiency
   (Unaudited)...........................................  7

   Consolidated Statements of Cash Flows (Unaudited).....  8

   Notes to Consolidated Financial Statements
   (Unaudited)...........................................  9-14

   Management's Discussion and Analysis of Financial
   Conditions and Results of Operations .................  15-18

   Controls and Procedures...............................  19

PART II    -     OTHER INFORMATION ......................  20-21

SIGNATURES ..............................................  22

EXHIBIT INDEX ...........................................  23

           IGENE BIOTECHNOLOGY, INC. QUARTERLY REPORT
UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

PART I               FINANCIAL INFORMATION

Item 1.   Financial Statements

                      IGENE Biotechnology, Inc.  and Subsidiary
                             Consolidated Balance Sheets


                                                             June 30,   December 31,
                                                                2008           2007
                                                         ____________   ____________
                                                           (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                              $ 1,260,728    $ 1,026,350
  Accounts receivable                                      1,339,966      2,718,884
  Inventory                                                4,844,088      8,059,777
  Prepaid expenses and other current assets                   37,726         38,351
                                                         ____________   ____________
    TOTAL CURRENT ASSETS                                   7,482,508     11,843,362

  Property and equipment, net                                924,526        713,493
  5 year non-compete (net of amortization
    of $15,398 and $0, respectively)                         138,579        153,977
  Customer contracts (net of amortization
    of $116,829 and $0, respectively)                        116,829        233,658
  Intellectual property                                      149,670        149,670
  Other assets                                                 5,125          5,125
                                                         ____________   ____________
    TOTAL ASSETS                                         $ 8,817,237    $13,099,285
                                                         ============   ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                  $ 4,296,766    $ 7,902,625
                                                         ____________   ____________

    TOTAL CURRENT LIABILITIES                              4,296,766      7,902,625

LONG-TERM DEBT
  Notes payable (net of unamortized discount of
    $685,038 and $1,198,818, respectively)                 5,157,229      4,643,449
  Convertible debentures (net of unamortized discount of
    $1,141,938 and $1,331,548, respectively)               3,434,274      3,244,664
  Contingent liability on joint venture separation         5,000,000      5,000,000
  Accrued interest                                         6,836,829      6,442,076

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8%
  cumulative, convertible, voting, series A, $.01 par
  value per share. Stated value $20.64 and $20.32,
  respectively.  Authorized 1,312,500 shares; issued
  and outstanding 11,134 shares.                             229,809        226,243
                                                         ____________   ____________

    TOTAL LIABILITIES                                     24,954,907     27,459,057
                                                         ____________   ____________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $.01 par value per share.
    Authorized 750,000,000 shares; issued and
    outstanding 110,337,072 shares.                        1,103,371      1,103,371
  Additional paid-in capital                              33,276,687     33,276,687
  Accumulated deficit                                    (50,565,704)   (48,739,830)
  Other comprehensive income                                  47,976            ---
                                                         ____________   ____________

    TOTAL STOCKHOLDERS' DEFICIENCY                       (16,137,670)   (14,359,772)
                                                         ____________   ____________

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY       $ 8,817,237    $13,099,285
                                                         ============   ============

The accompanying notes are an integral part of the financial statements.

                                           IGENE Biotechnology, Inc. and Subsidiary
                                            Consolidated Statements of Operations
                                                         (Unaudited)


                                                              Three months ended                Six months ended
                                                         ____________________________     ____________________________
                                                              June 30,       June 30,          June 30,       June 30,
                                                                 2008           2007              2008           2007
                                                         _____________  _____________     _____________  _____________
REVENUE
_______
  Sales                                                  $  1,656,167   $        ---      $  4,527,669   $        ---
  Cost of sales                                             1,230,096            ---         3,597,506            ---
                                                         _____________  _____________     _____________  _____________
GROSS PROFIT                                                  426,071            ---           930,163            ---

EQUITY IN REPAID ADVANCES
  OF JOINT VENTURE                                                ---        199,672               ---        258,628
                                                         _____________  _____________     _____________  _____________
OPERATING EXPENSES
__________________
  Marketing and selling                                       163,697         37,433           461,995         39,325
  Research and development                                    439,434        245,172           789,538        497,286
  General and administrative                                  227,685        275,149           404,795        478,062
  Operating expenses reimbursed by Joint Venture                  ---       (515,442)              ---       (960,486)
                                                         _____________  _____________     _____________  _____________
     TOTAL OPERATING EXPENSES                                 830,816         42,312         1,656,328         54,187
                                                         _____________  _____________     _____________  _____________
     OPERATING PROFIT (LOSS)                                 (404,745)       157,360          (726,165)       204,441
                                                         _____________  _____________     _____________  _____________

OTHER INCOME                                                      ---          1,155             2,040          7,537

INTEREST EXPENSE (including amortization of debt
  discount of $351,695 for the three months ended
  June 30, 2008 and 2007, and $703,390 and
  $703,389 for the six months ended June 30, 2008
  and 2007, respectively)                                    (550,897)      (574,244)       (1,101,749)    (1,105,116)
                                                         _____________  _____________     _____________  _____________
     NET LOSS                                            $   (955,642)  $   (415,729)     $ (1,825,874)  $   (893,138)
                                                         _____________  _____________     _____________  _____________
Other comprehensive income (loss)
  Foreign exchange translation                               (171,880)           ---            47,976            ---


     TOTAL COMPREHENSIVE LOSS                            $ (1,127,522)  $   (415,729)     $ (1,777,898)  $   (893,138)
                                                         =============  =============     =============  =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE              $      (0.01)  $      (0.00)     $      (0.02)  $      (0.01)
                                                         =============  =============     =============  =============
WEIGHTED AVERAGE SHARES OUTSTANDING                       110,337,072    109,337,072       110,337,072    109,337,072
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

                                          IGENE Biotechnology, Inc. and Subsidiary
                                     Consolidated Statement of Stockholders' Deficiency
                                                         (Unaudited)


                                                                       Additional                        Other         Total
                                                 Common Stock            Paid-in      Accumulated    Comprehensive  Stockholders'
                                               (shares/amount)           Capital        Deficit        Income       Deficiency
                                         ____________________________  _____________  _____________  _____________  _____________
Balance at January 1, 2008                110,337,072   $  1,103,371   $ 33,276,687   $(48,739,830)  $        ---   $(14,359,772)

Gain due to currency translation                  ---            ---            ---            ---         47,976         47,976

Net loss for the six months ended
  June 30, 2008                                   ---            ---            ---     (1,825,874)           ---     (1,825,874)
                                         _____________  _____________  _____________  _____________  _____________  _____________
Balance at June 30, 2008                  110,337,072   $  1,103,371   $ 33,276,687   $(50,565,704)  $     47,976   $(16,137,670)
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

                                                  IGENE Biotechnology, Inc. and Subsidiary
                                                   Consolidated Statements of Cash Flows
                                                                 (Unaudited)


                                                                                                    Six months ended
                                                                                            _______________________________
                                                                                                June 30,           June 30,
                                                                                                   2008               2007
                                                                                            _____________     _____________
Cash flows from operating activities
  Net loss                                                                                  $ (1,825,874)     $   (893,138)
  Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Amortization of debt discount                                                                703,390           703,389
  Depreciation                                                                                     8,147             9,347
  Increase in preferred stock for cumulative dividends
    classified as interest                                                                         3,566             3,563
  Amortization of customer contracts and non-compete                                             132,227               ---
  Recoupment of payment of joint venture                                                             ---          (258,628)

  Decrease in:
     Accounts receivable                                                                       1,378,919               ---
     Inventory                                                                                 3,215,689               ---
     Prepaid expenses and other current assets                                                       625            11,519

  Increase (decrease) in:
     Accounts payable and accrued expenses                                                    (3,211,107)          280,197
                                                                                            _____________     _____________
  Net cash provided by (used in) operating activities                                            405,582          (143,751)
                                                                                            _____________     _____________

Cash flows from investing activities
  Purchase of equipment                                                                         (219,180)              ---
  Recoupment of payment to joint venture                                                             ---           258,628
                                                                                            _____________     _____________

  Net cash provided by (used in) financing activities                                           (219,180)          258,628
                                                                                            _____________     _____________

Cash flows from financing activities
  Proceeds from issuance of convertible debenture                                                    ---           762,000
  Repayment of convertible debenture                                                                 ---          (705,000)
                                                                                            _____________     _____________

  Net cash provided by financing activities                                                          ---            57,000
                                                                                            _____________     _____________

Gain due to currency translation                                                                  47,976               ---

Net increase in cash and cash equivalents                                                        234,378           171,877

  Cash and cash equivalents at beginning of period                                             1,026,350            21,786
                                                                                            _____________     _____________
  Cash and cash equivalents at end of period                                                $  1,260,728      $    193,663
                                                                                            =============     =============
Supplementary disclosure and cash flow information
__________________________________________________

Cash paid for interest                                                                      $        ---      $     57,637
Cash paid for income taxes                                                                           ---               ---

See Note (4) for non-cash investing and financing activities.


The accompanying notes are an integral part of the financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)

(1)  Unaudited Consolidated Financial Statements

     The June 30, 2008 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-KSB for IGENE Biotechnology, Inc. ("Igene") for the year ended December 31, 2007. The December 31, 2007 consolidated balance sheet is derived from the audited balance sheet included therein.

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

     In an effort to develop a dependable source of production, on March 19, 2003, Tate & Lyle PLC ("Tate") and Igene announced a 50:50 joint venture to produce AstaXin(R) for the aquaculture industry, which we refer to as the "Joint Venture." Production utilized Tate's fermentation capability together with the unique technology developed by Igene. Part of Tate's existing citric acid facility located in Selby, England, was modified to include the production of this product. Tate's investment of approximately $24,600,000 included certain of its facility assets that were used in citric acid production. Igene's contribution to the Joint Venture, including its intellectual property and its subsidiary in Chile, was valued by the parties as approximately equal to Tate's contribution. For accounting purposes, Igene's accounting contribution was valued at zero.

     On October 31, 2007, Igene and Tate entered into a Separation Agreement pursuant to which the Joint Venture
     Agreement was terminated. As part of the Separation Agreement, Igene sold to Tate its 50% interest in the Joint Venture and the Joint Venture sold to Igene its intellectual property, inventory and certain assets and lab equipment utilized by the Joint Venture, as well as Igene's subsidiary in Chile. The purchase price paid by Tate to Igene for its 50% interest in the Joint Venture was 50% of the Joint Venture's net working capital. The purchase price paid by Igene for the inventory was an amount equal to 50% of the Joint Venture's net working capital, the assumption of various liabilities and the current market price of the inventory, less specified amounts. In addition, Igene agreed to pay to Tate an amount equal to 5% of Igene's gross revenues from the sale of astaxanthin up to a maximum of $5,000,000. Tate agreed for a period of five years not to engage in the astaxanthin business.

     As a result of the Joint Venture termination, Igene is not currently producing astaxanthin products, and is researching several alternatives for a potential new source of production. At the current pace, Igene expects to have inventories of existing product necessary to meet demand through 2008. Igene expects to be out of the market for an uncertain period of time until a new source of production can be identified, commence operations and yield salable product.
                               -9-

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)
                           (continued)

(3)  Noncash Investing and Financing Activities

     During  the  six months ended June 30, 2008  and  2007,  the
     Company recorded in each quarter dividends in arrears on  8%
     redeemable preferred stock accumulating at $.16 per share aggregating to $3,566 and $3,563, respectively.

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

     In an attempt to settle the matter, the Note holders were offered the ability to extend the Convertible Notes for a period of ten years at an interest rate of 5%. The conversion would be changed from the original debenture rate of $.10 (ten cents) per share to the current market rate of $.02 (two cents) per share. They rejected the offer.

     The funds to settle the Notes Litigation were provided by two of Igene's directors through the issuance of debentures on the terms of the offering to the Convertible Note holders described above. On February 15, 2007, Igene issued and sold $762,000 in aggregate principal amount of 5% convertible debentures, 50% each to Thomas Kempner and Sidney Knafel, directors of Igene. These debentures are convertible into shares of Igene's common stock at $.02 per share, based on the market price of Igene's shares at the time the debentures were agreed to. These debentures, if not converted earlier, become due on February 15, 2017.

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

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)
                           (continued)

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

     Upon the termination of the Joint Venture it was determined that the transaction should be recorded as an asset purchase. This determination was based upon the assets received not constituting a business in accordance with EITF 98-3. Based on that determination, an independent valuation expert was hired to determine the fair value of the assets received and the liabilities assumed. As the fair value received exceeded the liabilities assumed, the fair value of the assets received were reduced to equal the liabilities assumed. Consistent with FASB Statement 141, in this exchange transaction between two parties the value received is considered to be equal to what was assumed. All contingent liabilities were recorded at their maximum amount along with the value of the other consideration given. The reduction in value to arrive at the other consideration given was allocated pro rata to the long term assets.

     As a result of the Joint Venture termination, Igene is now researching several alternatives for a potential new source of production. At the current pace, Igene expects to have inventories of existing product necessary to meet demand through 2008. Igene expects to be out of the market for an uncertain period of time until a new source of production can be identified, commence operations and yield salable product.

     Prior to the separation, sales and marketing of astaxanthin took place in the unconsolidated Joint Venture. From inception on March 18, 2003 through June 30, 2007, Igene's portion of the Joint Venture's net loss was $20,532,070. The loss was a result of a 50% interest in the negative gross profit from inception of $20,570,606 on sales of $34,836,739, less manufacturing cost of $55,407,345, selling and general and administrative expenses of $15,521,283, and interest expense of $4,972,250. The total resulting loss was $41,064,139, of which 50% was Igene's portion.

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

     At June 30, 2007, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of $322,869 and its net advances to the
     Joint  Venture  amounted  to  $910,484,  for  a   total   of
     $1,233,353.   Through  December 31,  2006,  Igene recognized
     $1,491,981 of the $15,922,400 loss, which existed as part of
     the  Joint  Venture.   In  the first  quarter  of  2007, the
     balances of the funds due to Igene were reduced by a net repayment of $58,956, resulting in the March 31, 2007 balance of $1,433,025. For the three months ended June 30, 2007, Igene recognized a gain for the repayment of the
     advance   for  that  period  of  $199,672.   This  repayment
     increased the suspended loss in addition to the $2,753,602 loss for the quarter. The cumulative suspended loss at June 30, 2007 was $19,298,717 and was carried forward to offset Igene's share of earnings from the Joint Venture. The balance in the Advances to and Investment in Joint Venture account on the Company's financial statements was zero at June 30, 2007.

     The following schedules display certain account balances of the Joint Venture as of June 30, 2007 and the period since initial investment at March 18, 2003 (inception):


                              IGENE Biotechnology, Inc. and Subsidiary
                             Notes to Consolidated Financial Statements
                                           (Unaudited)
                                           (continued)

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
                                                                           =============


                                                                            Period from
                                                                           March 18, 2003
                                                                      (initial investment) to
                                                                           June 30, 2007
                                                                      _______________________

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

                                                                     Three Months Ended                Six Months Ended
                                                                ____________________________     ____________________________
                                                                June 30, 2007  June 30, 2006     June 30, 2007  June 30, 2006
                                                                _____________  _____________     _____________  _____________
          Net Sales                                             $  3,483,572   $  2,264,600      $  7,063,860   $  5,454,739
          Less: manufacturing cost                                (4,291,174)    (2,591,300)      (12,469,311)    (5,940,194)
          Gross Profit (Loss)                                       (807,602)      (326,700)       (5,405,451)      (485,455)
          Less: selling, general and admin                        (1,218,744)      (778,600)       (2,430,995)    (1,883,319)
          Operating Loss                                          (2,026,346)    (1,105,300)       (7,836,446)    (2,368,774)
          Interest Expense                                          (727,256)      (423,300)       (1,383,716)    (1,124,200)
          Net Loss Before tax                                     (2,753,602)    (1,528,600)       (9,220,162)    (3,492,974)
          Reversal of tax expense                                        ---      1,205,900               ---            ---
          Net Loss                                              $ (2,753,602)  $   (322,700)     $ (9,220,162)  $ (3,492,974)

          50% equity interest                                   $ (1,376,801)  $   (161,350)     $ (4,610,081)  $ (1,746,487)

          Igene's Repayments from and additional
            (Investment in and Advances to
             the Joint Venture)                                      199,672        171,639           258,628        (18,263)
          Igene's incremental suspended loss for period         $ (1,576,473)  $   (322,989)     $ (4,868,709)  $ (1,728,224)

                              -12-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)
                           (continued)


(6)  Stockholders' Deficiency

     As of June 30, 2008, 22,268 shares of authorized but unissued common stock were reserved for conversion of the Company's outstanding preferred stock.

     As of June 30, 2008, 72,232,334 shares of authorized but unissued common stock were reserved for distribution and exercise pursuant to the Company's employee stock option plans.

     As of June 30, 2008, 23,421,273 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes held by directors of the Company in the aggregate amount of $1,082,500.

     As of June 30, 2008, 66,427,651 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes held by directors of the Company.

     As of June 30, 2008, 38,100,000 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes issued as part of the settlement of the ProBio notes.

     As of June 30, 2008, 205,261,073 shares of authorized but unissued common stock were reserved for the exercise of outstanding warrants.

 (7) Basic and Diluted Net Loss per Common Share

     Basic  and  diluted net loss per common share for  the  six-
     month periods ended June 30, 2008 and 2007, are based on 110,337,072 and 109,337,072, respectively, of weighted average common shares outstanding. The same figures for the three month period then ended are based upon 110,337,072 and 109,337,072 weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive. As of June 30, 2008 and 2007, potentially dilutive shares totaled 488,414,337 and 405,614,599, respectively.


(8)  Going Concern

     Igene has incurred net losses in each year of its existence, aggregating approximately $50,566,000 from inception to June 30, 2008 and as of June 30, 2008, Igene's liabilities exceeded its assets by approximately $16,138,000. These factors indicate that Igene may not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

     As a result of the Joint Venture termination, Igene maintains the salable inventory but is not currently producing astaxanthin products, and is researching several alternatives for a potential new source of production. At the current pace, Igene expects to have inventories of existing product necessary to meet demand through 2008. Igene expects to be out of the market for an uncertain period of time until a new source of production can be identified, commence operations and yield salable product. No adjustments to the financial statements have been made as a result of this uncertainty. In the interim, Igene will sell the existing inventory in order to maintain its relationship with customers and use these funds to cover expenses.

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


     The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2007. Certain statements in the following MD&A are "forward-looking" statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify "forward-looking" statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.


Results of Operations
_____________________

Sales and other revenue

     As part of the Joint Venture Agreement, all sales of AstaXin(R) prior to October 31, 2007 were recognized through the Joint Venture. Therefore, Igene recorded no sales during 2006 or in 2007 prior to October 31, 2007. For the quarter ended June 30, 2008, Igene recorded sales in the amount of $1,656,167. For the six months ended June 30, 2008, Igene recorded sales in the amount of $4,527,669. As a result of the Joint Venture termination, Igene is not currently producing astaxanthin products, and is researching several alternatives for a potential new source of production. Sales have been limited due to insufficient production quantity and are expected to decline to zero sometime during the fourth quarter of 2008 and remain negligible until a source of production can be identified and production begins. Igene expects to be out of the market for an uncertain period of time until a new source of production can be identified, commence operations and yield salable product. Igene is currently researching various alternatives for future production but has not yet engaged any new source of production. Management believes that this decision is of fundamental
importance   to  Igene  and  continues  to  seek  an  appropriate
production partner.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)


Cost of sales and gross profit

     As with sales revenue, beginning July 2003 through October 31, 2007, cost of sales and gross profit were recognized through the Joint Venture. Therefore, Igene recorded no cost of sales or gross profit during 2006 or in 2007 prior to October 31, 2007. For the quarter ended June 30, 2008, Igene recorded cost of sales in the amount of $1,230,096. For the six months ended June 30, 2008 Igene recorded cost of sales in the amount of $3,597,506. This resulted in a gross profit for the quarter ended June 30, 2008 of $426,071 or 26%. For the six months ended June 30, 2008, this resulted in a gross profit of $930,163 or 21%. The increase in gross profit is due mainly to the discount on the product that was purchased at the conclusion of the Joint Venture. With the termination of the Joint Venture, there can be no assurance of the continued dependability of production. As a result, future cost of sales is expected to increase through the remainder of 2008, whereupon sales, and cost of sales, are expected to be negligible until a source of production can be identified and production begins. Commencement of production cannot be predicted. Igene is currently researching various alternatives for future production. No assurances can be provided with regard to a new source of production.

Marketing and selling expenses

     For the quarters ended June 30, 2008 and 2007, Igene recorded marketing and selling expense in the amount of $163,697 and $37,433, respectively, an increase of $126,264 or 337%. For the six months ended June 30, 2008 and 2007, Igene recorded marketing and selling expense in the amount of $461,995 and
$39,325, respectively, an increase of $422,670. With the termination of the Joint Venture, Igene has reassumed responsibility for the marketing and selling function that was being done by the Joint Venture. It is expected that this level of marketing and selling expense will be constant as Igene has reassumed the activities of the Chilean subsidiary and looks to maintain its customer base through the period in which it engages a new source of production. However, no assurances can be made with regard to a new source of production or maintenance of the customer base. Prior to October 2007, all marketing and selling expenses incurred by Igene as part of the Joint Venture had been reimbursed by the Joint Venture. Since October 2007, these expenses have been funded by cash flows from operations, to the extent available for such purposes. However, we do not expect cash flows from operations to continue beyond the fourth quarter of 2008 unless and until a source of production is identified and production begins.


Research, development and pilot plant expenses

     For the quarters ended June 30, 2008 and 2007, Igene recorded research and development costs in the amount of $439,434 and $245,172, respectively, an increase of $194,262 or 79%. For the six months ended June 30, 2008 and 2007, Igene recorded research and development costs in the amount of $789,538 and $497,286, respectively, an increase of $292,252 or 59%. Research and development costs have increased as Igene works to develop new uses for its product. It is expected these costs will remain at current increased levels in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, developing higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology. Prior to October 2007, all research and development expenses incurred by Igene as part of the Joint Venture were reimbursed by the Joint Venture. Since October 2007 these expenses have been funded by cash flows from operations, to the extent available for such purposes. However, we do not expect cash flows from operations to continue beyond the fourth quarter of 2008 unless and until a source of production is identified and production begins.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)


General and administrative expenses

     General and administrative expenses for the quarter ended June 30, 2008 and 2007 were $227,685 and $275,149, respectively, a decrease of $47,464 or 17%. General and administrative expenses for the six months ended June 30, 2008 and 2007 were $404,795 and $478,062 respectively, a decrease of $73,267 or 15%. These costs are expected to remain constant. Igene works to reduce overhead costs and spend funds on research and development efforts. Prior to October 2007, all general and administrative expenses incurred related to research and sales of product by Igene as part of the Joint Venture had been reimbursed by the Joint Venture. Since October 2007 these expenses have been funded by cash flows from operations, to the extent available for such purposes. However, we do not expect cash flows from operations to continue beyond the fourth quarter of 2008 unless and until a source of production is identified and production begins.

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

Interest expense

     Interest expense for the quarters ended June 30, 2008 and 2007 was $550,897 and $574,244, respectively, an decrease of $23,347 or 4%. This includes amortization of discount on Igene's notes and debentures of $351,695 for the quarters ended June 30, 2008 and 2007. For the six months ended June 30, 2008 and 2007, interest expense was $1,101,749 and $1,105,116, respectively, a decrease of $3,367 or less than 1%. This includes amortization of discount on Igene's notes and debentures of $703,390 for the six months ended June 30, 2008 and $703,389 for the six months ended June 30, 2007. The interest expense was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debentures in both periods.

Equity in earnings of unconsolidated Joint Venture

     Prior to the October 31, 2007 termination of the Joint Venture, the production, sales and marketing of astaxanthin took place in the unconsolidated Joint Venture. From inception on March 18, 2003 through June 30, 2007, Igene's portion of the Joint Venture's net loss was $20,532,070. The loss was a result of a 50% interest in the negative gross profit from inception of $20,570,606 on sales of $34,836,739, less manufacturing cost of $55,407,345, selling and general and administrative expenses of $15,521,283, and interest expense of $4,972,250. The total resulting loss was $41,064,139, of which 50% was Igene's portion.

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

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)


     At June 30, 2007, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of $322,869 and its net advances to the Joint Venture amounted to $910,484, for a total of $1,233,353. Through December 31, 2006, Igene recognized $1,491,981 of the $15,922,400 loss which existed as part of the Joint Venture. In the first quarter of 2007, the balances of the funds due to Igene were reduced by a net repayment of $58,956, resulting in the March 31, 2007 balance of $1,433,025. For the three months ended June 30, 2007, Igene recognized a gain for the repayment of the advance for that period of $199,672. This repayment increased the suspended  loss  in  addition  to the  $2,753,602  loss  for  the quarter. The cumulative suspended loss at June 30, 2007 was $19,298,717 and it was carried forward to offset Igene's share of earnings from the Joint Venture, if any. The balance in the Advances to and Investment in Joint Venture account on the Company's financial statements was zero at June 30, 2007.

Net loss and basic and diluted net loss per common share

     As a result of the foregoing, the Company reported comprehensive losses of $1,127,522 and $415,729, respectively, for the quarters ended June 30, 2008 and 2007, an increase in the loss of $711,793 or 171%. This represents a loss of $0.01 and $0.00 per basic and diluted common share in each of the quarters ended June 30, 2008 and 2007, respectively. The Company reported comprehensive losses of $1,777,898 and $893,138, respectively, for the six months ended June 30, 2008 and 2007, an increase in the loss of $884,760 or 99%. This represents a loss of $0.02 and $0.01 per basic and diluted common share in each of the six months ended June 30, 2008 and 2007, respectively. The weighted average number of shares of common stock outstanding of 110,337,072 and 109,337,072 for the quarters and six months ended June 30, 2008 and 2007, respectively, has increased by 1,000,000 shares. The increase in outstanding shares resulted from the issuance of 1,000,000 shares of common stock to the Company's Director of Manufacturing in October of 2007.

Financial Position

     During  the  six  months ended June 30, 2008  and  2007,  in addition  to  the  matters  previously discussed,  the  following
actions   also   materially  affected  the  Company's   financial
position:

     o Decreases in accounts receivables, inventory and prepaid expense for the six months ended June 30, 2008 of $4,595,233 were a source of cash, offset by funds used to decrease accounts payable and accrued expenses by $3,211,107; and

     o The carrying value of redeemable preferred stock was increased and interest expense recorded in the amount of $3,566 in 2008, reflecting cumulative unpaid dividends on redeemable preferred stock.


     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of June 30, 2008, total dividends in arrears on Igene's preferred stock total $140,734 ($12.64 per share) and are included in the carrying value of the redeemable preferred stock.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)


Liquidity and Capital Resources
_______________________________

     Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of June 30, 2008, Igene had working capital of $3,185,742, and cash and cash equivalents of $1,260,728.

     Cash provided by operating activities during the six-month period ended June 30, 2008 equaled $405,582 as compared to cash used by operating activities of $143,751 for the six-month period ended June 30, 2007.

     Cash used by investing activities during the six-month period ended June 30, 2008 equaled $219,180 resulting from the purchase of equipment, as compared to cash provided by investing activities of $258,628, which was a recoupment of payment to the Joint Venture for the six-month period ended June 30, 2007.

     No cash was used or provided by financing activities during the first six months of 2008. Cash provided by financing activities was $57,000 during the six-months ended June 30, 2007, and was used in connection with the settlement of the convertible debentures and payment of interest on those notes.

     Over the next twelve months, Igene believes it will need additional working capital. Part of this funding is expected to be received from sales of AstaXin(R), resulting in increased cash through the fourth quarter of 2008. Thereafter sales are expected to decline to zero and remain negligible until a source of production is identified and production begins. There will be additional delay between the commencement of production and the receipt of proceeds from any sale of such product. There can be no assurance that projected cash from sales, or additional funding, will be sufficient for Igene to fund its continued operations.

     The  Company   does  not  believe  that  inflation   had   a
significant impact on its operations during the six-month periods ended June 30, 2008 and 2007.

Off-Balance Sheet Arrangements
______________________________

     There have been no material changes in the risks related to off-balance sheet arrangements since the Company's disclosure in its Annual Report on Form 10-KSB for the year ended December 31, 2007.


Item 3.   Quantitative  and  Qualitative Disclosures About Market
          Risk

     The  Company  is a smaller reporting company as  defined  by
Rule  12b-2  of the Securities Exchange Act of 1934,  as  amended
(the  "Exchange  Act")  and  is  not  required  to  provide   the
information required under this item.

            IGENE Biotechnology, Inc. and Subsidiary
                     Controls and Procedures



Item 4.   Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Changes in internal control - There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

            IGENE Biotechnology, Inc. and Subsidiary
                             PART II
                        OTHER INFORMATION

Item 1.   Legal Proceedings

     There are no material pending legal proceedings to which Igene is a party or to which any of Igene's properties are subject; nor are there pending material bankruptcy, receivership or similar proceedings with respect to Igene; nor are there material proceedings pending or known to be contemplated by any governmental authority; nor are there material proceedings known to Igene, pending or contemplated, in which any of Igene's directors, officers, affiliates or any principal security holders, or any associate of any of the foregoing, is a party or has an interest adverse to us.

Item 1A.  Risk Factors

     The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.   Unregistered  Sales  of  Equity  Securities  and Use of
          Proceeds

None.

Item 3.   Defaults Upon Senior Securities

     In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of August 4, 2008, total dividends in arrears on the Company's Series A Convertible Preferred Stock total $140,734 ($12.64 per share) and are included in the carrying value of the redeemable preferred stock.

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



                            IGENE BIOTECHNOLOGY, INC.
                            _____________________________________
                            (Registrant)




Date  August 7, 2008        By  /S/  STEPHEN F. HIU
      ______________            _________________________________
                                     STEPHEN F. HIU
                                     President
                                    (principal executive officer)




Date  August 7, 2008        By  /S/  EDWARD J. WEISBERGER
      ______________            _________________________________
                                     EDWARD J. WEISBERGER
                                     Chief Financial Officer
                                    (principal financial officer)

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