Form 10-Q
period 2008-09-30
IGENE BIOTECHNOLOGY INC
filed 2008-11-03
CIK 793160

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              FORM 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2008
                                         __________________


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

    For the transition period from __________ to __________


                  Commission file number 000-15888
                                         _________

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

                            (410) 997-2599
        _____________________________________________________
        (Registrant's telephone number, including area code)

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

Yes      [ ]          No      [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

There  were  110,337,072  shares of common stock, par value $.01,
_________________________________________________________________
issued and outstanding as of November 3, 2008.
_____________________________________________

                              FORM 10-Q
                      IGENE Biotechnology, Inc.


                                INDEX



PART I      -    FINANCIAL INFORMATION

                                                                        Page

 Consolidated Balance Sheets .......................................... 5

 Consolidated Statements of Operations (Unaudited)..................... 6

 Consolidated Statement of Stockholders' Deficiency (Unaudited)........ 7

 Consolidated Statements of Cash Flows (Unaudited) .................... 8

 Notes to Consolidated Financial Statements (Unaudited) ............... 9-13

 Management's Discussion and Analysis of Financial
 Conditions and Results of Operations ................................. 14-18

 Controls and Procedures .............................................. 19


PART II     -     OTHER INFORMATION ................................... 20-21

SIGNATURES ............................................................ 22

EXHIBIT INDEX ......................................................... 23


             IGENE BIOTECHNOLOGY, INC. QUARTERLY REPORT
  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                               PART I

                       FINANCIAL INFORMATION

Item 1.   Financial Statements

                                     IGENE Biotechnology, Inc. and Subsidiary
                                           Consolidated Balance Sheets

                                                                             September 30,      December 31,
                                                                                     2008              2007
                                                                             _____________     _____________
                                                                              (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                  $  1,151,096      $  1,026,350
  Accounts receivable                                                           1,383,817         2,718,884
  Inventory                                                                     3,728,527         8,059,777
  Prepaid expenses and other current assets                                        23,283            38,351
                                                                             _____________     _____________
     TOTAL CURRENT ASSETS                                                       6,286,723        11,843,362

  Property and equipment, net                                                     951,161           713,493
  5 year non-compete (net of amortization of $23,097 and $0, respectively)        130,881           153,977
  Customer contracts (net of amortization of $175,243 and $0, respectively)        58,415           233,658
  Intellectual property                                                           149,670           149,670
  Other assets                                                                      5,125             5,125
                                                                             _____________     _____________
     TOTAL ASSETS                                                            $  7,581,975      $ 13,099,285
                                                                             =============     =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                      $  3,324,806      $  7,902,625
                                                                             _____________     _____________
     TOTAL CURRENT LIABILITIES                                                  3,324,806         7,902,625

LONG-TERM DEBT
  Notes payable (net of unamortized discount of
    $428,148 and $1,198,818, respectively)                                      5,414,119         4,643,449
  Convertible debentures (net of unamortized discount of
    $1,047,133 and $1,331,548, respectively)                                    3,529,079         3,244,664
  Contingent liability on joint venture separation                              5,000,000         5,000,000
  Accrued interest                                                              7,036,375         6,442,076

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative, convertible, voting, series A, $.01 par value per share. Stated value $20.80 and $20.32, respectively.  Authorized 1,312,500 shares;
  issued and outstanding 11,134 shares.                                           231,593           226,243
                                                                             _____________     _____________
     TOTAL LIABILITIES                                                         24,535,972        27,459,057
                                                                             _____________     _____________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $.01 par value per share. Authorized 750,000,000
  shares; issued and outstanding 110,337,072 shares.                            1,103,371         1,103,371
  Additional paid-in capital                                                   33,276,687        33,276,687
  Accumulated deficit                                                         (51,364,171)      (48,739,830)
  Other comprehensive income                                                       30,116               ---
                                                                             _____________     _____________
     TOTAL STOCKHOLDERS' DEFICIENCY                                           (16,953,997)      (14,359,772)
                                                                             _____________     _____________
     TOTAL LIABILITIES AND STOCKHOLDERS'
     DEFICIENCY                                                              $  7,581,975      $ 13,099,285
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

                              -5-

                                       IGENE Biotechnology, Inc. and Subsidiary
                                         Consolidated Statements of Operations
                                                      (Unaudited)


                                                                       Three months ended             Nine months ended
                                                                  _____________________________  _____________________________
                                                                   September 30,  September 30,   September 30,  September 30,
                                                                           2008           2007            2008           2007
                                                                  ______________ ______________  ______________ ______________
REVENUE
_______
  Sales                                                           $   1,734,366  $         ---   $   6,262,035  $         ---
  Cost of sales                                                       1,232,388            ---       4,829,894            ---
                                                                  ______________ ______________  ______________ ______________
GROSS PROFIT                                                            501,978            ---       1,432,141            ---

EQUITY IN REPAID ADVANCES
  (LOSS) OF JOINT VENTURE                                                   ---        (97,404)            ---        161,224
                                                                  ______________ ______________  ______________ ______________
OPERATING EXPENSES
__________________
  Marketing and selling                                                 179,204          9,891         641,199         49,216
  Research and development                                              402,774        223,774       1,192,312        721,060
  General and administrative                                            165,443        188,537         570,238        666,599
  Operating expenses reimbursed by Joint Venture                            ---       (476,167)            ---     (1,436,653)
                                                                  ______________ ______________  ______________ ______________

          TOTAL OPERATING EXPENSES                                      747,421        (53,965)      2,403,749            222
                                                                  ______________ ______________  ______________ ______________

          OPERATING PROFIT (LOSS)                                      (245,443)       (43,439)       (971,608)       161,002

GAIN ON DISPOSAL OF PROPERTY AND EQUIPMENT                                  ---          5,692             ---          5,692

OTHER INCOME                                                                ---          6,160           2,040         13,697

INTEREST EXPENSE (including amortization of debt discount
 of $351,695 for the three months ended September 30, 2008
 and 2007, and $1,055,085 for the nine months
 ended September 30, 2008 and 2007)                                    (553,024)      (552,995)     (1,654,773)    (1,658,111)
                                                                  ______________ ______________  ______________ ______________

     NET LOSS                                                     $    (798,467) $    (584,582)  $  (2,624,341) $  (1,477,720)
                                                                  ______________ ______________  ______________ ______________

Other comprehensive income (loss)
  Foreign exchange translation                                          (17,860)           ---          30,116            ---


     TOTAL COMPREHENSIVE LOSS                                     $    (816,327) $    (584,582)  $  (2,594,225) $  (1,477,720)
                                                                  ============== ==============  ============== ==============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                       $       (0.01) $       (0.01)  $       (0.02) $       (0.01)
                                                                  ============== ==============  ============== ==============

WEIGHTED AVERAGE SHARES OUTSTANDING                                 110,337,072     109,337,072    110,337,072    109,337,072
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

                               -6-

                                                IGENE Biotechnology, Inc. and Subsidiary
                                           Consolidated Statement of Stockholders' Deficiency
                                                               (Unaudited)


                                                                  Additional                    Other          Total
                                            Common Stock          Paid-in        Accumulated    Comprehensive  Stockholders'
                                           (shares/amount)        Capital        Deficit        Income         Deficiency
                                    ____________________________  _____________  _____________  _____________  _____________
Balance at January 1, 2008           110,337,072   $  1,103,371   $ 33,276,687   $(48,739,830)  $        ---   $(14,359,772)

Gain due to currency translation             ---            ---            ---            ---         30,116         30,116

Net loss for the nine months ended
  September 30, 2008                         ---            ---            ---     (2,624,341)           ---     (2,624,341)
                                    _____________  _____________  _____________  _____________  _____________  _____________

Balance at Septemer 30, 2008         110,337,072   $  1,103,371   $ 33,276,687   $(51,364,171)  $     30,116   $(16,953,997)
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

                               -7-

                                       IGENE Biotechnology, Inc. and Subsidiary
                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)


                                                                                   Nine months ended
                                                                            ______________________________
                                                                             September 30,   September 30,
                                                                                     2008            2007
                                                                            ______________  ______________
Cash flows from operating activities
  Net loss                                                                  $  (2,624,341)  $  (1,477,720)
  Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
     Amortization of debt discount                                              1,055,085       1,055,085
     Gain on disposal of equipment                                                    ---          (5,692)
     Depreciation                                                                  13,308          14,020
     Increase in preferred stock for cumulative dividends
        classified as interest                                                      5,350           5,344
     Amortization of customer contracts and non-compete                           198,340             ---
     Recoupment of payment of joint venture                                           ---        (161,224)

     Decrease in:
        Accounts receivable                                                     1,335,067             ---
        Inventory                                                               4,331,249             ---
        Prepaid expenses and other current assets                                  15,068           6,596

     Increase (decrease) in:
        Accounts payable and accrued expenses                                  (3,983,520)        459,411
                                                                            ______________  ______________
  Net cash provided by (used in) operating activities                             345,606        (104,180)
                                                                            ______________  ______________
Cash flows from investing activities
  Purchase of equipment                                                          (250,976)            ---
  Cash proceeds from sale of property and equipment                                   ---          20,000
  Recoupment of payment to joint venture                                              ---         161,224
                                                                            ______________  ______________
  Net cash provided by (used in) financing activities                            (250,976)        181,224
                                                                            ______________  ______________

Cash flows from financing activities
  Proceeds from issuance of convertible debenture                                     ---         762,000
  Repayment of convertible debenture                                                  ---        (705,000)
                                                                            ______________  ______________
  Net cash provided by financing activities                                           ---          57,000
                                                                            ______________  ______________
Gain due to currency translation                                                   30,116             ---

Net increase in cash and cash equivalents                                         124,746         134,044

  Cash and cash equivalents at beginning of period                              1,026,350          21,786
                                                                            ______________  ______________
  Cash and cash equivalents at end of period                                $   1,151,096   $     155,830
                                                                            ==============  ==============
Supplementary disclosure and cash flow information
__________________________________________________

Cash paid for interest                                                      $        ---    $      57,637
Cash paid for income taxes                                                           ---              ---

See Note (4) for non-cash investing and financing activities.


The accompanying notes are an integral part of the financial statements.

                               -8-

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)

(1)  Unaudited Consolidated Financial Statements

     The September 30, 2008, consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-KSB for IGENE Biotechnology, Inc. ("Igene" or the "Company") for the year ended December 31, 2007. The December 31, 2007, consolidated balance sheet is derived from the audited balance sheet included therein.

(2)  Nature of Operations

     Igene was incorporated in the State of Maryland on October 27, 1981, to develop, produce and market value-added specialty biochemical products. Igene is a supplier of natural astaxanthin, an essential nutrient in different feed applications and a source of pigment for coloring farmed salmon species. Igene is also venturing to supply astaxanthin as a nutraceutical ingredient. Igene is focused on research and development in the areas of fermentation technology, nutrition and health and the marketing of products and applications worldwide. Igene is the developer of AstaXin(R), a natural astaxanthin product made from yeast, which is used as a source of pigment for coloring farmed salmonids.

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

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)
                           (continued)

(3)  Going Concern

     Igene has incurred net losses in each year of its existence, aggregating approximately $51,364,000 from inception to September 30, 2008, and as of September 30, 2008, Igene's liabilities exceeded its assets by approximately $16,954,000. These factors indicate that Igene may not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

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

(4)  Noncash Investing and Financing Activities

     During the nine months ended September 30, 2008 and 2007, the Company recorded in each quarter dividends in arrears on 8% redeemable preferred stock accumulating at $.48 per share aggregating to $5,350 and $5,344, respectively.

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

(6)  Previous Joint Venture

     On March 18, 2003, the Company entered into a Joint Venture Agreement with Tate & Lyle Fermentation Products Ltd. ("Tate"). Pursuant to the Joint Venture Agreement, the Company and Tate agreed to form a joint venture (the "Joint Venture") to manufacture, market and sell astaxanthin and derivative products throughout the world for all uses other

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)
                           (continued)

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

    Prior to the separation, sales and marketing of astaxanthin took place in the unconsolidated Joint Venture. From inception on March 18, 2003 through September 30, 2007, Igene's portion of the Joint Venture's net loss was $21,826,251. The loss was a result of a 50% interest in the negative gross profit from inception of $21,304,462 on sales of $38,380,752, less manufacturing cost of $59,685,214, selling and general and administrative expenses of $16,592,813, and interest expense of $5,805,227. The total resulting loss was $43,652,502, of which 50% was Igene's portion.

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

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)
                           (continued)


    At September 30, 2007, prior to the recognition of its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of $322,869 and its net advances to the Joint Venture amounted to $1,007,888, for a total of $1,330,757. Through December 31, 2006, Igene recognized $1,491,981 of the $15,922,400 loss, which existed as part of the Joint Venture. In the first six months of 2007, the balance of the funds due to Igene was reduced by a net repayment of $258,628, representing the June 30, 2007, balance of $1,233,353. For the three months ended September 30, 2007, Igene recognized a loss from the advance for that period of $97,404. This advance decreased the additional suspended loss of $1,293,769 for the quarter. The cumulative suspended loss at September 30, 2007 was $20,495,494 and was carried forward to offset Igene's share of any earnings from the Joint Venture. The balance in the Advances to and Investment in Joint Venture account on the Company's condensed consolidated financial statements is zero at September 30, 2008.

    The following schedules display certain account balances of the Joint Venture as of September 30, 2007, and the period since initial investment at March 18, 2003 (inception):


                                                                    September 30,
                                                                            2007
                                                                    _____________
          ASSETS
          CURRENT ASSETS
            Cash                                                    $  2,645,000
            Account Receivable                                         4,711,000
            Inventory                                                 13,069,000
                                                                    _____________
                                                                      20,425,000
          OTHER ASSETS
            Property, plant and equipment, net                        19,668,000
            Intangibles                                               24,614,000
                                                                    _____________
              TOTAL ASSETS                                          $ 64,707,000

          LIABILITIES AND EQUITY
          CURRENT LIABILITIES
            Accounts payable and accrued expenses
            (majority of which is due to one joint venturer)        $ 48,419,000
            Working capital loan                                       7,628,000
                                                                    _____________
              TOTAL LIABILITIES                                       56,047,000
            Equity                                                     8,660,000
                                                                    _____________
              TOTAL LIABILITIES AND EQUITY                          $ 64,707,000
                                                                    =============

                                                             Period from March 18, 2003
                                                              (initial investment) to
                                                                 September 30, 2007

                                                                    _____________
          Net Sales                                                 $ 38,380,752
          Less: manufacturing cost                                   (59,685,214)
                                                                    _____________
          Gross Profit (Loss)                                        (21,304,462)
          Less: selling, general and administrative                  (16,542,813)
                                                                    _____________
          Operating Loss                                             (37,847,275)
          Interest Expense                                            (5,805,227)
                                                                    _____________
          Net Loss                                                  $(43,652,502)
                                                                    =============
          Igene's 50% equity interest in the net loss               $(21,826,251)
          Igene's Investment in and Advances to the Joint Venture     (1,330,757)
                                                                    _____________
          Igene's suspended loss at September 30, 2007              $(20,495,494)
                                                                    =============

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)
                           (continued)


     The  following  statement displays the significant  activity
     for  the Joint Venture for the three and nine months   ended
     September 30, 2007 and 2006.


                                                           Three Months Ended               Nine Months Ended
                                                     _____________________________    _____________________________
                                                     Sept 30, 2007   Sept 30, 2006    Sept 30, 2007   Sept 30, 2006
                                                     _____________   _____________    _____________   _____________
      Net Sales                                      $  3,544,013    $  1,995,800     $ 10,607,873    $  7,450,539
      Less: manufacturing cost                         (4,277,044)     (2,267,300)     (16,746,356)     (8,207,494)
                                                     _____________   _____________    _____________   _____________
      Gross Profit (Loss)                                (733,031)       (271,500)      (6,138,483)       (756,955)
      Less: selling, general and admin                 (1,021,530)       (897,000)      (3,452,526)     (2,780,319)
                                                     _____________   _____________    _____________   _____________
      Operating Loss                                   (1,754,561)     (1,168,500)      (9,591,009)     (3,537,274)
      Interest Expense                                   (832,977)       (495,100)      (2,216,693)     (1,619,300)
                                                     _____________   _____________    _____________   _____________
      Net Loss                                       $ (2,587,538)   $ (1,663,600)    $(11,807,702)   $ (5,156,574)
                                                     =============   =============    =============   =============

      50% equity interest                            $ (1,293,769)   $   (831,800)    $ (5,903,851)   $ (2,578,287)

      Igene's Repayments from and additional
         (Investment in and
          Advances to the Joint Venture)                  (97,404)         11,299          161,224          (6,964)
                                                     _____________   _____________    _____________   _____________
      Igene's incremental suspended loss for period  $ (1,196,365)   $   (843,099)    $ (6,065,075)   $ (2,571,323)
                                                     =============   =============    =============   =============

(7)  Stockholders' Deficiency

     As of September 30, 2008, 22,268 shares of authorized but unissued common stock were reserved for conversion of the Company's outstanding preferred stock.

     As of September 30, 2008, 72,232,334 shares of authorized but unissued common stock were reserved for distribution and exercise pursuant to the Company's employee stock option plans.

     As of September 30, 2008, 23,421,273 shares of authorized but unissued common stock were reserved for the conversion of outstanding convertible promissory notes held by directors of the Company in the aggregate amount of $1,082,500.

     As  of  September 30, 2008, 104,527,651 shares of authorized but  unissued common stock were reserved for the  conversion
     of   outstanding  convertible  promissory  notes   held   by
     directors of the Company.

     As of September 30, 2008, 205,261,073 shares of authorized but unissued common stock were reserved for the exercise of outstanding warrants.

(8)  Basic and Diluted Net Loss per Common Share

     Basic  and  diluted net loss per common share for the  nine-
     month periods ended September 30, 2008 and 2007, are based on 110,337,072 and 109,337,072, respectively, of weighted average common shares outstanding. The same figures for the three month period then ended are based upon 110,337,072 and 109,337,072, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive. As of September 30, 2008 and 2007, potentially dilutive shares totaled 488,414,337 and 405,614,599, respectively.

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


     The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contained in our Form 10-KSB for the year ended December 31, 2007.

Results of Operations
_____________________

Sales and other revenue

     As part of the Joint Venture Agreement, all sales of AstaXin(R) prior to October 31, 2007, were recognized through the Joint Venture. Therefore, Igene recorded no sales during 2006 or in 2007 prior to October 31, 2007. For the quarter ended September 30, 2008, Igene recorded sales in the amount of $1,734,366. For the nine months ended September 30, 2008, Igene recorded sales in the amount of $6,262,035. As a result of the Joint Venture termination, Igene is not currently producing astaxanthin products, and is researching several alternatives for a potential new source of production. Sales have been limited due to insufficient production quantity and are expected to decline sometime during the fourth quarter of 2008 and remain negligible until a source of production can be identified and production begins. Igene expects to be out of the market for an uncertain period of time until a new source of production can be identified, commence operations and yield salable product. Igene is currently researching various alternatives for future production but has not yet engaged any new source of production. Management believes that this decision is of fundamental
importance   to  Igene  and  continues  to  seek  an  appropriate
production partner.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)


Cost of sales and gross profit

     As with sales revenue, beginning July 2003 through October 31, 2007, cost of sales and gross profit were recognized through the Joint Venture. Therefore, Igene recorded no cost of sales or gross profit during 2006 or in 2007 prior to October 31, 2007. For the quarter ended September 30, 2008, Igene recorded cost of sales in the amount of $1,232,388. For the nine months ended September 30, 2008 Igene recorded cost of sales in the amount of $4,829,894. This resulted in a gross profit for the quarter ended September 30, 2008, of $501,978 or 29%. For the nine months ended September 30, 2008, this resulted in a gross profit of $1,432,141 or 23%. The increase in gross profit is due mainly to the discount on the product that was purchased at the conclusion of the Joint Venture. With the termination of the Joint Venture, there can be no assurance of the continued dependability of production. As a result, future cost of sales is expected to increase through the remainder of 2008, whereupon sales, and cost of sales, are expected to be negligible until a source of production can be identified and production begins. Commencement of production cannot be predicted. Igene is currently researching various alternatives for future production. No assurances can be provided with regard to a new source of production.

Marketing and selling expenses

     For the quarters ended September 30, 2008 and 2007, Igene recorded marketing and selling expense in the amount of $179,204 and $9,891, respectively, an increase of $169,313. For the nine months ended September 30, 2008 and 2007, Igene recorded marketing and selling expense in the amount of $641,199 and
$49,216, respectively, an increase of $591,983. With the termination of the Joint Venture, Igene has reassumed responsibility for the marketing and selling function that was being done by the Joint Venture. It is expected that this level of marketing and selling expense will be constant as Igene has reassumed the activities of the Chilean subsidiary and looks to maintain its customer base through the period in which it engages a new source of production. However, no assurances can be made with regard to a new source of production or maintenance of the customer base. Prior to October 2007, all marketing and selling expenses incurred by Igene as part of the Joint Venture had been reimbursed by the Joint Venture. Since October 2007, these expenses have been funded by cash flows from operations, to the extent available for such purposes. However, we do not expect cash flows from operations to continue beyond the fourth quarter of 2008 unless and until a source of production is identified and production begins.


Research, development and pilot plant expenses

     For the quarters ended September 30, 2008 and 2007, Igene recorded research and development costs in the amount of $402,774 and $223,774, respectively, an increase of $179,000 or 80%. For the nine months ended September 30, 2008 and 2007, Igene recorded research and development costs in the amount of $1,192,312 and $721,060, respectively, an increase of $471,252 or 65%. Research and development costs have increased as Igene works to develop new uses for its product. It is expected these costs will remain at current increased levels in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, developing higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology. Prior to October 2007, all research and development expenses incurred by Igene as part of the Joint Venture were reimbursed by the Joint Venture. Since October 2007, these expenses have been funded by cash flows from operations, to the extent available for such purposes. However, we do not expect cash flows from operations to continue beyond the fourth quarter of 2008 unless and until a source of production is identified and production begins.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)


General and administrative expenses

     General and administrative expenses for the quarter ended September 30, 2008 and 2007, were $165,443 and $188,537, respectively, a decrease of $23,094 or 12%. General and administrative expenses for the nine months ended September 30, 2008 and 2007, were $570,238 and $666,599, respectively, a decrease of $96,361 or 14%. These costs are expected to remain constant. Igene works to reduce overhead costs and spend funds on research and development efforts. Prior to October 2007, all general and administrative expenses incurred related to research and sales of product by Igene as part of the Joint Venture had been reimbursed by the Joint Venture. Since October 2007, these expenses have been funded by cash flows from operations, to the extent available for such purposes. However, we do not expect cash flows from operations to continue beyond the fourth quarter of 2008 unless and until a source of production is identified and production begins.

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

Interest expense

     Interest expense for the quarters ended September 30, 2008 and 2007 was $553,024 and $552,995, respectively, an increase of less than 1%. This includes amortization of discount on Igene's notes and debentures of $351,695 for the quarters ended September 30, 2008 and 2007. For the nine months ended September 30, 2008 and 2007, interest expense was $1,654,773 and $1,658,111, respectively, a decrease of $3,338 or less than 1%. This includes amortization of discount on Igene's notes and debentures of $1,055,085 for the nine months ended September 30, 2008 and 2007. The interest expense was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debentures in both periods.

Equity in earnings of unconsolidated Joint Venture

      Prior to the October 31, 2007, termination of the Joint Venture, the production, sales and marketing of astaxanthin took place in the unconsolidated Joint Venture. From inception on March 18, 2003 through September 30, 2007, Igene's portion of the Joint Venture's net loss was $21,826,251. The loss was a result of a 50% interest in the following: Gross profit from inception was a negative $21,304,462 on sales of $38,380,752, less manufacturing cost of $59,685,214. Selling and general and administrative expenses were $16,542,813, and interest expense was $5,805,227. The resulting loss was $43,652,502. Igene's 50% portion of the Joint Venture loss was $21,826,251.

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

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)


     At  September  30,  2007,  prior to the recognition  of  its portion of the Joint Venture loss, Igene's investment in the Joint Venture consisted of $322,869 and its net advances to the Joint Venture amounted to $1,007,888, for a total of $1,330,757. Through December 31, 2006, Igene recognized $1,491,981 of the $15,922,400 loss, which existed as part of the Joint Venture. In the first six months of 2007, the balances of the funds due to Igene was reduced by a net repayment of $258,628, representing the June 30, 2007, balance of $1,233,353. For the three months ended September 30, 2007, Igene recognized a loss from the advance for that period of $97,404. This advance decreased the additional suspended loss of $1,293,769 for the quarter. The cumulative suspended loss at September 30, 2007 was $20,495,494 and was carried forward to offset Igene's share of earnings from the Joint Venture, if any. The balance in the Advances to and Investment in Joint Venture account on the Company's condensed consolidated financial statements was zero at September 30, 2007.

Net loss and basic and diluted net loss per common share

     As a result of the foregoing, the Company reported comprehensive losses of $816,327 and $584,582, respectively, for the quarters ended September 30, 2008 and 2007, an increase in the loss of $231,745 or 40%. This represents a loss of $0.01 per basic and diluted common share in each of the quarters ended September 30, 2008 and 2007. The Company reported comprehensive losses of $2,594,225 and $1,477,720, respectively, for the nine months ended September 30, 2008 and 2007, an increase in the loss of $1,116,505 or 76%. This represents a loss of $0.02 and $0.01 per basic and diluted common share for the nine months ended September 30, 2008 and 2007, respectively. The weighted average number of shares of common stock outstanding of 110,337,072 and 109,337,072 for the quarters and nine months ended September 30, 2008 and 2007, respectively, has increased by 1,000,000 shares. The increase in outstanding shares resulted from the issuance of 1,000,000 shares of common stock to the Company's Director of Manufacturing in October of 2007.

Financial Position

     During the nine months ended September 30, 2008 and 2007, in addition  to  the  matters  previously discussed,  the  following
actions   also   materially  affected  the  Company's   financial
position:

   o Decreases in accounts receivables, inventory and prepaid expense for the nine months ended September 30, 2008, of $5,681,389 were a source of cash, offset by funds used to decrease accounts payable and accrued expenses by $3,983,520; and

   o The carrying value of redeemable preferred stock was increased and interest expense recorded in the amount of $5,350 in 2008, reflecting cumulative unpaid dividends on redeemable preferred stock.


     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends accumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of September 30, 2008, total dividends in arrears on Igene's preferred stock total $142,515 ($12.80 per share) and are included in the carrying value of the redeemable preferred stock.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)




Liquidity and Capital Resources
_______________________________

     Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of September 30, 2008, Igene had working capital of $2,961,917, and cash and cash equivalents of $1,151,096.

     Cash provided by operating activities during the nine-month period ended September 30, 2008, equaled $345,606 as compared to cash used by operating activities of $104,180 for the nine-month period ended September 30, 2007.

     Cash used by investing activities during the nine-month period ended September 30, 2008, equaled $250,976 resulting from the purchase of equipment, as compared to cash provided by investing activities of $181,224, which was a recoupment of payment to the Joint Venture for the nine-month period ended September 30, 2007.

     No cash was used or provided by financing activities during the first nine months of 2008. Cash provided by financing activities was $57,000 during the nine-months ended September 30, 2007, and was used in connection with the settlement of the convertible debentures and payment of interest on those notes.

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

     The  Company   does  not  believe  that  inflation   had   a
significant impact on its operations during the nine-month periods ended September 30, 2008 and 2007.

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

Item 2.   Unregistered  Sales  of  Equity  Securities  and Use of
          Proceeds

None.

Item 3.   Defaults Upon Senior Securities

     In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of October 21, 2008, total dividends in arrears on the Company's Series A Convertible Preferred Stock total $142,515 ($12.80 per share) and are included in the carrying value of the redeemable preferred stock.

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



                                IGENE BIOTECHNOLOGY, INC.
                                _________________________________
                                (Registrant)


     Date November 3, 2008   By /S/ STEPHEN F. HIU
          ________________      _________________________________
                                    STEPHEN F. HIU
                                    President
                                    (principal executive officer)




     Date November 3, 2008   By /S/ EDWARD J. WEISBERGER
          ________________      _________________________________
                                    EDWARD J. WEISBERGER
                                    Chief Financial Officer
                                    (principal financial officer)

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