Form 10-K
period 2008-12-31
IGENE BIOTECHNOLOGY INC
filed 2009-04-01
CIK 793160

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K
 (Mark One)

[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2008

                               or

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________ to _______________

                Commission file number 0-15888


                      IGENE Biotechnology, Inc.
   _________________________________________________________
    (Exact Name of Registrant as Specified in Its Charter)

            Maryland                        52-1230461
___________________________________	   ____________________________
(State or other jurisdiction 		     (I.R.S. Employer
 of incorporation or  organization)	      Identification No.)


9110 Red Branch Road, Columbia, Maryland 			    21045
______________________________________________		_____________
(Address of principal executive offices 			 (Zip Code)

                           (410) 997-2599
        ___________________________________________________
       (Registrant's telephone number, including area code)


   Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class       Name of Each Exchange on Which Registered
  ___________________       _________________________________________
          None                                None

     Securities registered pursuant to Section 12(g) of the Act:

             Common Stock (par value $.01 per share)
             _______________________________________
                        (Title of class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                 [ ]  Yes  [X] No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
                                                 [ ]  Yes  [X] No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 [X]  Yes  [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

   Large Accelerated Filer [ ]      Accelerated Filer [ ]

   Non-Accelerated Filer   [ ]      Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                  [ ] Yes  [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed year end $4,014,363 as of March 30, 2009.
_______________________________

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 24, 2009 there were 1,518,503,841 shares of
         ________________________________________________________
the issuer's common stock outstanding.
______________________________________

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS"  OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

EXCEPT FOR HISTORICAL FACTS, ALL MATTERS DISCUSSED IN THIS REPORT, WHICH ARE FORWARD-LOOKING, INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. CERTAIN STATEMENTS IN THIS REPORT SET FORTH MANAGEMENT'S INTENTIONS, PLANS, BELIEFS, EXPECTATIONS OR PREDICTIONS OF THE FUTURE BASED ON CURRENT FACTS AND ANALYSES. WHEN WE USE THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "ESTIMATE," "TARGET," "INTEND" OR SIMILAR EXPRESSIONS, WE INTEND TO IDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENTS, DUE TO A VARIETY OF FACTORS, RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, COMPETITIVE PRESSURES FROM OTHER COMPANIES AND WITHIN THE BIOTECH INDUSTRY, ECONOMIC CONDITIONS IN THE COMPANY'S PRIMARY MARKETS, EXCHANGE RATE FLUCTUATIONS, REDUCED PRODUCT DEMAND, INCREASED COMPETITION, INABILITY TO PRODUCE REQUIRED CAPACITY, UNAVAILABILITY OF FINANCING, GOVERNMENT ACTION, WEATHER CONDITIONS AND OTHER UNCERTAINTIES, INCLUDING THOSE DETAILED IN "RISK FACTORS" THAT ARE INCLUDED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS. IF ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR IF THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPECTED OR PROJECTED. WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT ANY EVENT OR CIRCUMSTANCE THAT MAY ARISE AFTER THE DATE OF THIS REPORT, OTHER THAN AS MAY BE REQUIRED BY APPLICABLE LAW OR REGULATION.

                             PART I
ITEM 1.   BUSINESS

General

     IGENE Biotechnology, Inc. ("Igene" or the "Company") was incorporated in the State of Maryland on October 27, 1981, to develop, produce and market value-added specialty biochemical products. Igene is a supplier of natural astaxanthin, an essential nutrient in different feed applications and a source of pigment for coloring farmed salmon species. Igene's natural astaxanthin product is marketed as AstaXin(R) and is made from yeast, and used as a source of pigment for coloring farmed salmonids. Igene is also venturing to supply astaxanthin as a nutraceutical ingredient. Igene is focused on research and development in the areas of fermentation technology, nutrition and health and the marketing of products and applications worldwide.

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

     In an effort to develop a dependable source of production, on March 19, 2003, Tate & Lyle PLC ("Tate") and Igene announced a 50:50 joint venture to produce AstaXin(R) for the aquaculture industry, which we refer to as the "Joint Venture." Production utilized Tate's fermentation capability together with the unique technology developed by Igene. Part of Tate's existing citric acid facility located in Selby, England, was modified to include the production of this product. Tate's investment of approximately $24,600,000 included certain of its facility assets that were used in citric acid production. Igene's contribution to the Joint Venture, including its intellectual property and its subsidiary in Chile, was valued by the parties as approximately equal to Tate's contribution. For accounting purposes, Igene's contribution was valued at zero.

     On October 31, 2007, Igene and Tate entered into a Separation Agreement pursuant to which the Joint Venture was terminated. As part of the Separation Agreement, Igene sold to Tate its 50% interest in the Joint Venture and the Joint Venture sold to Igene its intellectual property, inventory and certain assets and lab equipment utilized by the Joint Venture as well as Igene's subsidiary in Chile. The purchase price paid by Tate to Igene for its 50% interest in the Joint Venture was 50% of the Joint Venture's net working capital. The purchase price paid by Igene for the inventory was an amount equal to 50% of the Joint Venture's net working capital, the assumption of various liabilities and the current market price of the inventory, less specified amounts. In addition, Igene agreed to pay to Tate an amount equal to 5% of Igene's gross revenues from the sale of astaxanthin up to a maximum of $5,000,000. Tate agreed for a period of five years not to engage in the astaxanthin business.

     On January 8, 2009, Igene entered into an agreement with Archer-Daniels-Midland Company ("ADM") pursuant to which the Company and ADM formed a joint venture (the "ADM JV") to manufacture and sell astaxanthin and derivative products throughout the world. Each of the Company and ADM has a 50% ownership interest in the ADM JV and has equal representation on the Board of Managers of the ADM JV.

Government Regulation

     The manufacturing and marketing of most of the products Igene has developed are, and will likely continue to be, subject to regulation by various governmental agencies in the United States, including the Food and Drug Administration ("FDA"), the Department of Agriculture ("USDA"), the Environmental Protection Agency ("EPA"), and comparable agencies in other countries. Igene, as a matter of policy, requires that its products conform to current Good Manufacturing Practices ("GMPs") (as defined under the Federal Food, Drug and Cosmetic Act and the rules and regulations thereunder) and Igene believes all of its products so conform. The extent of any adverse governmental regulation that might arise from future administrative or legislative action, including rules and regulations pertaining to the process of GRAS (Generally Recognized as Safe) affirmations, cannot be predicted.

     In  a  notice published in the Federal Register on  July  6,
2000, the FDA announced the amendment of its color additive regulations to provide for the safe use of Phaffia yeast, such as that in Igene's product, AstaXin(R), as a color additive in aquaculture feeds. This ruling, which became effective August 8, 2000, allows Igene to market AstaXin(R) for aquaculture feeds and fish produced in, or imported into, the United States. This ruling is available to the public in the Federal Register. Igene has also previously obtained approval for AstaXin(R) from the Canadian Food Inspection Agency ("CFIA"). Additional foreign approval applications for AstaXin(R) have been granted in the European Union.

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

Research and Development

     As  of  December 31, 2008, Igene had expended  approximately
$18,919,000 on research and development since its inception on October 27, 1981. The costs listed below for 2007 were reimbursed by the Joint Venture through October 31, 2007. Sales of astaxanthin (through Igene and the Joint Venture) resulted in revenues of $57,000,000 as of December 31, 2008, $39,500,000 of
which were realized through the Joint Venture. From November 1, 2007, through December 31, 2008, $9,931,000 of this revenue was recorded on the books of Igene. Igene will continue to incur research and development costs in connection with improvements in its existing processes and products, but it does not anticipate development of new processes and products in 2009.

      Research and development expenditures for each of the last two years are as follows:

     2008   $ 1,655,908
     2007   $   983,610

     Igene's research and development activities have resulted in the development of processes to produce the product AstaXin(R) hereinafter discussed.

Commercial Products

     AstaXin(R)

     AstaXin(R) is Igene's registered trademark for its dried yeast product made from a proprietary strain of yeast developed by Igene. AstaXin(R) is a natural source of astaxanthin, a pigment which imparts the characteristic red color to the flesh of salmon, trout, prawns and certain other types of fish and shellfish. In the ocean, salmon and trout obtain astaxanthin from krill and other planktonic crustaceans in their diet. A krill and crustacean diet would be prohibitively expensive for farm-raised salmonids. Without the addition of astaxanthin, the flesh of such fish is a pale, off-white color, which is less appealing to consumers expecting the characteristic "salmon-colored" fish. Fish feeding trials in Europe, Asia, and North and South America have demonstrated the efficacy of AstaXin(R) in pigmenting fish. Igene derived revenue during 2008 from sales of AstaXin(R), the majority of which were to fish producers in the aquaculture industry in the European Union, Japan, Chile and Canada, and marketing efforts for AstaXin(R) are intended for Norway. Marketing efforts are through Igene personnel to both farmers and feed manufacturers.

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

     All patents and trademarks are carefully reviewed and those with no foreseeable commercial value are abandoned to eliminate costly maintenance fees. Patents and trademarks on technology and products with recognized commercial value, and which Igene is currently maintaining, including those for AstaXin(R), have various remaining lives ranging from 1 to 22 years.

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

     On January 8, 2009, Igene entered into an agreement with Archer-Daniels-Midland Company ("ADM") pursuant to which the Company and ADM formed a joint venture (the "ADM JV") to manufacture and sell astaxanthin and derivative products throughout the world. Each of the Company and ADM has a 50% ownership interest in the ADM JV and has equal representation on the Board of Managers of the ADM JV. It is hoped that Igene's technology joined with ADM manufacturing will improve their joint position in the market.

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

Employees

     At December 31, 2008, Igene had 18 full-time employees. Five full-time employees are in administration and/or marketing, while the remainder are engaged in research, process development and support of manufacturing activities. Fifteen employees are based in the U.S. and three are based in Chile. Igene also utilizes various consultants on an as-needed or short-term basis.

     None of Igene's employees are represented by a labor union and Igene has experienced no work stoppages. Igene believes its relations with its employees are satisfactory.

ITEM 1A.  RISK FACTORS

     Igene is a smaller reporting company as defined by Rule 12b-
2  of  the  Securities  Exchange Act of  1934,  as  amended  (the
"Exchange Act") and is not required to provide the information required under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2.   PROPERTIES

     Igene leases approximately 8,500 square feet of space in the Oakland Ridge Industrial Park located at 9110 Red Branch Road, Columbia, Maryland. Igene occupies the space under a lease extension expiring on January 31, 2011. The approximate current annual rental expense is $125,000. Approximately 2,000 square feet of this space is used for executive and administrative offices and approximately 2,500 square feet is used for research and development activities. The remaining 4,000 square feet of space is used for Igene's intermediate-stage or scale-up pilot plant facility.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Igene's Annual Meeting of Stockholders was held on November 3, 2008. At the Annual Meeting, the five nominees for director, all of whom were then-current directors up for reelection, were reelected as the directors for a one year term. The election results are as follows:

                                  Votes          Against or     Votes        Non-
                                  For            Withheld       Abstained    Votes
                                  ___________    __________     _________    _____
     Election of Directors
          Stephen F. Hiu          97,356,890     52,630         ---           ---
          Thomas L. Kempner       97,376,890     32,660         ---           ---
          Michael G. Kimelman     97,384,811     24,709         ---           ---
          Sidney R. Knafel        97,376,890     32,630         ---           ---
          Patrick F. Monahan      97,376,890     32,630         ---           ---


     An amendment to Igene's Articles of Incorporation was approved to increase the number of authorized shares of common stock from 750,000,000 to 3,000,000,000. The election results are as follows:

                                  Votes          Against or     Votes        Non-
                                  For            Withheld       Abstained    Votes
                                  ___________    __________     _________    _____

                                  96,199,547     1,207,472      2,590         ---


     An amendment to the Company's  2001 Stock Incentive Plan was approved to increase the number of shares available for incentive
awards from 55,000,000 to 300,000,000.   The election results are
as follows:

                                  Votes          Against or     Votes        Non-
                                  For            Withheld       Abstained    Votes
                                  ___________    __________     _________    _____
                                  74,523,367     1,342,161      2,500        ---


                               PART II


ITEM 5.   MARKET   FOR   REGISTRANT'S  COMMON   EQUITY,   RELATED
          STOCKHOLDER  MATTERS  AND ISSUER  PURCHASES  OF  EQUITY
          SECURITIES

Common Stock

     Commencing on or about June 12, 1989, Igene's common stock began quotation on the over-the-counter market on a limited basis and is quoted on Pink Sheets. The following table shows, by calendar quarter, the range of representative bid prices for Igene's common stock for 2008 and 2007.


          Calendar Quarter                 High         Low
          ________________                 _________   _________
 2008:    First Quarter                    $  .0180    $  .0130
          Second Quarter                   $  .0150    $  .0060
          Third Quarter                    $  .0130    $  .0060
          Fourth Quarter                   $  .0120    $  .0020

 2007:    First Quarter                    $  .0250    $  .0200
          Second Quarter                   $  .0500    $  .0200
          Third Quarter                    $  .0350    $  .0200
          Fourth Quarter                   $  .0230    $  .0100


     Igene obtained the above information through Pink Sheets, LLC, a national quotation bureau. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. The above quotations do not reflect the "asking price" quotations of the stock.

     The approximate number of record holders of Igene's common stock as of March 31, 2009, was 250. As of March 31, 2009, the high bid and low offer prices for the common stock, as shown on Pink Sheets were $.015 and $.010, respectively.

Dividend Policy

     When and if funds are legally available for such payment under statutory restrictions, Igene may pay annual cumulative dividends on the preferred stock of $.64 per share on an annual basis. During 1988, Igene declared and paid a cash dividend of $.16 per share on its preferred stock. In December 1988, Igene suspended payment of the quarterly dividend of $.16 per share of preferred stock. No dividends on preferred stock have been declared or paid since 1988. Any resumption of dividend payments on preferred stock would require significant improvement in cash flow. Preferred stock dividends are payable when and if declared by Igene's board. Unpaid dividends accumulate for future payment or addition to the liquidation preference and redemption price of the preferred stock. As of December 31, 2008, total dividends in arrears on Igene's preferred stock equaled $144,305 (or $12.96 per share) on Igene's Series A Preferred Stock and are included in the carrying value of the Series A Preferred Stock.

     Dividends on common stock are currently prohibited because of the preferential rights of holders of preferred stock. Igene has paid no cash dividends on its common stock in the past and does not intend to declare or pay any dividends on its common stock in the foreseeable future.

8% Notes

     Pursuant to the terms of an Indenture dated as of March 31, 1998, as amended (the "Indenture") between Igene and American Stock Transfer & Trust Company, as Trustee (the "Trustee"), Igene issued and sold $5,000,000 of its 8% notes (the "8% Notes"). Concurrently with the issuance of the 8% Notes, Igene issued, pursuant to a Warrant Agreement by and between Igene and American Stock Transfer & Trust Company (the "Warrant Agent") dated as of March 31, 1998, as amended (the "Warrant Agreement"), 50,000,000 warrants to purchase shares of Igene common stock for $.10 per share expiring March 31, 2008. The warrant purchase price under the Warrant Agreement was reduced to $.075 per share, and the maturity date of the 8% Notes was extended to March 31, 2006, by an amendment dated March 18, 2003, and approved by the requisite number of holders of the securities.

     On March 28, 2006, Igene and American Stock Transfer & Trust Company, in its capacity as Trustee and Warrant Agent, entered into a Second Amendment to Indenture, Securities, Warrant Agreement and Warrant Certificates that extended the maturity date of the 8% Notes to March 31, 2009, and reduced the warrant price under the Warrant Agreement from $.075 to $.056 per share.

     On October 23, 2008, Igene and American Stock Transfer & Trust Company, in its capacity as Trustee and Warrant Agent, entered into a Third Amendment to Indenture, Securities, Warrant Agreement and Warrant Certificates that extended the maturity date of the 8% Notes to March 31, 2019. The warrants under the Warrant Agreement expired as of March 31, 2008.

     On December 3, 2008, Igene completed an offering to exchange 145,600 of our shares of common stock, par value $.01 per share, for each $1,000 principal amount of the 8% Notes outstanding and accrued interest thereon. As of that date, $4,759,767 of 8% notes principal were outstanding, with $4,064,450 accrued interest thereon. Of these notes, $4,436,515 of notes principal with $3,788,419 of interest were exchanged for 645,956,606 shares of Igene common stock at a price of $.005 per share. As a result, an addition to additional paid in capital of $4,995,151 was recorded on the retirement, pursuant to APB 26 for related party debt forgiveness.

Securities Authorized for Issuance Under Equity Incentive Plans


  Equity Compensation Plan Information as of December 31, 2008

                                                                                number of securities
                                                                                remaining available for
                                                                                future issuance under
                             Number of securities to    Weighted-average        equity compensation
                             be issued upon exercise    exercise price of       plans (excluding
                             of outstanding options,    outstanding options,    securities reflected in
  Plan category              warrants and rights        warrants and rights     column (a))
  ______________________     _______________________    ____________________    _______________________
                                       (a)                      (b)                      (c)

  Equity compensation
  plans approved by               40,605,000                   $.060                 256,627,334
  security holders<F1>

  Equity compensation
  plans not approved by                  ---                     ---                         ---
                             _______________________    ____________________    ________________________

       TOTAL                      40,605,000                   $.060                 256,627,334
                             _______________________    ____________________    ________________________

<FN1>  Includes   Igene's  2001  Stock  Incentive  Plan,   which
       succeeded Igene's 1997 Stock Option Plan, which succeeded
       Igene's 1986 Stock Option Plan.

Sales of Unregistered Securities

     On November 28, 2008, Igene commenced offerings to exchange shares of its common stock for its publicly and privately held debt. On December 3, 2008, a total of 645,956,606 shares of Igene common stock were exchanged for $4,436,515 in aggregate principal amount of Igene's publicly held 8% notes and $3,788,419 in related accrued interest. An additional 762,210,163 shares of Igene common stock were issued in exchange for $5,618,090 in aggregate principal amount of Igene's privately held notes and debentures, $3,073,015 of related interest, and 126,729,316 associated warrants, summarized as follows:

  o On December 18, 66,371,244 shares of Igene's common stock were issued in consideration of $762,000 in aggregate principal amount of 5% convertible debentures and $67,641 of related accrued interest.

  o On December 18, 528,578,590 shares of Igene's common stock were issued in consideration of $3,814,212 in aggregate principal amount of 8% convertible debentures, $2,204,106 of related accrued interest and associated warrants to purchase 66,427,650 shares of common stock.

  o On December 18, 147,451,719 shares of Igene's common stock were issued in consideration of $1,041,878 in aggregate principal amount of variable rate notes and $801,269 of related accrued interest. In addition, related warrants to purchase 60,301,666 shares of common stock were exchanged for 19,808,610 shares of Igene's common stock.

     On October 15, 2007, Mr. Monahan, Igene's Vice President, Secretary and Director of Manufacturing, was issued 1,000,000 shares of Igene's common stock, valued at $21,000, in connection with his employment with, and services to, Igene. The shares of common stock were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act, as Mr. Monahan is an executive officer of the Company.

ITEM 6.   SELECTED FINANCIAL DATA

     Igene is a smaller reporting company as defined by Rule 12b-
2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

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

      As a result of the Joint Venture, the production, sales and marketing of astaxanthin through October 2007 took place through the unconsolidated Joint Venture. From inception on March 18, 2003 through the Joint Venture's final reporting on September 30, 2007, Igene's portion of the Joint Venture's net loss was $21,826,251. The loss was a result of a 50% interest in the following, aggregating $43,652,502: (i) gross profit from inception was a negative $21,304,462 on sales of $38,380,752, less manufacturing cost of $59,685,214, (ii) selling and general and administrative expenses were $16,542,813, and (iii) interest expense was $5,805,227.

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

      On January 8, 2009, Igene entered into an agreement with Archer-Daniels-Midland Company ("ADM") pursuant to which the Company and ADM formed a joint venture (the "ADM JV") to manufacture and sell astaxanthin and derivative products throughout the world. Each of the Company and ADM has a 50% ownership interest in the ADM JV and has equal representation on the Board of Managers of the ADM JV.

Sales and other revenue

     As part of the Joint Venture Agreement with Tate, all sales of AstaXin(R) prior to October 31, 2007, were recognized through the Joint Venture. Therefore, Igene recorded no sales in 2007 prior to October 31, 2007. During November and December of 2007, Igene recorded sales of $2,286,730. For the year ended December 31, 2008, Igene recorded sales of $7,644,477. Sales had been limited in past years due to insufficient production quantity.
On January 8, 2009, Igene entered into an agreement with ADM pursuant to which the Company and ADM formed a joint venture to manufacture and sell astaxanthin. Management believes that this venture should provide sufficient production to meet future needs, though there can be no assurance in this matter.

Cost of sales and gross profit

     As with sales revenue, beginning July 2003 through October 31, 2007, cost of sales and gross profit were recognized through the Joint Venture. Therefore, Igene recorded no cost of sales or gross profit in 2007 prior to October 31, 2007. During November and December of 2007, Igene recorded cost of sales of $1,681,632. This resulted in a gross profit for the period of $605,098, or 26%. For the year ended December 31, 2008, Igene recorded cost of sales of $6,395,062. This resulted in a gross profit for the period of $1,249,415, or 19%. The increase in gross profit over the activity in the Joint Venture with Tate is due mainly to the discount in which the product was purchased at the conclusion of the Joint Venture. With the termination of the Joint Venture, on January 8, 2009, Igene entered into an agreement with ADM pursuant to which the Company and ADM formed a joint venture to manufacture and sell astaxanthin. Management believes that this venture should provide production to meet future needs, though there can be no assurance in this matter.

Expenses reimbursement by Joint Venture

     As part of the Joint Venture Agreement with Tate, costs incurred by Igene related to production, research and development, as well as those related to the marketing of AstaXin(R), and most of the general and administrative expenses, were considered costs of the Joint Venture and therefore were reimbursed by the Joint Venture. We do not expect to receive any further reimbursements following the October 2007 termination of the Joint Venture. Therefore, all expenses incurred by Igene are expected to be funded by cash flows from operations, to the extent available for such purposes. During 2007, prior to the termination of the Joint Venture, costs reimbursed by the Joint Venture totaled $1,576,701. The reimbursement covered $49,216 of marketing costs, $861,108 of research and development costs and $666,377 of general and administrative costs. On January 8, 2009, Igene entered into an agreement with ADM pursuant to which the Company and ADM formed a joint venture to manufacture and sell astaxanthin. Management believes that this venture should provide cash flow from operations, though there can be no assurance in this matter.

Marketing and selling expenses

     Marketing and selling expenses for 2008 were $731,094, an increase of $572,990, or 382%, from the marketing and selling expenses of $158,104 for 2007. As a result of the termination of the Joint Venture with Tate, Igene has reassumed the marketing and selling of salable product with a corresponding increase in selling expenses. Prior to October 2007, all marketing and selling expenses incurred by Igene as part of the Joint Venture had been reimbursed by the Joint Venture. After October 2007, these expenses are expected to be funded by cash flows from operations, to the extent available for such purposes. Prior to the termination of the Joint Venture, costs reimbursed by the Joint Venture for marketing costs totaled $49,216 during 2007. On January 8, 2009, Igene entered into an agreement with ADM pursuant to which the Company and ADM formed a joint venture to manufacture and sell astaxanthin. With the creation of the new joint venture, Igene will continue some of the marketing of the product while ADM and the joint venture will assume certain of the marketing responsibilities. As a result, it is expected that the portion of the responsibilities that are assumed will decrease this figure in 2009.

Research, development and pilot plant expenses

     Research, development and pilot plant expenses for 2008 and 2007 were $1,655,908 and $983,610, respectively, reflecting an increase of $672,298 or 69%. Cost increases from 2007 to 2008 are partially a result of costs related to the development of the joint venture with ADM and are also related to costs to support increasing the efficiency of the manufacturing process through experimentation in Igene's pilot plant, undertaken in an attempt to develop higher yielding strains of yeast and other improvements in Igene's AstaXin(R) technology. Igene is hoping this combination will lead to a reduced cost for salable product marketed by Igene when production resumes. However, no assurances can be made in that regard. Prior to October 2007, research and development expenses incurred by Igene had been reimbursed by the Joint Venture. After October 2007, these expenses are expected to be funded by cash flows from operations, to the extent available for such purposes. Prior to the termination of the Joint Venture, costs reimbursed by the Joint Venture related to research and development totaled $861,108 during 2007.

General and administrative expenses

     General and administrative expenses for 2008 increased by $77,738, or 13%, from 2007 (to $1,050,703 from $972,965). These costs are expected to remain consistent. Prior to October 2007, all general and administrative expenses incurred related to research and sales of product by Igene as part of the Joint Venture, had been reimbursed by the Joint Venture. After October 2007, these expenses are funded by cash flows from operations, to the extent available for such purposes. Prior to the termination of the Joint Venture, costs reimbursed by the Joint Venture related to general and administrative expenses totaled $666,377 during 2007.

Interest expense (net of interest income)

     Interest expense for 2008 and 2007 was $2,028,460 and $2,160,638 respectively, a decrease of $132,178 or 6%. This interest expense (net of interest income) was composed of interest on Igene's long term financing from its directors and other stockholders and interest on Igene's subordinated and convertible debentures, as well as amortization of discount on Igene's notes and debentures of $1,294,680 for 2008 and $1,406,780 for 2007. The expense recorded for 2007 was reduced by interest income of $50,581.

Additional paid in capital adjustment from termination of debt

     On November 28, 2008, Igene commenced offerings to exchange shares of its common stock for its publicly and privately held debt. On December 3, 2008, a total of 645,956,606 shares of Igene common stock were exchanged for $4,436,515 in aggregate principal amount of Igene's publicly held 8% notes and $3,788,419 in related accrued interest. An additional 762,210,163 shares of Igene common stock were issued in exchange for $5,618,090 in aggregate principal amount of Igene's privately held notes and debentures, $3,073,015 of related interest, and 126,729,316 associated warrants, summarized as follows:

  o On December 18, 66,371,244 shares of Igene's common stock were issued in consideration of $762,000 in aggregate principal amount of 5% convertible debentures and $67,641 of related accrued interest.

  o On December 18, 528,578,590 shares of Igene's common stock were issued in consideration of $3,814,212 in aggregate principal amount of 8% convertible debentures, $2,204,106 of related accrued interest and associated warrants to purchase 66,427,650 shares of common stock.

  o On December 18, 147,451,719 shares of Igene's common stock were issued in consideration of $1,041,878 in aggregate principal amount of variable rate notes and $801,269 of related accrued interest. In addition, related warrants to purchase 60,301,666 shares of common stock were exchanged for 19,808,610 shares of Igene's common stock.

     As this was a transaction with a related party, Igene recorded additional paid in capital as a result of the termination of this private debt in the amount of $3,654,595. This plus the gain on the public notes of $4,995,151 resulted in a total of $8,649,746 in connection with the exchanges, the combined was recorded as an addition to additional paid in capital, pursuant to APB 26 for related party debt forgiveness.

Gain on Disposal

     During 2007, Igene sold equipment it had determined would not be of use in future operations and recorded a gain on disposal of $5,692. This is a onetime occurrence.

Net loss and basic and diluted net loss per common share

     As a result of the foregoing results of operations, Igene reported a net loss of $3,990,937 for 2008 and a net loss of $1,899,073 for 2007. This resulted in a net loss of $.02 per basic and diluted common share for 2008 based on a weighted average of common stock outstanding of 187,037,119. For 2007, this resulted in a net loss of $.02 per basic common share, based on a weighted average of common stock outstanding of 109,679,538. As of December 31, 2008 and 2007, potentially dilutive shares totaled 52,283,696 and 378,227,265, respectively, and were not considered in the computation as the result of the loss as the effect would be anti-dilutive.

Financial Position

      During 2008 and 2007, the following also affected Igene's financial position:

    o During 2008, decreases in accounts receivable of $1,673,117 and decreases in inventory of $5,661,257 were sources of cash. This allowed for decreases in accounts payable of $4,326,565.

    o During 2007, increases in accounts payable and accrued expenses of $3,569,050, and a decrease in inventory of $1,814,157 were sources of cash. This allowed for increases in accounts receivable of $3,698,884.

     Since December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of December 31, 2008, total dividends in arrears on Igene's Series A preferred stock equaled $144,297 (or $12.96 per share) and are included in the carrying value of the preferred stock.

Liquidity and Capital Resources

     Historically,  Igene  has been funded  primarily  by  equity
contributions and loans from directors and stockholders.   As  of
December 31, 2008, Igene had working capital of $2,106,548, and cash and cash equivalents of $1,488,011.

     Cash  provided by operating activities in 2008 was  $705,610 as compared to cash provided of $1,310,465 in 2007, a reduction of cash provided of $604,855, due mainly to increased cost of operations.

     Cash used by investing activities in 2008 was $226,166 as compared to $362,901 used by investing activities in 2007. The higher figure in 2007 is due mainly to the funds invested into the JV not required during 2008.

     Cash provided by financing activities was $57,000 in 2007.

     Over the next twelve months, Igene believes it will need additional working capital. Part of this funding is expected to be received from sales of AstaXin(R). On January 8, 2009, Igene entered into an agreement with ADM pursuant to which the Company and ADM formed a joint venture to manufacture and sell astaxanthin. Management believes that this venture should provide cash flow from operations. However, there can be no assurance that projected cash from sales, or additional funding, will be sufficient for Igene to fund its continued operations.

     Igene does not believe that inflation had a significant impact on its operations during 2008 and 2007.

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

ITEM 7A.  QUANTITATIVE  AND  QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

     Igene is a smaller reporting company as defined by Rule 12b-
2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements follow Part III of this Annual Report on Form 10-K and are hereby incorporated by reference.

ITEM 9.   CHANGES IN   AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

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

     There was a disagreement related to Igene's initial accounting for warrants issued in connection with certain debt that arose in connection with Cohn's review of Igene's quarterly report on Form 10-QSB for the quarterly period ended June 30, 2007. The accounting treatment was discussed with the Audit Committee of the Board of Directors and resolved to the satisfaction of Cohn. As a result, Igene restated the financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2006, and the Form 10-QSB for the three months ended March 31, 2007. Igene has authorized Cohn to respond fully to the inquiries of Igene's new registered public accounting firm, M&K CPAS, PLLC ("M&K") if any, concerning the matter.

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

     Igene appointed M&K as its new independent registered public accounting firm effective as of January 15, 2008. The selection of M&K was approved by the Audit Committee of the Board of Directors of Igene on January 15, 2008.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
________________________________________________

     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control Over Financial Reporting
________________________________________________________________

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our management has identified the following material weaknesses.

 1. As of December 31, 2008, we did not maintain effective controls over the control environment. Specifically, we have not formally adopted a written code of business conduct and ethics that governs the Company's employees, officers and directors. Additionally, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an independent audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

 2. As of December 31, 2008, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

 3. As of December 31, 2008, we did not maintain effective controls over equity transactions. Specifically, controls were not designed and in place to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

     Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting
____________________________________________________

No change in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B.  OTHER INFORMATION

Pursuant to the terms of an Indenture dated as of March 31, 1998, as amended (the "Indenture") between the Company and American Stock Transfer & Trust Company, as Trustee (the "Trustee"), the Company issued and sold $5,000,000 of its 8% notes (the "8% Notes"). Concurrently with the issuance of the 8% Notes, the Company issued, pursuant to a Warrant Agreement by and between Registrant and American Stock Transfer & Trust Company, as warrant agent (the "Warrant Agent") dated as of March 31, 1998, as amended (the "Warrant Agreement"), 50,000,000 warrants to purchase shares of the Company's common stock for $.10 per share. The warrant purchase price under the Warrant Agreement was reduced to $.075 per share, and the maturity date of the 8% Notes extended to March 31, 2006, by an amendment to the Indenture and Warrant Agreement dated March 18, 2003 and approved by the requisite number of holders of the 8% Notes. The warrant purchase price was further reduced to $.56 per share, and the maturity date of the 8% Notes as further extended to March 31, 2009 by a second amendment to the Indenture and Warrant Agreement dated March 28, 2006 and approved by the requisite number of holders of the 8% Notes.

On October 23, 2008, the Company, Trustee and Warrant Agent entered into a Third Amendment to Indenture, Securities, Warrant Agreement and Warrant Certificates (the "Third Amendment") that extended the maturity date of the 8% Notes to March 31, 2019.

The Third Amendment was approved by more than two-thirds in principal amount of the holders of 8% Notes effective November 4, 2008, in accordance with Section 6.07 and Section 9.02 of the Indenture.

The description of the Third Amendment is qualified in its entirety by reference to the full text of such amendment, a copy of which is filed as Exhibit 4.5 hereto and is incorporated herein by reference.

                               -17-
PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    Igene's directors are elected annually by the stockholders of
Igene.   The  directors, executive officers and key employees  of
Igene as of December 31, 2008 are as follows:


Name                           Age    Position with Igene
_______________________        ___    _______________________________
Michael G. Kimelman            70     Chairman of the Board of
                                      Directors<F1>

Thomas L. Kempner              81     Vice Chairman of
                                      the Board of Directors<F2>

Stephen F. Hiu                 52     Director, President, Chief
                                      Technical Officer,
                                      and Director of Research and
                                      Development

Patrick F. Monahan             58     Director, Vice President,
                                      Secretary, and Director
                                      of Manufacturing

Sidney R. Knafel               78     Director<F2>

Edward J. Weisberger           44     Chief Financial Officer

<FN1>  Member of the Audit Committee of the Board of Directors
<FN2>  Member of the Compensation Committee of the Board of Directors

Each of our directors was elected for a one-year term at Igene's most recent annual meeting, held on November 3, 2008. Our officers serve at the discretion of the Board of Directors and until their respective successors are elected and qualified.

MICHAEL G. KIMELMAN has served as a director of Igene and as Chairman of the Board of Directors since 1991. At the time and through the present, Mr. Kimelman has been a founder and member of Kimelman & Baird, LLC, an investment advisory firm. Mr. Kimelman also serves on the board and the executive committee of the Hambletonian Society.

THOMAS L. KEMPNER is Vice Chairman of the Board of Directors and has been a director of the Company since its inception in 1981. He also has been Chairman and Chief Executive Officer of Loeb
Partners Corporation, investment bankers, New York, and its predecessors since 1978. Mr. Kempner is currently a director of CCC Information Services Group, Inc., Dyax Corporation, Fuel Cell Energy, Inc., Insight Communications Co., Inc., Intermagnetics
General Corp. and Intersections, Inc. He is also a director emeritus of Northwest Airlines, Inc.

STEPHEN F. HIU has served as Chief Technical Officer since 2002, and has served as President and Treasurer of the Company since 1999. Mr. Hiu has served as a director since 1990 and has been the Company's Director of Research and Development since 1989 and, prior thereto, was Senior Scientist since he joined the Company in 1985. Mr. Hiu was a post-doctoral Research Associate at the Virginia Polytechnic Institute and State University, Blacksburg, Virginia, from January 1984 until December 1985. Dr. Hiu holds a Ph.D. degree in microbiology from Oregon State University and a B.S. degree in biological sciences from the University of California, Irvine.

PATRICK F. MONAHAN has served as Vice President of the Company since 2002, and as Director of Manufacturing and as a director of the Company since 1991. Mr. Monahan has also served as Secretary of the Company since September 1998 and has managed the Company's fermentation pilot plant since 1982. He received an A.A. degree in biology from Allegheny Community College and a B.S. degree in biology with a minor in Chemistry from Frostburg State College, Frostburg, Maryland.

                              -18-

SIDNEY  R.  KNAFEL has served as a director of the Company  since
1982. He has also been Managing Partner of SRK Management Company, a private investment company located in New York City, since 1981 and has served as Chairman of Insight Communications, Inc. since 1985. Mr. Knafel is also currently a director of General American Investors Company, Inc., and of Virtual Scopics, Inc., as well as a number of private companies.

EDWARD J. WEISBERGER has served as Chief Financial Officer of the
Company since 2001. He is a CPA with multiple years of financial experience in the public and private sectors with both smaller and Fortune 100 companies.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on a review of the Section 16(a) reports filed with the SEC and written representations provided to Igene by its officers and directors, and holders of more than ten percent of any class Igene's registered securities, Igene believes that during fiscal year 2008, (i) one delinquent Form 4 was filed by Stephen Hiu resulting in two transactions being untimely reported, (ii) three delinquent Form 4s were filed by Thomas L. Kempner resulting in 18 transactions being untimely reported,
(iii) two delinquent Form 4s were filed by Michael Kimelman resulting in 11 transactions being untimely reported and (iv) one delinquent Form 4 was filed by Patrick Monahan resulting in two transactions being untimely reported.

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

Corporate Governance

      The Audit Committee of the Board of Directors is comprised of one member: Michael G. Kimelman. Mr. Kimelman is an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Under the Nasdaq Marketplace Rules, in addition to satisfying the independent director requirements under Rule 4200 of such rules, audit committee members must also meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act (subject to the exemptions provided in Rule 10A-3(c)): they must not accept any consulting, advisory, or other compensatory fee from the company other than for board service, and they must not be an affiliated person of the company. Mr. Kimelman is not considered independent under the audit committee standards of the Nasdaq Marketplace Rules.

ITEM 11.    EXECUTIVE COMPENSATION

     The following tables show the compensation paid or accrued by Igene to each of the three officers (the "named executive officers").


Summary Compensation Table

Name and
Principal Position   Year    Salary($)<F1>   Stock Awards ($)   ($)<F2>        Total
__________________   _____   ______________   ________________   _____________   ____________
Stephen Hiu          2008    $   163,575      $          0       $     11,189    $   174,764
President            2007        153,886                 0              6,396        160,282
                     2006        142,580                 0              6,575        149,155

Patrick Monahan      2008        140,773                 0             10,225        150,998
Vice President,      2007        137,914            10,000 <F3>         5,968        153,882
Secretary and        2006        129,965                 0              5,838        135,803
Director of
Manufacturing

Edward Weisberger    2008        145,973                 0              9,473        155,446
Chief Financial      2007        132,793                 0              5,712        138,505
Officer              2006        125,817                 0              5,750        131,567

<FN1> Gross salary of the named executive officers listed.

<FN2> Includes  annual  taxable compensation for health  insurance premium and employer match of 401(k).

<FN3> Includes issuance of 1,000,000 shares of Igene common  stock at $.01 per share value based on current stock price in addition to restriction and blockage discounts.

     There are no employment agreements or arrangements, written or unwritten, for any of the executive officers.

Outstanding Equity Awards at Fiscal Year-End

     The following table sets forth information concerning the outstanding equity awards of each of the named executive officers as of December 31, 2008. All options reflected on the table are fully vested.

                       Number of Securities
                       Underlying
                       Unexercised Options    Option Exercise    Option Expiration
Name                   (#) Exercisable        Price ($/Share)    Date
____________________   ____________________   ________________   _________________
Stephen Hiu                 2,000,000               .05            01/19/2010
                               45,000               .065           01/02/2011
                            4,800,000               .025           08/13/2012
                            5,000,000               .10            06/25/2014

Patrick Monahan             1,317,500               .05            01/19/2010
                            2,900,000               .025           08/13/2012
                            2,000,000               .10            06/25/2014

Edward Weisberger           2,500,000               .05            12/01/2011
                              500,000               .10            06/25/2014
                            1,500,000               .027           12/09/2015


Retirement Plans

      Effective February 1, 2004, Igene discontinued use of the Simple Retirement Plan and began use of a 401(k) savings/retirement plan, or 401(k) Plan. The 401(k) Plan permits Igene's eligible employees to defer annual compensation, subject to limitations imposed by the Internal Revenue Code. All employees that have been employed for six months are eligible for

                             -20-

the plan. The plan permits elective contributions by Igene's eligible employees based under the Internal Revenue Code, which are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. Effective January 1, 2004, Igene made an elective contribution, subject to limitations, of 4% of each eligible employee's compensation for each year. For 2008 that amount was increased to 5%. Igene's contributions to the plan for 2008 and 2007 were $42,657 and $28,392, respectively, which is expensed in the statement of operations.

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

Compensation of Directors

    None of Igene's directors were compensated for their services
during   fiscal   2008.   Directors  Hiu  and  Monahan   received
compensation in their capacities as officers of Igene, as reported in the Summary Compensation Table above.

Stock Option Plans

     Igene currently maintains one stock incentive plan. Igene's 2001 Stock Incentive Plan (the "Plan") succeeded Igene's 1997 Stock Option Plan, which succeeded Igene's 1986 Stock Option Plan, as amended. The Plan was approved by Igene's stockholders on June 12, 2001, and authorized for issuance restricted stock and options to purchase up to 55,000,000 shares of common stock. The number of shares authorized for incentive awards was increased on November 3, 2008, to 300,000,000.

     The purpose of the Plan is to further the long-term stability and financial success of Igene by attracting and retaining employees and consultants through the use of stock-based incentives, and to provide non-employee members of the Board of Directors with an additional incentive to promote the success of Igene. It is believed that ownership of Igene common stock will stimulate the efforts of those employees, consultants and non-employee directors upon whose judgment and interests Igene is and will be largely dependent upon the successful conduct of its business. It is also believed that incentive awards granted to employees under this Plan will strengthen their desire to remain employed with Igene and will further the identification of employees' interests with those of Igene.

     Options are exercisable at such rates and times as may be fixed by the committee. Options also become exercisable in full upon (i) the holder's retirement on or after his 65th birthday,
(ii) the disability or death of the holder, or (iii) under other circumstances as determined by the compensation committee. Options generally terminate on the tenth business day following cessation of service as an employee, director, consultant or independent contractor.

     Options may be exercised by payment in full of the option price in cash or by check, or by delivery of previously-owned shares of common stock having a total fair market value on the date of exercise equal to the option price, or by such other methods as permitted by the committee.

     The Plan contains anti-dilution provisions in the event of certain corporate transactions.

     The Board of Directors may at any time withdraw from, or amend, the Plan and any options not heretofore granted. Stockholder approval is required to (i) increase the number of shares issuable under the Plans, (ii) increase the number of options which may be granted to any individual during a year,
(iii) or change the class of persons to whom options may be granted. No options shall be granted under the Plan after April 30, 2011.

                              -21-


     Options  to  acquire 43,372,666 shares of common stock  have been  granted  under the Plan and 40,605,000  options  are  still
outstanding under the Plan as of December 31, 2008.   No  options
or restricted awards were granted during 2008 or 2007.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information as of February 18, 2009, with respect to beneficial ownership of shares of Igene's outstanding common stock by (i) each person known to Igene to own or beneficially own more than five percent of its common stock or preferred stock, (ii) each director of Igene, and
(iii) each named executive officer, and (iv) all directors and executive officers as a group. On March 24, 2009, there were 1,518,503,841 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of February 18, 2009, are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person. Unless otherwise noted, each beneficial owner listed on the table below has sole voting and investment power with respect to his or her shares beneficially owned. No shares of preferred stock are beneficially owned by the persons listed below.

                                              Common Stock
                                    ________________________________
                                       Number of
Name and Address                       Shares           Percent (%)
_______________________________     _______________   ______________

Directors and officers
______________________
Stephen F. Hiu                        13,721,633<F1>       0.87
  9110 Red Branch Road
  Columbia, MD  21045

Thomas L. Kempner                    543,901,561<F2>      34.63
  61 Broadway
  New York, NY  10006

Michael G. Kimelman                  146,982,204<F3>       9.36
  100 Park Avenue
  New York, NY  10017

Sidney R. Knafel                     532,711,201<F4>      33.91
  810 Seventh Avenue
  New York, NY  10019

Patrick F. Monahan                     8,993,033<F5>       0.57
  9110 Red Branch Road
  Columbia, MD  21045

Edward J. Weisberger                   4,570,000<F6>       0.29
  9110 Red Branch Road
  Columbia, MD  21045

All Directors and Officers         1,250,879,632<F7>      79.63
  as a Group (6 persons)

Others
_______

Sheila Baird                         111,559,750<F8>       7.10
  100 Park Avenue
  New York, NY  10017

<FN1>  Includes 1,876,633 shares held directly or indirectly by Dr.
  Hiu and 11,845,000 shares issuable upon exercise of options held by Dr. Hiu that are currently exercisable.


<FN2>   Includes 268,895,202 shares held directly or indirectly  by
  Mr. Kempner. Also includes (i) 263,800,317 shares held by a trust under which Mr. Kempner is one of two trustees and the sole beneficiary and (ii) 11,206,042 shares held by trusts under which Mr. Kempner is one of two trustees and is a one-third beneficiary. Mr. Kempner shares voting and investment power with respect to the shares listed in (i)-(ii) above.

<FN3>   Includes 121,982,204 shares held directly or indirectly  by
  Mr. Kimelman, 14,000,000 shares issuable upon exercise of options that are currently exercisable, and 11,000,000 shares issuable upon exercise of warrants that are currently exercisable.

<FN4>   Includes 532,711,201 shares held directly or indirectly  by
  Mr. Knafel.

<FN5>  Includes 2,775,533 shares held directly or indirectly by Mr.
  Monahan and 6,217,500 shares issuable upon the exercise of options held by Mr. Monahan that are currently exercisable.

<FN6>   Includes 70,000 shares held directly by Mr. Weisberger  and
  4,500,000 shares issuable upon exercise of options that are currently exercisable.

<FN7>   Includes  1,203,317,132 shares of common stock,  36,562,500 shares issuable upon exercise of options that are currently exercisable, and 11,000,000 shares issuable upon the exercise of warrants that are currently exercisable.

<FN8>   Includes 111,559,750 shares held directly or indirectly  by
  Ms. Baird.


Equity Incentive Plans

     The information set forth under the caption "Securities Authorized for Issuance Under Equity Incentive Plans" under Item 5 of this Annual Report on Form 10-K is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

     On November 28, 2008, Igene commenced offerings to exchange shares of its common stock for its publicly and privately held debt. Much of Igene's indebtedness was held by current and former directors. The related party transactions in connection with the exchange offerings are described below:

  o As a result of this transaction, 33,185,622 shares of Igene's common stock were issued to each of Thomas Kempner and Sidney Knafel, directors of the Company, in exchange for the 5% convertible debenture in the principal amount of $381,000 and $33,820 in related interest, held by each of them.

  o As a result of this transaction, 152,729,546 shares of Igene's common stock were issued to each of Thomas Kempner and Sidney Knafel, directors of the Company, in exchange for the 8% convertible debenture in the principal amount of $1,107,106 and $655,170 in related interest and warrants, held by each of them.

  o As a result of this transaction, 279,625,624 shares of Igene's common stock was issued to Thomas Kempner and 276,004,622 shares of Igene's common stock was issued to Sidney Knafel, directors of the Company, in exchange for their 8% notes and accrued interest.

  o As a result of this transaction, 51,070,264 shares of Igene's common stock was issued to Thomas Kempner and 43,324,547 shares of Igene's common stock was issued to Sidney Knafel, directors of the Company, in exchange for their variable rate demand notes and accrued interest.


      In order to provide the Company with working capital as the inventory received from the termination of the joint venture with Tate & Lyle PLC is sold and the receivables are collected, on December 12, 2007, the Company issued and sold an aggregate principal amount of $300,000 in 8.5% secured notes, $150,000 to each of Thomas Kempner and Sidney Knafel. These notes are secured by the accounts receivable of the Company. As of March 12, 2009 these notes have accrued $31,875 of interest, and no payments have been made.

      On October 15, 2007, Mr. Monahan, the Company's Vice President, Secretary and Director of Manufacturing, was issued 1,000,000 shares of the Company's common stock, valued at $21,000, in connection with his employment with, and services to, the Company. The shares of common stock were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

      In order to provide the Company with sufficient funds to settle the litigation with the holders of the convertible notes issued by the Company in 2001, on February 15, 2007, the Company issued and sold an aggregate principal amount of $762,000 in 5% convertible debentures, $381,000 to each of Thomas Kempner and Sidney Knafel, directors of the Company. These debentures are convertible into shares of the Company's common stock at $.02 per share based on the offer made to the original debenture holders as the market price of the Company's common shares as of February 2007. As reported above, these debentures in the aggregate principal amount of $762,000, and the related interest in the aggregate amount of $67,641, were converted into 66,371,244 shares of Igene's common stock in connection with the exchange offerings.

Director Independence

     Since Igene is not a listed company, it has determined to apply rule 4200(a)(15) of the Nasdaq Marketplace Rules to determine independence of its directors. Based on such rule, Igene has determined that none of its directors are deemed to be independent and that, accordingly, its sole member of its audit committee, Michael G. Kimelman, is not independent.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

                  REGISTERED PUBLIC ACCOUNTANTS

     The accounting firm of M&K CPAS, PLLC ("M&K") audited the financial statements of the Company for the fiscal year 2008. M&K was appointed as the Company's new independent registered public accounting firm effective as of January 15, 2008 and served as the Company's registered public accountants to audit the financial statements for 2007. J.H. Cohn LLP ("Cohn") originally served as the auditor in 2007 and served as the Company's registered public accountants to audit the restated financial statements in 2006. Berenson LLP originally served as the auditor in 2006; however, in May 2007, J.H. Cohn LLP acquired Berenson LLP in a transaction that was structured as an asset sale. Each of J.H. Cohn LLP and M&K has advised the Company that neither the accounting firm nor any of its members or associates has any direct financial interest in or any connection with the Company other than as independent public auditors.

                     AUDIT FEES AND SERVICES

    The following table shows the aggregate fees paid or accrued by the Company for the audit and other services provided by M&K for fiscal years 2008 and 2007:


                                     FY 2008                FY 2007
                                     ________               ________
               Audit Fees            $ 45,000               $ 47,500
       Audit-Related Fees                   0                      0
                 Tax Fees               1,500                  1,500
           All Other Fees                   0                      0
                                     ________               ________

                    TOTAL            $ 46,500               $ 49,000


    Audit services provided by M&K for fiscal years 2008 and 2007 consisted of the audit of the consolidated financial statements and quarterly reviews of financial statements. "Tax Fees" include charges primarily related to tax return preparation and tax consulting services. Audit fees for 2007 include $7,500 paid to Cohn for audit services.

      In 2003, the SEC adopted a rule pursuant to the Sarbanes-Oxley Act of 2002 that, except with respect to certain de minimis services discussed below, requires audit committee pre-approval of audit and non-audit services provided by the Company's independent auditors. The audit committee reviews and pre-approves audit and non-audit services of the independent auditors in conformity with the requirements of Sarbanes-Oxley. All of the 2008 and 2007 services described above were pre-approved by the audit committee pursuant to this SEC rule.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     Exhibits filed herewith or incorporated by reference herein are set forth in the following table prepared in accordance with
Item 601 of Regulations S-K.

EXHIBIT                      DESCRIPTION
NO.

3.1     Articles  of  Incorporation of  the  Registrant,  as
        amended   as  of  November  17,  1997,  constituting
        Exhibit 3.1 to the Registration Statement No. 333-41581 on Form SB-2 filed with the SEC on December 5, 1997, are hereby incorporated by reference.
3.2 Articles of Amendment to Articles of Incorporation of the Registrant, constituting Exhibit 3.1(b) to the Registration Statement No. 333-76616 on Form S-8 filed with the SEC on January 11, 2002, are hereby incorporated by reference.
3.3 By-Laws of the Registrant, constituting Exhibit 3.2 to the Registration Statement No. 33-5441 on Form S-1 filed with the SEC on May 6, 1986, are hereby incorporated by reference.
4.1 Form of Variable Rate Convertible Subordinated Debenture Due 2002 (Class A), constituting Exhibit
        4.4 to the Registration Statement No. 33-5441 on Form S-1 filed with the SEC on May 6, 1986, is hereby incorporated by reference.
4.2 Form of Indenture by and between the Registrant and American Stock Transfer and Trust Company, as Trustee, dated as of March 31, 1998, constituting
        Exhibit 4.2 to the Registration Statement No. 333-41581 on Form SB-2/A filed with the SEC on January 23, 1998, is hereby incorporated by reference.
4.3 First Amendment to Indenture, Securities, Warrant Agreement and Warrant Certificates by and between Registrant and American Stock Transfer and Trust Company dated as of March 18, 2003, constituting
        Exhibit 10.11 to the Quarterly Report on Form 10-QSB filed with the SEC on May 14, 2003, is hereby incorporated by reference.
4.4 Second Amendment to Indenture, Securities, Warrant Agreement and Warrant Certificates by and between Registrant and American Stock Transfer and Trust Company dated as of March 28, 2006, constituting
        Exhibit  4.5  to  the Annual Report on  Form  10-KSB
        filed  with  the  SEC on April 13, 2006,  is  hereby
        incorporated by reference.
4.5 Third Amendment to Indenture, Securities, Warrant Agreement and Warrant Certificates by and between Registrant and American Stock Transfer and Trust Company dated as of October 23, 2008.*
10.1 Form of Conversion and Exchange Agreement used in May 1988 in connection with the conversion and exchange by certain holders of shares of preferred stock for common stock and Warrants, constituting
        Exhibit 10.19 to the Registration Statement No. 33-5441 on Form S-1 filed with the SEC on May 6, 1986, is hereby incorporated by reference.
10.2 Preferred Stockholders' Waiver Agreement dated May 5, 1988, constituting Exhibit 10.3 to the Registration Statement No. 33-23266 on Form S-1 filed with the SEC on July 22, 1988, is hereby incorporated by reference.
10.3 Form of Agreement between the Registrant and Certain Investors in Preferred Stock dated September 30, 1987, constituting Exhibit 10.4 to the Registration Statement No. 33-23266 on Form S-1/A, is hereby incorporated by reference.
10.4 Agreement of Lease between Columbia Warehouse Limited Partnership and the Registrant effective December 15, 1995, constituting Exhibit 10.13 to the Annual Report on Form 10-KSB filed with the SEC on April 12, 1996, is hereby incorporated by reference.

10.5 First Amendment to Lease between the Registrant and Red Branch Center, LLC made September 13, 2000, constituting Exhibit 10.8 to the Annual Report on Form 10-KSB filed with the SEC on April 2, 2001, is hereby incorporated by reference.
10.6 Separation Agreement between the Registrant and Tate & Lyle Fermentation Products Ltd. dated as of October 31, 2007, constituting Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 6, 2007, is hereby incorporated by reference.
10.7 Limited Liability Company Agreement dated as of January 8, 2009 between Archer-Daniels-Midland Company and the Registrant, constituting Exhibit
        10.1 to the Current Report on Form 8-K filed with the SEC on January 21, 2009, is hereby incorporated by reference. [Portions of this exhibit have been omitted pursuant to a request for confidential treatment.]
21.1    Subsidiaries*
31.1 Rule 13a-14(a) or 15d-14(a) Certification of the Registrant's principal executive officer.*
31.2 Rule 13a-14(a) or 15d-14(a) Certification of the Registrant's principal financial officer.*
32.1 Rule 13a-14(b) or 15d-14(b) Certification of the Registrant's principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002.*
32.2 Rule 13a-14(b) or 15d-14(b) Certification of the Registrant's principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
IGENE Biotechnology, Inc.
Columbia, Maryland

We have audited the accompanying consolidated balance sheets of IGENE Biotechnology, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IGENE Biotechnology, Inc. as of December 31, 2008 and 2007, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
____________________
     M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 25, 2009

                            IGENE Biotechnology, Inc. and Subsidiary
                                   Consolidated Balance Sheets
                                          December 31,

                                                                            2008           2007
                                                                       _____________   _____________
ASSETS
_______

CURRENT ASSETS
  Cash and cash equivalents                                            $  1,488,011    $  1,026,350
  Accounts receivable                                                     1,045,767       2,718,884
  Inventory                                                               2,398,520       8,059,777
  Prepaid expenses and other current assets                                  23,702          38,351
                                                                       _____________   _____________
       TOTAL CURRENT ASSETS                                               4,956,000      11,843,362

  Property and equipment, net                                               831,838         713,493
  5 year non-compete, net                                                   123,181         153,977
  Customer contracts                                                            ---         233,658
  Intellectual property                                                     149,670         149,670
  Other assets                                                                5,125           5,125
                                                                       _____________   _____________

       TOTAL ASSETS                                                    $  6,065,814    $ 13,099,285
                                                                       =============   =============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
________________________________________
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                $  2,849,455    $  7,902,625
                                                                       _____________   _____________

       TOTAL CURRENT LIABILITIES                                          2,849,455       7,902,625


LONG-TERM DEBT
  Notes payable (net of unamortized discount)                               353,598       4,643,449
  Convertible Debentures (net of unamortized discount)                          ---       3,244,664
  Contingent Liability on Joint Venture Separation                        5,000,000       5,000,000
  Accrued interest                                                          307,247       6,442,076

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative, convertible, voting, series A, $.01 par value per share.
     Stated value $20.96 and 23.32, respectively per share.
     Authorized 1,312,500 shares; issued and outstanding 11,134 shares.
     Redemption amount $233,377 and $226,243, respectively.                 233,377         226,243
                                                                       _____________   _____________

        TOTAL LIABILITIES                                                 8,743,677      27,459,057
                                                                       _____________   _____________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock -- $.01 par value per share.  Authorized
  3,000,000,000 shares; issued and outstanding 1,518,503,841
  and 110,337,072 shares respectively                                    15,185,038       1,103,371
  Additional paid-in capital                                             34,885,649      33,276,687
  Accumulated deficit                                                   (52,730,767)    (48,739,830)
  Other comprehensive loss                                                  (17,783)            ---
                                                                       _____________   _____________

        TOTAL STOCKHOLDERS' DEFICIENCY                                   (2,677,863)    (14,359,772)
                                                                       _____________   _____________

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 $  6,065,814    $ 13,099,285
                                                                       =============   =============


The accompanying notes are an integral part of the consolidated financial statements.

                              IGENE Biotechnology, Inc. and Subsidiary
                               Consolidated Statements of Operations

                                                                         Years ended December 31,
                                                                                2008        2007
                                                                       _____________   _____________

REVENUE
_______
  Sales                                                                $  7,644,477    $  2,286,730
  Cost of sales                                                           6,395,062       1,681,632
                                                                       _____________   _____________
  GROSS PROFIT                                                            1,249,415         605,098

  EQUITY IN REPAID ADVANCES (LOSS) OF JOINT VENTURE                             ---         170,821
                                                                       _____________   _____________

OPERATING EXPENSES
__________________
  Marketing and selling                                                     731,094         158,104
  Research, development and pilot plant                                   1,655,908         983,610
  General and administrative                                              1,050,703         972,965
  Less expenses reimbursed by Joint Venture                                     ---      (1,576,701)
                                                                       _____________   _____________
  TOTAL OPERATING EXPENSES                                                3,437,705         537,978
                                                                       _____________   _____________
  OPERATING PROFIT (LOSS)                                                (2,188,290)        237,941

GAIN ON DISPOSAL                                                                ---           5,692

OTHER INCOME                                                                225,813          17,932

INTEREST EXPENSE (including amortization of debt
   discount of $1,294,680 for 2008, and $1,406,780 for 2007)             (2,028,460)     (2,160,638)
                                                                       _____________   _____________
   NET (LOSS)                                                          $ (3,990,937)   $ (1,899,073)
                                                                       _____________   _____________

OTHER COMPREHENSIVE LOSS
   Foreign exchange translation                                             (17,783)            ---

   TOTAL COMPREHENSIVE (LOSS)                                          $ (4,008,720)   $ (1,899,073)
                                                                       =============   =============
   NET LOSS PER COMMON SHARE BASIC AND FULLY DILUTED                   $      (0.02)   $      (0.02)
                                                                       =============   =============
   WEIGHTED AVERAGE SHARES OUTSTANDING                                  187,037,119     109,679,538
                                                                       =============   =============


The accompanying notes are an integral part of the consolidated financial statements.
                              -39-

                                       IGENE Biotechnology, Inc. and Subsidiary
                                  Consolidated Statements of Stockholders' Deficiency
                                        Years ended December 31, 2008 and 2007



                                          Common Stock                        Additional     Other          Total
                                  ____________________________  Paid-in       Accumulated    Comprehensive  Stockholders'
                                      # Shares       Amount     Capital       Deficit        Loss           Deficiency
                                  _____________   ____________  ____________  _____________  _____________  _____________
Balance at January 1, 2007          109,337,072   $ 1,093,371   $33,265,687   $(46,840,757)  $        ---   $(12,481,699)

Shares issued to Director of
  Manufacturing                       1,000,000        10,000        11,000            ---            ---         21,000

Net loss for 2007                           ---           ---           ---     (1,899,073)           ---     (1,899,073)
                                  _____________   ____________  ____________  _____________  _____________  _____________

Balance at December 31, 2007        110,337,072   $ 1,103,371   $33,276,687   $(48,739,830)  $        ---   $(14,359,772)



Exchange of debt for equity         645,956,606     6,459,566     1,765,419            ---            ---      8,224,985

Exchange of debt for equity         762,210,163     7,622,101      (156,457)           ---            ---      7,465,644

Loss due to currency translation            ---           ---           ---            ---        (17,783)       (17,783)

Net loss for 2008                           ---           ---           ---    ( 3,990,937)           ---     (3,990,937)
                                  _____________   ____________  ____________  _____________  _____________  _____________

Balance at December 31, 2008      1,518,503,841   $15,185,038   $34,885,649   $(52,730,767)  $    (17,783)  $ (2,677,863)
                                  =============   ============  ============  =============  =============  =============



The accompanying notes are an integral part of the consolidated financial statements.

                                   -31-


                           IGENE Biotechnology, Inc. and Subsidiary
                            Consolidated Statements of Cash Flows


                                                                         Years ended December 31,
                                                                       _____________________________
                                                                                2008            2007
                                                                       _____________   _____________
CASH FLOWS FROM OPERATING ACTIVITIES
____________________________________
  Net income (loss)                                                    $ (3,990,937)   $ (1,899,073)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Amortization of debt discount                                         1,294,680       1,406,780
    Depreciation                                                            107,821          12,438
    Gain on disposal of equipment                                               ---          (5,692)
    Issuance of common stock for Director of Manufacturing                      ---          21,000
    Amortizations of customer contracts and non-compete                     264,454             ---
    Increase in preferred stock for cumulative dividend
        classified as interest                                                7,134           7,126
    Equity in (repaid advances) loss of unconsolidated joint venture            ---         107,821
    Decrease (increase) in:
        Accounts receivable                                               1,673,117      (3,698,884)
        Inventory                                                         5,661,257       1,814,157
        Prepaid expenses and other assets                                    14,649         (24,258)
    Increase (decrease) in:
    Accounts payable and other accrued expenses                          (4,326,565)      3,569,050
                                                                       _____________   _____________
        NET CASH PROVIDED BY OPERATING ACTIVITIES                           705,610       1,310,465
                                                                       _____________   _____________

CASH FLOWS FROM INVESTING ACTIVITIES
____________________________________
    Cash proceed from sale of property and equipment                            ---          20,000
    Cash used for purchase of property and equipment                       (226,166)       (275,080)
    Recoupment of payment (advances) to joint venture                           ---        (107,821)
                                                                       _____________   _____________
        NET CASH USED IN INVESTING ACTIVITIES                              (226,166)       (362,901)
                                                                       _____________   _____________

CASH FLOWS FROM FINANCING ACTIVITIES
____________________________________
    Proceeds from issuance of convertible debentures                            ---         762,000
    Repayment of convertible debentures                                         ---        (705,000)
                                                                       _____________   _____________
        NET CASH PROVIDED BY FINANCING ACTIVITIES                               ---          57,000
                                                                       _____________   _____________

LOSS DUE TO CURRENCY TRANSLATION                                            (17,783)            ---

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   461,661       1,004,564

CASH AND CASH EQUIVALENTS - BEGINNING OF THE YEAR                         1,026,350          21,786
                                                                       _____________   _____________
CASH AND CASH EQUIVALENTS - END OF THE YEAR                            $  1,488,011    $  1,026,350
                                                                       =============   =============

SUPPLEMENTARY DISCLOSURE AND CASH FLOW INFORMATION
__________________________________________________
  Cash paid during the year for interest                               $        ---    $     57,637
  Cash paid during the year for income taxes                                    ---             ---

NON-CASH TRANSACTIONS
_____________________
  Exchange of assets and liabilities of joint venture partner          $        ---    $  9,325,521

  Exchange of debt for common stock                                    $ 15,690,630    $        ---



The accompanying notes are an integral part of the consolidated financial statements.
                              -32-

                IGENE Biotechnology, Inc. and Subsidiary
               Notes to Consolidated Financial Statements
                 Years ended December 31, 2008 and 2007

(1) Summary of Significant Accounting Policies
    __________________________________________

    Nature of Operations
    ____________________

    Igene Biotechnology, Inc. ("Igene") was incorporated under the laws of the State of Maryland on October 27, 1981, as "Industrial Genetics, Inc." Igene changed its name to "IGI Biotechnology, Inc." on August 17, 1983, and to "Igene Biotechnology, Inc." on April 14, 1986. Igene is located in Columbia, Maryland, has an operational subsidiary in Chile, and through February 2003, had a subsidiary in Norway. Igene was formed to develop, produce and market value-added specialty biochemical products. Igene is a supplier of natural astaxanthin, an essential nutrient in different feed applications and a source of pigment for coloring farmed salmon species. Igene is also venturing to supply astaxanthin as a nutraceutical ingredient. Igene is focused on fermentation technology, pharmacology, nutrition and health in its marketing of products and applications worldwide.

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

    In an effort to develop a dependable source of production, on March 19, 2003, Tate & Lyle PLC ("Tate") and Igene announced a 50:50 joint venture (the "Joint Venture") to produce AstaXin(R) for the aquaculture industry. Production utilized Tate's fermentation capability together with the unique technology developed by Igene. Part of Tate's existing Selby, England citric acid facility was modified to include the production of 1,500 tons per annum of astaxanthin.

    On October 31, 2007, Igene and Tate entered into a Separation Agreement pursuant to which the Joint Venture was terminated. As part of the Separation Agreement, Igene sold to Tate its 50% interest in the Joint Venture and the Joint Venture sold to Igene its intellectual property, inventory and certain assets and lab equipment utilized by the Joint Venture as well as Igene's subsidiary in Chile. The purchase price paid by Tate to Igene for its 50% interest in the Joint Venture was 50% of the Joint Venture's net working capital. The purchase price paid by Igene for the inventory was an amount equal to 50% of the Joint Venture's net working capital, the assumption of various liabilities and the current market price of the inventory, less specified amounts. In addition, Igene agreed to pay to Tate an amount equal to 5% of Igene's gross revenues from the sale of astaxanthin up to a maximum of $5,000,000. Tate agreed for a period of five years not to engage in the astaxanthin business.

    On January 8, 2009, Igene entered into an agreement with Archer-Daniels-Midland Company ("ADM") pursuant to which the Company and ADM formed a joint venture (the "ADM JV") to manufacture and sell astaxanthin and derivative products throughout the world. Each of the Company and ADM has a 50% ownership interest in the ADM JV and has equal representation on the Board of Managers of the ADM JV.

    Principles of Consolidation
    ___________________________

    The  accounts  of  our other wholly-owned  subsidiary,  Igene
    Chile,  are included in the consolidation of these  financial
    statements.    All  significant  intercompany  accounts   and
    transactions have been eliminated in consolidation.

    Cash and cash equivalents
    _________________________

    Igene considers cash equivalents to be short-term, highly liquid investments that have original maturities of less than 90 days. These include interest bearing money market accounts. There were no cash equivalents as of December 31, 2008 or 2007.

                IGENE Biotechnology, Inc. and Subsidiary
               Notes to Consolidated Financial Statements
                 Years ended December 31, 2008 and 2007

    Accounts Receivable
    ___________________

    Accounts  receivable  are  stated at  the  amount  management expects to collect from the outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based upon its assessment of the current collection status of individual accounts. Delinquent amounts that are outstanding after management has conducted reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Management has determined no allowance was necessary as of December 31, 2008 or 2007.

    Research and development costs
    ______________________________

    For  financial reporting purposes, research, development  and
    pilot  plant  scale-up  costs  are  charged  to  expense   as
    incurred,  consistent  with  Financial  Accounting  Standards
    Board ("FASB") Statement No. 2.

    Property and Equipment
    ______________________

    Property and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method. Premises and equipment are depreciated over the useful lives of the assets, which generally range from three to seven years for furniture, fixtures and equipment, three to five years for computer software and hardware. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The cost of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred.

    Estimates
    _________

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Foreign Currency Translation and Transactions
    _____________________________________________

    Since the day-to-day operations of Igene's foreign subsidiary in Chile are dependent on the economic environment of the parent's currency, the financial position and results of operations of Igene's foreign subsidiary are determined using Igene's reporting currency (U.S. dollars) as the functional currency. All exchange gains and losses from remeasurement of monetary assets and liabilities that are not denominated in U.S. dollars are recognized currently in other comprehensive income. All transactional gains and losses are part of income or loss from operations pursuant to SFAS 52.

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

                IGENE Biotechnology, Inc. and Subsidiary
               Notes to Consolidated Financial Statements
                 Years ended December 31, 2008 and 2007

    Accounting for stock-based compensation
    _______________________________________

    Effective January 1, 2006, Igene began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards ("SFAS") 123R, "Share-Based Payment," as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Igene had accounted for stock options according to the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Igene adopted the modified prospective transition method provided for under SFAS 123R, and, consequently, has not retroactively adjusted results from prior periods.

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

    Igene's cash may exceed FDIC protection levels at different points throughout the year; management believes the risk associated with this possible exposure is minimal. Igene was within FDIC protection limits at December 31, 2008.

    Long-Lived Assets
    _________________

    SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable.

    SFAS  142,  "Goodwill and Other Intangible Assets,"  provides that some intangible assets are not subject to periodic amortization, but are evaluated at least annually for impairments. Igene received a valuation of its tangible and intangible assets held December 31, 2007. Igene performed an impairment test on the valuation of these assets at December 31, 2008 and determined no impairment was necessary.

    Inventories
    ___________

    Inventories consist of finished goods, and are stated based on the valuation received at the close of the separation of the Joint Venture and are at the lower of cost or market.
    Inventory is tracked by specific lot number.

                IGENE Biotechnology, Inc. and Subsidiary
               Notes to Consolidated Financial Statements
                 Years ended December 31, 2008 and 2007

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

    Revenue Recognition
    ___________________

    Igene's revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin (SAB) 104, "Revenue Recognition in Financial Statements," for
    determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, the Company recognizes revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the seller's price is fixed or determinable, and (4) collectability is reasonably assured.

    Intangible Assets
    _________________

    Intangible assets with estimable useful lives are amortized over respective estimated useful lives, and reviewed for impairment in accordance with SFAS 142, "Goodwill and Other Intangible Assets." Igene has recorded values for customer contracts, intellectual property and a non-compete contract received as part of the separation from Tate & Lyle. These values are based on the independent valuation received at the close of the venture. As this valuation was received after December 31, 2007, and deemed to be accurate as of that date, no amortization was taken for 2007, and has been taken in 2008.

    Customer contracts are for a term of one year and the value was amortized over 2008. The non- compete contract is for a term of five years and will be amortized over the life of the contract. The original value of the contract was
    $153,977   at  December  31,  2007,  of  which  $30,796   was
    amortized during 2008. Intellectual property will be tested annually for impairment, and any impaired value shall be written-off. The intellectual property represents the technology used in the production of astaxanthin as this asset is currently creating revenue in excess of its value. Management has determined its life is currently indefinite. At December 31, 2008 the value was recorded at $149,670. It was determined based on future revenue expectations that this was not impaired.

    New accounting pronouncements
    _____________________________

    In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements.

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

                IGENE Biotechnology, Inc. and Subsidiary
               Notes to Consolidated Financial Statements
                 Years ended December 31, 2008 and 2007

    SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its financial position, results of operations and cash flows.

    In June 2006, the FASB issued Financial Accounting Standards Board Interpretation ("FIN") 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." FIN 48 provides a comprehensive model for the recognition, measurement and disclosure in the financial statements of uncertain tax positions taken or expected to be taken on a tax return. The Company adopted FIN 48 effective beginning on January 1, 2007. The Company is currently evaluating the impact this interpretation may have on its future financial position, results of operations, earnings per share, or cash flows.

    Management  does  not  believe  the  effects  of  the   above
    described  recent  pronouncements  or  others  will  have   a
    significant impact on our financial statements.

(2) Non-cash investing and financing activities
    ___________________________________________

    During November of 2008, Igene commenced the process of offering to exchange common stock to holders of Igene notes, debentures and warrants. The exchanges that occurred resulted in recording of additional paid in capital, pursuant to APB 26 for related party debt forgiveness, on the termination of the debt in the amount of $8,649,796. The details are as follows:

    Pursuant to the terms of an Indenture dated as of March 31, 1998, as amended (the "Indenture") between Igene and American Stock Transfer & Trust Company, as Trustee (the "Trustee"), Igene issued and sold $5,000,000 of its 8% notes (the "8% Notes"). Concurrently with the issuance of the 8% Notes, Igene issued, pursuant to a Warrant Agreement by and between Igene and American Stock Transfer & Trust Company (the "Warrant Agent") dated as of March 31, 1998, as amended (the "Warrant Agreement"), 50,000,000 warrants to purchase shares of Igene common stock for $.10 per share expiring March 31, 2008. The warrant purchase price under the Warrant Agreement was reduced to $.075 per share, and the maturity date of the 8% Notes was extended to March 31, 2006, by an amendment dated March 18, 2003, and approved by the requisite number of holders of the securities.

    On March 28, 2006, Igene and American Stock Transfer & Trust Company, in its capacity as Trustee and Warrant Agent, entered into a Second Amendment to Indenture, Securities, Warrant Agreement and Warrant Certificates that extended the maturity date of the 8% Notes to March 31, 2009, and reduced the warrant price under the Warrant Agreement from $.075 to $.056 per share.

    On October 23, 2008, Igene and American Stock Transfer & Trust Company, in its capacity as Trustee and Warrant Agent, entered into a Third Amendment to Indenture, Securities, Warrant Agreement and Warrant Certificates that extended the maturity date of the 8% Notes to March 31, 2019. The warrants under the Warrant Agreement expired as of March 31, 2008.

    On December 3, 2008, Igene completed an offering to exchange 145,600 of our shares of common stock, par value $.01 per share, for each $1,000 principal amount of the 8% Notes outstanding and accrued interest thereon. As of that date, $4,759,767 of 8% notes principal were outstanding, with $4,064,450 accrued interest thereon. Of these notes, $4,436,515 of notes principal with $3,788,419 of interest were exchanged for 645,956,606 shares of Igene common stock at a price of $.005 per share. As a result, additional pain in capital was recorded for the gain of $4,995,151 on the retirement, pursuant to APB 26 for related party debt forgiveness.

                IGENE Biotechnology, Inc. and Subsidiary
               Notes to Consolidated Financial Statements
                 Years ended December 31, 2008 and 2007

    On   November  28,  2008,  Igene  commenced  an  offering  to
    exchange shares of its common stock to holders of its privately held debt and associated warrants. Much of this indebtedness was held by current and past directors and consisted of the following:

    The funds to settle the ProBio litigation were provided by Igene's directors. On February 15, 2007, Igene issued and sold $762,000 in aggregate principal amount of 5% convertible debentures, 50% each to two directors of Igene. These debentures were convertible into shares of Igene's common stock at $.02 per share. At the time of the exchange the accrued interest on this debt was $67,641. All debt and interest under the 5% convertible debentures were exchanged for 66,371,244 shares of common stock.

    Igene issued $3,814,212 of 8% convertible debentures between March 2001 and July 2002. The debt had accrued $2,204,106 of interest at the time of the exchange. Also, 66,427,650 warrants were issued in connection with the 8% convertible debentures. All of the debt and interest, as well as all of the warrants, were exchanged for 528,578,590 shares of Igene common stock. The original issuances that comprised this liability are as follows:

    On July 17, 2002, Igene issued and sold $300,000 in aggregate principal amount of 8% convertible debentures, 50% each to two directors of Igene. These debentures were convertible into shares of Igene's common stock at $.03 per share based on the market price of Igene's shares at the time the debentures were agreed to. In consideration of the commitment to purchase the 8% convertible debenture, these directors also received an aggregate of 10,000,000 warrants to purchase common stock at $.03 per share.

    On February 22, 2002, Igene issued and sold $1,000,000 in aggregate principal amount of 8% convertible debentures, 50% each to two directors of Igene. These debentures were convertible into shares of Igene's common stock at $.04 per share based on the market price of Igene's shares at the time the debentures were agreed to. In consideration of the commitment to purchase the 8% convertible debenture, these directors also received an aggregate of 25,000,000 warrants to purchase common stock at $.04 per share.

    In March 2001, Igene issued $1,014,211 of 8%, 10-year, convertible debentures to certain directors of Igene in exchange for the cancellation of $800,000 of demand notes payable (including accrued interest of $14,212) and $200,000 in cash. $600,000 of these demand notes were issued during 2000 and $200,000 were issued subsequently. These debentures were convertible into 10,142,110 shares of Igene's common stock at $.08 per share. These directors also received 10,142,110 warrants to purchase common stock at $.08 per share.

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

    Convertible debentures were summarized as follows:


                                                                             Accrued
                                                           Principal         Interest
                                                           ____________      ____________
     8%, 10-year, convertible debenture issued 7/17/02     $    300,000      $    152,745
     8%, 10-year, convertible debenture issued 2/22/02        1,000,000           538,301
     8%, 10-year, convertible debenture issued 3/1/01         1,014,212           567,262
     8%, 10-year, convertible debenture issued 3/27/01        1,500,000           945,798
     5%, 10-year, convertible debenture issued 2/15/07          762,000            67,641
                                                           ____________      ____________
                                                           $  4,576,212      $  2,271,747

                               -38-


                IGENE Biotechnology, Inc. and Subsidiary
               Notes to Consolidated Financial Statements
                 Years ended December 31, 2008 and 2007

    Beginning November 16, 1995, and continuing through May 8, 1997, Igene issued promissory notes to certain directors for aggregate consideration of $1,082,500. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of Igene at prices ranging from $.05 per share to $.135 per share, based on the market price of common shares at the respective issue dates. The notes were convertible in total into 13,174,478 shares of common stock. As a result of the extensions they are now convertible into 23,421,273 shares of common stock. At the time of the exchange the debt had accrued interest in the amount of $832,485. Of the amount outstanding holders of $1,041,878 of debt with $801,269 of accrued interest agreed to exchange their holdings for 147,451,719 shares of Igene common stock. As part of this debt Igene had 60,541,666 warrants outstanding to purchase Igene common stock. 60,301,666 of these warrants were additionally settled in exchange for 19,808,610 shares of Igene common stock.

    In total, 762,210,163 shares of Igene common stock were issued in exchange for $5,618,090 of notes and debentures, $3,073,015 of related interest, and 126,729,316 related warrants.

    During 2008 and 2007, Igene recorded dividends in arrears on its 8% Redeemable Preferred Stock, Series A at $.64 per share aggregating $7,126 on such preferred stock, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock. (see also note 9).

(3) Concentration of Credit Risk
    ____________________________

    Igene   is   potentially  subject  to  the   effects   of   a
    concentration of credit risk in accounts receivable. Accounts receivable is substantially composed of receivables from two customers, with one of the customers maintaining 58% of the December 31, 2008 receivables balance and a second customer maintaining 39% of the December 31, 2008, receivables balance. Because of the volume of business transacted with these two customers by Igene, Igene's ability to collect its receivables from these customers could adversely affect its business. In order to minimize risk, Igene strictly evaluates the companies to which it extends credit and all prices are denominated in U.S. dollars so as to minimize currency fluctuation risk. Losses due to credit risks in accounts receivable are expected to be immaterial.

(4) Property and Equipment
    ______________________

    Property and equipment are stated at cost and are summarized as follows:

                                                   2008            2007
                                            ____________    ____________
    Laboratory  equipment and fixtures      $   184,744     $   130,964
    Idle equipment                              793,921         706,667
    Pilot plant equipment and fixtures          169,170          91,503
    Office furniture and fixtures                44,920          36,990
                                            ____________    ____________
                                              1,192,755         966,124
    Less accumulated depreciation              (360,917)       (252,631)
                                            ____________    ____________
                                            $   831,838     $   713,493
                                            ============    ============

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

                IGENE Biotechnology, Inc. and Subsidiary
               Notes to Consolidated Financial Statements
                 Years ended December 31, 2008 and 2007

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

    Upon the termination of the Joint Venture it was determined that the transaction should be recorded as the purchase of a business. Based on that determination, a valuation expert was hired to determine the fair value of the assets received and the liabilities assumed. As the fair value received exceeded the liabilities assumed the fair value of the assets received were reduced to equal the liabilities assumed. The table below shows the original determined fair value, the reduction, and the subsequent values recorded.

                IGENE Biotechnology, Inc. and Subsidiary
               Notes to Consolidated Financial Statements
                 Years ended December 31, 2008 and 2007

                                                                    Assets
                                               Fair Value           Subject             Allocate Excess Fair Value Over Cost
                                       ___________________________  to pro-rata     _____________________________________________
                                          Credit          Debit     Reduction       Adjustment         Credit          Debit
                                       ___________________________  _____________   _____________   _____________   _____________
Tangible Assets Acquired

 Current Assets
   Inventory                             9,873,934                                                     9,873,934

 Non-Current Assets
   Downstream Assets and Lab Equipment   4,000,000                     4,000,000      (3,569,294)        430,706
   Deferred Tax Assets                           -                                                             -
   Chilean Subsidiary                        8,182                         8,182          (7,301)            881
                                       ____________                                                 _____________
   Total Assets                         13,882,116                                                    10,305,521

Assumed Liabilities
  Rebate Liabilities                                     857,550                                                        857,550
  A/P                                                    890,000                                                        890,000
  Royalty of 5% up to $5M (contingent)                 5,000,000                                                      5,000,000
  Removal of downstream assets                           500,000                                                        500,000
  Collection Obligation                                   51,069                                                         51,069
                                                     ____________                                                   ____________
  Total Liabilities                                    7,298,619                                                      7,298,619

Net Tangible Assets/Liabilities          6,583,497                                                     3,006,902

Intangible Assets Acquired
  5 year non-compete                     1,430,000                     1,430,000     (1,276,023)         153,977
  Customers contracts                    2,170,000                     2,170,000     (1,936,342)         233,658
  Intellectual Property                  1,390,000                     1,390,000     (1,240,330)         149,670
                                       ____________                                                 _____________
  Total Intangible Assets Acquired       4,990,000                                                       537,306

Total Net Assets Acquired               11,573,497                     8,998,183     (8,029,289)       3,544,208
                                       ============                                                 =============
Consideration Paid
  Deferred Payment
  T&L Calculated Deferred Payment        1,564,207
  Downstream Assets and Lab Equipment    1,000,000
    Net Deferred Payment                 2,564,207
  Cash Payment                                   1
  Forgive Receivable from JV               980,000
  Fair value Igene shares in JV                  -

Total Consideration Paid                 3,544,208                                                     3,544,208
                                       ============                                                 =============
Extraordinary Gain                               -                                                             -
Goodwill/(Negative Goodwill)            (8,029,289)                                                            -
                                       ============                                                 =============

                IGENE Biotechnology, Inc. and Subsidiary
               Notes to Consolidated Financial Statements
                 Years ended December 31, 2008 and 2007

    As a result of the Joint Venture, the production, sales and marketing of astaxanthin through October 2007 took place through the unconsolidated Joint Venture. From inception on March 18, 2003 through the Joint Venture's final reporting on September 30, 2007, Igene's portion of the Joint Venture's net loss was $21,826,251. The loss was a result of a 50% interest in the following, aggregating $43,652,502:
    (i)  gross  profit from inception was a negative  $21,304,462 on sales of $38,380,752, less manufacturing cost of $59,685,214, (ii) selling and general and administrative expenses were $16,542,813, and (iii) interest expense was $5,805,227.

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

    The following unaudited condensed statement displays the activity of the Joint Venture for the period of initial investment at March 19, 2003 in the Joint Venture through September 30, 2007. As shown, 50% of the activity, limited to Igene's investment, is recorded as part of Igene's Financial Statements as loss from investment in the Joint
    Venture:


                                                                   September 30,
                                                                           2007
                                                                 _______________
                                                                   (unaudited)
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
                                                                 ===============

        LIABILITIES AND EQUITY
        CURRENT LIABILITIES
          Accounts payable and accrued expenses
          (majority of which is due to one joint venturer)       $   48,419,000
          Working capital loan                                        7,628,000
                                                                 _______________
            TOTAL LIABILITIES                                        56,047,000
          Equity                                                      8,660,000
            TOTAL LIABILITIES AND EQUITY                         $   64,707,000
                                                                 ===============

                                                      Period from March 19, 2003
                                                         (initial investment) to
                                                              September 30, 2007
                                                              __________________

          Net Sales                                              $   38,380,752
          Less: manufacturing cost                                  (59,685,214)
                                                                 _______________
          Gross Profit (Loss)                                       (21,304,462)
          Less: selling, general and administrative                 (16,542,813)
                                                                 _______________
          Operating Loss                                            (37,847,275)
          Interest Expense                                           (5,805,227)
                                                                 _______________
          Net Loss                                               $  (43,652,502)
                                                                 ===============
          Igene's 50% equity interest in the net loss            $  (21,826,251)
          Igene's Investment in and Advances to the Joint Venture    (1,330,757)
                                                                 _______________
          Igene's suspended loss at September 30, 2007           $  (20,495,494)
                                                                 ===============


(6) Convertible Debentures
    ______________________

    On November 28, 2008, Igene commenced an offering to exchange shares of its common stock for its privately held debt and warrants. Igene's much of this liability was held by current and past directors and consisted of the following:

    The funds to settle the ProBio litigation were provided by Igene's directors. On February 15, 2007, Igene issued and sold $762,000 in aggregate principal amount of 5% convertible debentures, 50% each to two directors of Igene. These debentures were convertible into shares of Igene's common stock at $.02 per share. At the time of the exchange, the accrued interest on this debt was $67,641.
    All debt and interest under the 5% convertible debentures were exchanged for 66,371,244 shares of common stock.

    Igene issued $3,814,212 of 8% convertible debentures between March 2001 and July 2002. The debt had accrued $2,204,106 of interest at the time of the exchange. Also, 66,427,650 warrants were issued in connection with the 8% convertible debentures. All of the debt and interest, as well as all of the warrants, under the 8% convertible debentures were exchanged for 528,578,590 shares of Igene common stock. The original issuances that comprised this liability are as follows:

    On July 17, 2002, Igene issued and sold $300,000 in aggregate principal amount of 8% convertible debentures, 50% each to two directors of Igene. These debentures were convertible into shares of Igene's common stock at $.03 per share based on the market price of Igene's shares at the time the debentures were agreed to. In consideration of the commitment to purchase the 8% convertible debenture, these directors also received an aggregate of 10,000,000 warrants to purchase common stock at $.03 per share.

                IGENE Biotechnology, Inc. and Subsidiary
               Notes to Consolidated Financial Statements
                 Years ended December 31, 2008 and 2007


    On February 22, 2002, Igene issued and sold $1,000,000 in aggregate principal amount of 8% convertible debentures, 50% each to two directors of Igene. These debentures were convertible into shares of Igene's common stock at $.04 per share based on the market price of Igene's shares at the time the debentures were agreed to. In consideration of the commitment to purchase the 8% convertible debenture, these directors also received an aggregate of 25,000,000 warrants to purchase common stock at $.04 per share.

    In March 2001, Igene issued $1,014,211 of 8%, 10-year, convertible debentures to certain directors of Igene in exchange for the cancellation of $800,000 of demand notes payable (including accrued interest of $14,212) and $200,000 in cash. $600,000 of these demand notes were issued during 2000 and $200,000 were issued subsequently. These debentures were convertible into 10,142,110 shares of Igene's common stock at $.08 per share. These directors also received 10,142,110 warrants to purchase common stock at $.08 per share.

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

     Convertible debentures were summarized as follows:


                                                                             Accrued
                                                           Principal         Interest
                                                           ____________      ____________
     8%, 10-year, convertible debenture issued 7/17/02     $    300,000      $    152,745
     8%, 10-year, convertible debenture issued 2/22/02        1,000,000           538,301
     8%, 10-year, convertible debenture issued 3/1/01         1,014,212           567,262
     8%, 10-year, convertible debenture issued 3/27/01        1,500,000           945,798
     5%, 10-year, convertible debenture issued 2/15/07          762,000            67,641
                                                           ____________      ____________
                                                           $  4,576,212      $  2,271,747



    Beginning November 16, 1995, and continuing through May 8, 1997, Igene issued promissory notes to certain directors for aggregate consideration of $1,082,500. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of Igene at prices ranging from $.05 per share to $.135 per share, based on the market price of common shares at the respective issue dates. The notes were convertible in total into 13,174,478 shares of common stock. As a result of the extensions they are now convertible into 23,421,273 shares of common stock. At the time of the exchange, the debt had accrued interest in the amount of $832,485. Of the amount outstanding, holders of $1,041,878 of debt with $801,269 of accrued interest agreed to exchange their holdings for 147,451,719 shares of Igene common stock. As part of this debt, Igene had 60,541,666 warrants outstanding to purchase Igene common stock. 60,301,666 of these warrants were additionally settled in exchange for 19,808,610 shares of Igene common stock.

    In total, 762,210,163 shares of Igene common stock were issued in exchange for $5,618,090 of notes and debentures, $3,073,015 of related interest, and 126,729,316 related warrants.

(7) Notes Payable
    _____________

    Pursuant to the terms of an Indenture dated as of March 31, 1998, as amended (the "Indenture") between Igene and American Stock Transfer & Trust Company, as Trustee (the "Trustee"), Igene issued and sold $5,000,000 of its 8% notes (the "8% Notes"). Concurrently with the issuance of the 8% Notes, Igene issued, pursuant to a Warrant Agreement by and between Igene and American Stock Transfer & Trust Company (the "Warrant Agent") dated as of March 31, 1998, as amended (the "Warrant Agreement"), 50,000,000 warrants to purchase shares of Igene common stock for $.10 per share expiring March 31, 2008. The warrant purchase price under the

                IGENE Biotechnology, Inc. and Subsidiary
               Notes to Consolidated Financial Statements
                 Years ended December 31, 2008 and 2007

    Warrant Agreement was reduced to $.075 per share, and the maturity date of the 8% Notes was extended to March 31, 2006, by an amendment dated March 18, 2003, and approved by the requisite number of holders of the securities.

    On March 28, 2006, Igene and American Stock Transfer & Trust Company, in its capacity as Trustee and Warrant Agent, entered into a Second Amendment to Indenture, Securities, Warrant Agreement and Warrant Certificates that extended the maturity date of the 8% Notes to March 31, 2009, and reduced the warrant price under the Warrant Agreement from $.075 to $.056 per share.

    On October 23, 2008, Igene and American Stock Transfer & Trust Company, in its capacity as Trustee and Warrant Agent, entered into a Third Amendment to Indenture, Securities, Warrant Agreement and Warrant Certificates that extended the maturity date of the 8% Notes to March 31, 2019. The warrants under the Warrant Agreement expired as of March 31, 2008.

    On December 3, 2008, Igene completed an offering to exchange 145,600 of our shares of common stock, par value $.01 per share, for each $1,000 principal amount of the 8% Notes outstanding and accrued interest thereon. As of that date, $4,759,767 of 8% notes principal were outstanding, with $4,064,450 accrued interest thereon. Of these notes, $4,436,515 of notes principal with $3,788,419 of interest were exchanged for 645,956,606 shares of Igene common stock at a price of $.005 per share. As a result, additional paid in capital was recorded to recognize the gain of $4,995,151 on the retirement, pursuant to APB 26 for related party debt forgiveness.

     Notes payable are summarized as follows as of December 31, 2008:

                                                                                   Accrued
                                                                  Principal       Interest
                                                                  _____________   _____________

        Long-term unsecured notes payable, bearing interest
            at prime, scheduled to mature
            March 31, 2003, extended to March 31,
            2019, convertible into common stock                   $     40,622    $     31,432
        Long-term unsecured notes payable, bearing interest
            at 8%, scheduled to mature March 31, 2003,
            extended to March 31, 2019                                 323,252         275,815
                                                                  _____________   _____________
        Less unamortized debt discount                                 (10,276)
                                                                  _____________   _____________
                                                                  $    353,598    $    307,247
                                                                  =============   =============



    Combined aggregate amounts of maturities for all notes payable are in 2019.


     Notes Payable was summarized as follows as of December 31, 2007:

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
                                                                  =============   =============

                IGENE Biotechnology, Inc. and Subsidiary
               Notes to Consolidated Financial Statements
                 Years ended December 31, 2008 and 2007


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

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock.
     Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of December 31, 2008, total dividends in arrears on Igene's preferred stock equal $144,305 (or $12.96 per share) on Igene's Series A and are included in the carrying value of the redeemable preferred stock. The redemption amount of shares is $8.00 per share plus the accrued dividends. For the 11,134 shares outstanding this equated to a value of $233,377 and $226,243 for the years ended December 31, 2008 and 2007, respectively.

(9)  Stockholders' Equity
     ____________________

     Options
     _______

     In June of 2001, the stockholders approved the 2001 Stock Option Plan (the "2001 Plan"), which succeeds the 1997 Stock Option Plan (the "1997 Plan"), which succeeded Igene's 1986 Stock Option Plan (the "1986 Plan"), as amended. All outstanding, unexercised options granted under the 1997 Plan and the 1986 Plan have expired. The number of shares authorized for issuance under the 2001 Plan was 55,000,000, and amended at the November 2008 stockholders' meeting to 300,000,000.

                IGENE Biotechnology, Inc. and Subsidiary
               Notes to Consolidated Financial Statements
                 Years ended December 31, 2008 and 2007


     The   following  is  a  summary  of  options   granted   and
     outstanding under the plan as of December 31, 2008 and 2007:


                                          2008                         2007
                              ___________________________   ___________________________
                                                Weighted                      Weighted
                                                 Average                       Average
                                                Exercise                      Exercise
                                   Number          Price         Number          Price
                              ____________   ____________   ____________   ____________
    Options outstanding
    and exercisable,
    beginning of year          44,845,000     $     .059     44,845,000    $      .059
    Options granted                   ---            ---            ---            ---

    Options exercised                 ---            ---            ---            ---
    Options forfeited,
    or withdrawn with
    consent of holders                ---            ---            ---            ---
    Options expired             4,240,000     $     .100            ---            ---
                              ____________   ____________   ____________   ____________
    Options outstanding
    and exercisable,
    end of year                40,605,000     $     .059     44,845,000    $      .059
                              ============   ============   ============   ============


                                Options Outstanding

                                                          Weighted Average
            Exercise Price           Shares         Remaining Life (Years)
            ______________        ____________      ______________________
                   $.025           16,333,000                  3.6
                   $.027            1,500,000                  6.9
                   $.050            1,500,000                  0.8
                   $.050            3,837,500                  1.0
                   $.050            2,500,000                  2.9
                   $.065               45,000                  2.0
                   $.080            5,500,000                  2.8
                   $.100            9,389,500                  5.5
                                  ____________

                   $.059           40,605,000
                                  ============


     Warrants
     ________

     The following table summarizes warrants issued, outstanding and exercisable:


                                       As of December 31,
                                  _____________________________
                                         2008             2007
                                  ____________     ____________
     Issued                        11,000,000      205,261,073
     Outstanding                   11,000,000      205,261,073
     Exercisable                   11,000,000      205,261,073


                IGENE Biotechnology, Inc. and Subsidiary
               Notes to Consolidated Financial Statements
                 Years ended December 31, 2008 and 2007

     Common Stock
     ____________

     At December 31, 2008, 11,000,000 shares of authorized but unissued common stock were reserved for issuance upon exercise of outstanding warrants, 40,605,000 shares of authorized but unissued common stock were reserved for exercise pursuant to outstanding equity awards under the 2001 Stock Option Plan, 22,268 shares of authorized but unissued common stock were reserved for issuance upon conversion of Igene's outstanding preferred stock, and 656,428 shares of authorized but unissued stock were reserved for issuance upon conversion of outstanding convertible notes.

     During November of 2008, Igene commenced offerings to exchange common stock to holders of Igene notes, debentures and warrants. The exchanges that occurred resulted in a gain on the termination of the debt in the amount of $8,399,925. The details are as follows:

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

     On March 28, 2006, Igene and American Stock Transfer & Trust Company, in its capacity as Trustee and Warrant Agent, entered into a Second Amendment to Indenture, Securities, Warrant Agreement and Warrant Certificates that extended the maturity date of the 8% Notes to March 31, 2009, and reduced the warrant price under the Warrant Agreement from $.075 to $.056 per share.

     On October 23, 2008, Igene and American Stock Transfer & Trust Company, in its capacity as Trustee and Warrant Agent, entered into a Third Amendment to Indenture, Securities, Warrant Agreement and Warrant Certificates that extended the maturity date of the 8% Notes to March 31, 2019. The warrants under the Warrant Agreement expired as of March 31, 2008.

     On December 3, 2008, Igene completed an offering to exchange 145,600 of our shares of common stock, par value $.01 per share, for each $1,000 principal amount of the 8% Notes outstanding and accrued interest thereon. As of that date, $4,759,767 of 8% notes principal were outstanding, with
     $4,064,450 accrued interest thereon. Of these notes, $4,436,515 of notes principal with $3,788,419 of interest were exchanged for 645,956,606 shares of Igene common stock at a price of $.005 per share. As a result, additional paid in capital was recorded to recognize the gain of $4,995,151 on the retirement, pursuant to APB 26 for related party debt forgiveness.

     On  November  28,  2008,  Igene  commenced  an  offering  to exchange shares of Igene common stock to holders of  Igene's
     privately  held  debt and the associated warrants.   Igene's
     liabilities consisted of the following:

     The funds to settle the ProBio litigation were provided by Igene's directors. On February 15, 2007, Igene issued and sold $762,000 in aggregate principal amount of 5% convertible debentures, 50% each to two directors of Igene. These debentures were convertible into shares of Igene's common stock at $.02 per share. At the time of the exchange the accrued interest on this debt was $67,641. All debt and interest under the 5% convertible debentures were exchanged for 66,371,244 shares of common stock.

                IGENE Biotechnology, Inc. and Subsidiary
               Notes to Consolidated Financial Statements
                 Years ended December 31, 2008 and 2007


     Igene issued $3,814,212 of 8% convertible debentures between March 2001 and July 2002. The debt had accrued $2,204,106 of interest at the time of the exchange. Also, 66,427,650 warrants were issued in connection with the 8% convertible debentures. All of the debt and interest, as well as all of the warrants, were exchanged for 528,578,590 shares of Igene common stock. The original issuances that comprised this liability are as follows:

     On July 17, 2002, Igene issued and sold $300,000 in aggregate principal amount of 8% convertible debentures, 50% each to two directors of Igene. These debentures were convertible into shares of Igene's common stock at $.03 per share based on the market price of Igene's shares at the time the debentures were agreed to. In consideration of the commitment to purchase the 8% convertible debenture, these directors also received an aggregate of 10,000,000 warrants to purchase common stock at $.03 per share.

     On February 22, 2002, Igene issued and sold $1,000,000 in aggregate principal amount of 8% convertible debentures, 50% each to two directors of Igene. These debentures were convertible into shares of Igene's common stock at $.04 per share based on the market price of Igene's shares at the time the debentures were agreed to. In consideration of the commitment to purchase the 8% convertible debenture, these directors also received an aggregate of 25,000,000 warrants to purchase common stock at $.04 per share.

     In March 2001, Igene issued $1,014,211 of 8%, 10-year, convertible debentures to certain directors of Igene in exchange for the cancellation of $800,000 of demand notes payable (including accrued interest of $14,212) and $200,000 in cash. $600,000 of these demand notes were issued during 2000 and $200,000 were issued subsequently. These debentures were convertible into 10,142,110 shares of Igene's common stock at $.08 per share. These directors also received 10,142,110 warrants to purchase common stock at $.08 per share.

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

     Convertible debentures were summarized as follows:


                                                                             Accrued
                                                           Principal         Interest
                                                           ____________      ____________
     8%, 10-year, convertible debenture issued 7/17/02     $    300,000      $    152,745
     8%, 10-year, convertible debenture issued 2/22/02        1,000,000           538,301
     8%, 10-year, convertible debenture issued 3/1/01         1,014,212           567,262
     8%, 10-year, convertible debenture issued 3/27/01        1,500,000           945,798
     5%, 10-year, convertible debenture issued 2/15/07          762,000            67,641
                                                           ____________      ____________
                                                           $  4,576,212      $  2,271,747



     Beginning November 16, 1995, and continuing through May 8, 1997, Igene issued promissory notes to certain directors for aggregate consideration of $1,082,500. These notes specify that at any time prior to repayment the holder has the right to convert the notes to common stock of Igene at prices ranging from $.05 per share to $.135 per share, based on the market price of common shares at the respective issue dates. The notes were convertible in total into 13,174,478 shares of common stock. As a result of the extensions they are now convertible into 23,421,273 shares of common stock. At the time of the exchange the debt had accrued interest in the amount of $832,485. Of the amount outstanding holders of $1,041,878 of debt with $801,269 of accrued interest agreed to exchange their holdings for 147,451,719 shares of Igene common stock. As part of this debt Igene had 60,541,666 warrants outstanding to purchase Igene common stock. 60,301,666 of these warrants were additionally settled in exchange for 19,808,610 shares of Igene common stock.

               IGENE Biotechnology, Inc. and Subsidiary
               Notes to Consolidated Financial Statements
                 Years ended December 31, 2008 and 2007

     In total, 762,210,163 shares of Igene common stock were issued in exchange for $5,618,090 of notes and debentures, $3,073,015 of related interest, and 126,729,316 related warrants. Igene recorded additional paid in capital, pursuant to APB 26 for related party debt forgiveness, to recognize the gain on termination of this private debt in the amount of $3,832,921. This gain plus the gain on the public notes of $4,567,004 resulted in the $8,399,925.

     On October 15, 2007, Mr. Monahan, Igene's Vice President, Secretary and Director of Manufacturing, was issued 1,000,000 shares of Igene's common stock, valued at $21,000, in connection with his employment with, and services to, Igene. The shares of common stock were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act, as Mr. Monahan is an executive officer of the Company.

     Preferred Stock
     _______________

     As of December 31, 2008, total dividends in arrears on Igene's preferred stock equaled $144,297 (or $12.96 per share) on Igene's Series A and are included in the carrying value of the redeemable preferred stock.

(10) Net Loss Per Common Share
     _________________________

     Basic net loss per common share for 2008 and 2007 is based on 187,037,119 and 109,679,538 weighted average shares, respectively. For purposes of computing net loss per common share, the amount of net loss has been increased by dividends declared and cumulative undeclared dividends in arrears on preferred stock.

     Common stock equivalents, including: options, warrants, convertible debt, convertible preferred stock, and exercisable rights have not been included in the computation of earnings per share in 2008 or 2007 because to do so would have been anti-dilutive. Potentially dilutive shares totaled 52,283,696 and 378,077,265 as of December 31, 2008 and 2007, respectively.

(11) Commitments
     ___________

     Igene is obligated for office and laboratory facilities and other rentals under operating lease agreements, which expire in 2011. The base annual rentals are approximately $103,000, increasing to $106,000 by the end of the lease term, plus the Company's share of taxes, insurance and other costs. Annual rent expense relating to the leases for the years ended December 31, 2008 and 2007 approximated $124,470 and $118,850, respectively. As per SFAS 13, rent expenses will be recorded on a straight line basis.

     Future minimum rental payments, in the aggregate and for each of the next three years are as follows:

                   Year          Amount
                  ______        ________

                   2009          103,000
                   2010          106,000
                   2011            9,000
                                ________
                  Total         $218,000
                                ========

(12) Income Taxes
     ____________

     No income tax benefit or deferred tax asset is reflected in the financial statements for 2007 and 2008. Deferred tax assets are recognized for future deductible temporary difference and tax loss carry forwards if their realization is "more likely than not."

     At  December  31,  2008,  Igene has federal  and  state  net
     operating loss carry-forwards of approximately   $23,990,000
     that expire at various dates from 2009 through 2028.

               IGENE Biotechnology, Inc. and Subsidiary
               Notes to Consolidated Financial Statements
                 Years ended December 31, 2008 and 2007


     The sources of the deferred tax asset are approximately as follows:

     Net operating loss carry-forward benefit    $  9,356,000
     Valuation allowance                           (9,356,000)
                                                 _____________
     Deferred tax asset, net                     $        ---
                                                 =============

(13) Going Concern
     _____________

     Igene has incurred net losses in each year of its existence, aggregating approximately $52,730,000 from inception to December 31, 2008 and its liabilities exceeded its assets by approximately $2,678,000 at that date. These factors indicate that Igene will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

     As of October 31, 2007, Igene terminated its relationship in the Joint Venture with Tate & Lyle. Igene maintains the saleable inventory after the termination of the relationship and will sell the existing inventory in order to maintain its relationship with customers and use these funds to cover expenses.

     On January 8, 2009, Igene entered into an agreement with Archer-Daniels-Midland Company ("ADM") pursuant to which the Company and ADM formed a joint venture (the "ADM JV") to manufacture and sell astaxanthin and derivative products throughout the world. Each of the Company and ADM has a 50% ownership interest in the ADM JV and has equal representation on the Board of Managers of the ADM JV. Igene hopes this will provide profitable operations.

(14) Nature of Risks and Concentrations
     __________________________________

     Revenue during 2008 and 2007 were derived from sales of the product AstaXin(R). The majority of the 2008 and 2007 sales were to fish producers in the aquaculture industry.

     The preceding concentrations subject Igene to certain risks. For example, it is considered at least reasonably possible that any particular customer, distributor, product line, or provider of services or facilities could be lost in the near term.

(15) Retirement Plan
     _______________

     Effective February 1, 2004, Igene discontinued use of its Simple Retirement Plan and began use of a 401K savings/retirement plan, or 401(k) Plan. The 401(k) Plan permits our eligible employees to defer annual compensation, subject to limitations imposed by the Internal Revenue Code. All employees that have been employed for six months are eligible for the plan. The plan permits elective contributions by the Company's eligible employees based under the Internal Revenue Code, which are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. Effective January 1, 2004, Igene made an elective contribution, subject to limitations, of 4% of each eligible employee's compensation for each year. For 2008, the percentage was increased to 5%. Igene's contributions to the plan for 2008 and 2007 were $42,657 and $28,392,
     respectively,  which  is  expensed  in  the   statement   of
     operations.

(16) Subsequent events
     _________________

     On January 8, 2009, Igene entered into an agreement with Archer-Daniels-Midland Company ("ADM") pursuant to which the Company and ADM formed a joint venture (the "ADM JV") to manufacture and sell astaxanthin and derivative products throughout the world. Each of the Company and ADM has a 50% ownership interest in the ADM JV and has equal representation on the Board of Managers of the ADM JV. Igene hopes this will provide profitable operations.

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

                       Date March 31, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Title                              Date


/s/ STEPHEN F. HIU         Director, President, Chief         March 31, 2009
________________________   Technical  Officer (principal
    STEPHEN F. HIU         executive officer)

/s/ EDWARD J. WEISBERGER   Chief Financial Officer            March 31, 2009
________________________   (principal financial and
    EDWARD J. WEISBERGER   accounting officer)

/s/ THOMAS L. KEMPNER      Vice Chairman of Board             March 31, 2009
________________________   of Directors
    THOMAS L. KEMPNER

/s/ MICHAEL G. KIMELMAN    Chairman of the Board              March 31, 2009
________________________   of Directors
    MICHAEL G. KIMELMAN

/s/ SIDNEY R. KNAFEL       Director                           March 31, 2009
________________________
    SIDNEY R. KNAFEL

/s/ PATRICK F. MONAHAN     Director, Vice President           March 31, 2009
________________________   Secretary and
    PATRICK F. MONAHAN     Director of Manufacturing

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

4.3 First Amendment to Indenture, Securities, Warrant Agreement and Warrant Certificates by and between Registrant and American Stock Transfer and Trust Company dated as of March 18, 2003, constituting
        Exhibit 10.11 to the Quarterly Report on Form 10-QSB filed with the SEC on May 14, 2003, is hereby incorporated by reference.

4.4 Second Amendment to Indenture, Securities, Warrant Agreement and Warrant Certificates by and between Registrant and American Stock Transfer and Trust Company dated as of March 28, 2006, constituting
        Exhibit  4.5  to  the Annual Report on  Form  10-KSB
        filed with the SEC on April 13, 2006, is hereby incorporated by reference.

4.5     Third  Amendment  to Indenture, Securities,  Warrant
        Agreement and Warrant Certificates by and between Registrant and American Stock Transfer and Trust
        Company dated as of October 23, 2008.*

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

10.7 Limited Liability Company Agreement dated as of January 8, 2009 between Archer-Daniels-Midland Company and the Registrant, constituting Exhibit
        10.1 to the Current Report on Form 8-K filed with the SEC on January 21, 2009, is hereby incorporated by reference. [Portions of this exhibit have been omitted pursuant to a request for confidential treatment.]

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