Form 10-Q
period 2009-03-31
IGENE BIOTECHNOLOGY INC
filed 2009-05-15
CIK 793160

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2009

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

Yes   [ ]          No   [x]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
1,518,503,841 shares of common stock, par value $.01,  as  of
_____________________________________________________________
May 10, 2009.
_____________

                    IGENE Biotechnology, Inc.

                            FORM 10-Q


                        TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION                                   Page

Item 1.   Financial Statements
     Consolidated Balance Sheets (Unaudited)..................   2
     Consolidated Statements of Operations (Unaudited.........   3
     Consolidated Statement of Stockholders'
          Deficiency (Unaudited)..............................   4
     Consolidated Statements of Cash Flows (Unaudited)........   5
     Notes to Consolidated Financial Statements (Unaudited)...   6

Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations ...............   10

Item 4.   Controls and Procedures.............................   14

PART II -- OTHER INFORMATION .................................   16

Item 3.   Defaults Upon Senior Securities.....................   16

SIGNATURES ...................................................   17

EXHIBIT INDEX ................................................   18

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements

                           IGENE Biotechnology, Inc. and Subsidiary
                                  Consolidated Balance Sheets


                                                                    March 31,     December 31,
                                                                        2009             2008
                                                                  _____________   _____________
                                                                   (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                       $    937,558    $  1,488,011
  Accounts receivable                                                1,117,092       1,045,767
  Inventory                                                          1,558,084       2,398,520
  Due from NaturXan                                                    453,419             ---
  Prepaid expenses and other current assets                             69,042          23,702
                                                                  _____________   _____________
     TOTAL CURRENT ASSETS                                            4,135,195       4,956,000

  Property and equipment, net                                          969,537         831,838
  5 year non-compete
   (net of amortization of $38,495 and $30,796, respectively)          115,482         123,181
  Intellectual property                                                149,670         149,670
  Other assets                                                           5,125           5,125
                                                                  _____________   _____________
    TOTAL ASSETS                                                  $  5,375,009    $  6,065,814
                                                                  =============   =============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                           $  1,170,829    $  2,849,455
  Guarantee in debt of NaturXan                                        234,210             ---
                                                                  _____________   _____________
     TOTAL CURRENT LIABILITIES                                       1,405,039       2,849,455

LONG-TERM DEBT
  Notes payable (net of unamortized discount)                          353,598         353,598
  Contingent liability on joint venture separation                   5,000,000       5,000,000
  Accrued interest                                                     314,345         307,247

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative, convertible, voting, series A, $.01 par value per share. Stated value was $21.12 and $20.96, respectively.  Authorized 1,312,500
  shares; issued and outstanding 11,134 shares.                        235,150         233,377
                                                                  _____________   _____________
     TOTAL LIABILITIES                                               7,308,132       8,743,677
                                                                  _____________   _____________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $.01 par value per share. Authorized
  3,000,000,000 shares; issued and outstanding 1,518,503,841
  shares.                                                           15,185,038      15,185,038
  Additional paid-in capital                                        34,885,649      34,885,649
  Accumulated deficit                                              (51,998,029)    (52,730,767)
  Other comprehensive income                                            (5,781)        (17,783)
                                                                  _____________   _____________
     TOTAL STOCKHOLDERS' DEFICIENCY                                 (1,933,123)     (2,677,863)
                                                                  _____________   _____________
     TOTAL LIABILITIES AND STOCKHOLDERS'
     DEFICIENCY                                                   $  5,375,009    $  6,065,814
                                                                  =============   =============


The accompanying notes are an integral part of the financial statements.

                               -2-

                      IGENE Biotechnology, Inc. and Subsidiary
                        Consolidated Statements of Operations
                                     (Unaudited)


                                                                        Three months ended
                                                                  ______________________________
                                                                      March 31,       March 31,
                                                                          2009            2008
                                                                  ______________  ______________
                                                                    (Unaudited)
REVENUE
_______
  Sales                                                           $   1,241,785   $   2,871,502
  Cost of sales                                                         945,185       2,367,410
                                                                  ______________  ______________
     GROSS PROFIT                                                       296,600         504,092


LOSS OF JOINT VENTURE                                                  (234,210)            ---
                                                                  ______________  ______________
OPERATING EXPENSES
__________________
  Marketing and selling                                                 106,110         298,298
  Research, development and pilot plant                                 461,175         350,104
  General and administrative                                            232,656         177,110
  Less operating expenses reimbursed by Joint Venture                  (453,419)            ---
                                                                  ______________  ______________
     TOTAL OPERATING EXPENSES                                           346,522         825,512
                                                                  ______________  ______________
     OPERATING LOSS                                                    (284,132)       (321,420)
                                                                  ______________  ______________

OTHER INCOME                                                          1,025,741           2,040

INTEREST EXPENSE (including amortization of debt
   discount of $351,695 in 2008)                                         (8,871)       (550,852)
                                                                  ______________  ______________
     NET INCOME (LOSS)                                            $     732,738   $    (870,232)
                                                                  ______________  ______________
Other comprehensive income
  Foreign exchange translation                                           12,002         219,856

     TOTAL COMPREHENSIVE INCOME (LOSS)                            $     744,740   $    (650,376)
                                                                  ==============  ==============

BASIC AND DILUTED NET INCOME (LOSS) PER
     COMMON SHARE                                                 $        0.00   $       (0.01)
                                                                  ==============  ==============
WEIGHTED AVERAGE SHARES OUTSTANDING                               1,518,503,841     110,337,072
                                                                  ==============  ==============







The accompanying notes are an integral part of the financial statements.

                               -3-

                                       IGENE Biotechnology, Inc. and Subsidiary
                                  Consolidated Statement of Stockholders' Deficiency
                                                      (Unaudited)



                                                                     Additional                   Other         Total
                                                Common Stock          Paid-in    Accumulated  Comprehensive  Stockholders'
                                               (shares/amount)        Capital      Deficit       Income       Deficiency

                                        __________________________  ___________ _____________ _____________ _____________
Balance at December 31, 2008             1,518,503,841 $15,185,038  $34,885,649 $(52,730,767) $    (17,783) $ (2,677,863)

Gain due to currency translation                   ---         ---          ---          ---        12,002        12,002

Net income for the three months ended
  March 31, 2009                                   ---         ---          ---      732,738           ---       732,738
                                        ______________ ___________  ___________ _____________ _____________ _____________
Balance at March 31, 2009                1,518,503,841 $15,185,038  $34,885,649 $(51,998,029) $     (5,781) $ (1,933,123)
                                        ============== ===========  =========== ============= ============= =============




The accompanying notes are an integral part of the financial statements.

                               -4-

                          IGENE Biotechnology, Inc. and Subsidiary
                            Consolidated Statements of Cash Flows
                                       (Unaudited)

                                                                        Three months ended
                                                                  ______________________________
                                                                      March 31,       March 31,
                                                                          2009            2008
                                                                  ______________  ______________
Cash flows from operating activities
   Net income (loss)                                              $     732,738   $    (870,232)
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Amortization of debt discount                                          ---         351,695
     Depreciation                                                        42,035           2,720
     Increase in preferred stock for cumulative dividend
         classified as interest                                           1,773           1,781
     Amortization of customer contracts and non-compete                   7,699          66,113
     Loss of joint venture                                              234,209             ---
     Gain on forgiveness of debt                                     (1,025,741)            ---
     Decrease (increase) in:
       Accounts receivable                                              (71,325)      1,246,188
       Inventory                                                        840,436       2,098,682
       Prepaid expenses and other current assets                        (45,340)         31,203
     Increase (decrease) in
       Accounts payable and accrued expenses                           (645,786)       (978,969)
                                                                  ______________  ______________
       Net cash provided by operating activities                         70,698       1,949,181
                                                                  ______________  ______________
Cash flows from investing activities
     Purchase of equipment                                             (179,734)       (157,071)
     Advances to Joint Venture                                         (453,419)            ---
                                                                  ______________  ______________
       Net cash used in investing activities                           (633,153)       (157,071)
                                                                  ______________  ______________

Cash flows from financing activities
   Proceeds from issuance of convertible debentures                         ---             ---
   Repayment of convertible debentures                                      ---             ---
                                                                  ______________  ______________
       Net cash provided by financing activities                            ---             ---
                                                                  ______________  ______________

Gain due to currency translation                                         12,002         219,856

       Net increase (decrease) in cash and cash equivalents            (550,453)      2,011,966

          Cash and cash equivalents
          at beginning of period                                      1,488,011       1,026,350
                                                                  ______________  ______________
          Cash and cash equivalents
          at end of period                                        $     937,558   $   3,038,316
                                                                  ==============  ==============
Supplementary disclosure and cash flow information
__________________________________________________
Cash paid for interest                                            $         ---   $         ---
Cash paid for income taxes                                                  ---             ---

See Note (2) for non-cash investing and financing activities.


The accompanying notes are an integral part of the financial statements.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)

(1)  Unaudited Consolidated Financial Statements

     The March 31, 2009 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This quarterly report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for IGENE Biotechnology, Inc. ("Igene") the year ended December 31, 2008. The December 31, 2008 consolidated balance sheet is derived from the audited balance sheet included therein.

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

     In an effort to develop a dependable source of production, on March 19, 2003, Tate & Lyle PLC ("Tate") and Igene announced a 50:50 joint venture to produce AstaXin(R) for the aquaculture industry (the "T&L JV". Production utilized Tate's fermentation capability together with the unique technology developed by Igene. Part of Tate's existing citric acid facility located in Selby, England, was modified to include the production of this product. Tate's investment of approximately $24,600,000 included certain of its facility assets that were used in citric acid production. Igene's contribution to the venture, including its intellectual property and its subsidiary in Chile, was valued by the parties as approximately equal to Tate's contribution. For accounting purposes Igene's accounting contribution was valued at zero.

     On October 31, 2007, Igene and Tate entered into a Separation Agreement pursuant to which the venture was terminated. As part of the Separation Agreement, Igene sold to Tate its 50% interest in the venture and the venture sold to Igene its intellectual property, inventory and certain assets and lab equipment utilized by the venture as well as Igene's subsidiary in Chile. The purchase price paid by Tate to Igene for its 50% interest in the venture was 50% of the venture's net working capital. The purchase price paid by Igene for the inventory was an amount equal to 50% of the venture's net working capital, the assumption of various liabilities and the current market price of the inventory, less specified amounts. In addition, Igene agreed to pay to Tate an amount equal to 5% of Igene's gross revenues from the sale of astaxanthin up to a maximum of $5,000,000. Tate agreed for a period of five years not to engage in the astaxanthin business.

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

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)
                           (continued)


(3) Non-Cash Investing and Financing Activities

    During  the  three months ended March 31, 2009 and 2008,  the
    Company recorded  in each quarter dividends in arrears on  8%
    redeemable preferred stock cumulating at $0.16 per share aggregating to $1,773 and $1,781, respectively.

    During November of 2008, Igene commenced the process of offering to exchange common stock to holders of Igene notes, debentures and warrants. The exchanges that occurred resulted in recording of additional paid-in capital on the termination of the debt in the amount of $8,649,796. The details are as follows:

    Pursuant to the terms of an Indenture dated as of March 31, 1998, as amended (the "Indenture") between Igene and American Stock Transfer & Trust Company, as Trustee (the "Trustee"), Igene issued and sold $5,000,000 of its 8% notes (the "8% Notes"). Concurrently with the issuance of the 8% Notes, Igene issued, pursuant to a Warrant Agreement by and between Igene and American Stock Transfer & Trust Company (the "Warrant Agent") dated as of March 31, 1998, as amended (the "Warrant Agreement"), 50,000,000 warrants to purchase shares of Igene common stock for $0.10 per share expiring March 31, 2008. The warrant purchase price under the Warrant Agreement was reduced to $.075 per share, and the maturity date of the 8% Notes was extended to March 31, 2006, by an amendment dated March 18, 2003, and approved by the requisite number of holders of the securities.

    On March 28, 2006, Igene and American Stock Transfer & Trust Company, in its capacity as Trustee and Warrant Agent, entered into a Second Amendment to Indenture, Securities, Warrant Agreement and Warrant Certificates that extended the maturity date of the 8% Notes to March 31, 2009, and reduced the warrant price under the Warrant Agreement from $.075 to $.056 per share.

    On October 23, 2008, Igene and American Stock Transfer & Trust Company, in its capacity as Trustee and Warrant Agent, entered into a Third Amendment to Indenture, Securities, Warrant Agreement and Warrant Certificates that extended the maturity date of the 8% Notes to March 31, 2019. The warrants under the Warrant Agreement expired on March 31, 2008.

    On   November  28,  2008,  Igene  commenced  an  offering  to
    exchange shares of its common stock to holders of its privately held debt and associated warrants. On December 3, 2008, Igene completed an offering to issue 145,600 shares of our common stock, par value $0.01 per share, in exchange for each $1,000 principal amount of the 8% Notes outstanding and accrued interest thereon. As of that date, $4,759,767 of 8% notes principal were outstanding, with $4,064,450 accrued interest thereon. Of these notes, $4,436,515 of notes principal with $3,788,419 of interest were exchanged for 645,956,606 shares of Igene common stock at a price of $0.005 per share. As a result, additional paid-in capital was recorded for the gain of $4,995,151 on the retirement.

    Much of the aforementioned indebtedness that was exchanged for common stock was held by current and past directors and consisted of the following:

    The funds to settle the ProBio litigation were provided to the Company by Igene's directors On February 15, 2007, Igene issued and sold 5% convertible debentures with an aggregate principal amount of $762,000 to two directors of Igene. These debentures were convertible into shares of Igene's common stock at $0.02 per share. At the time of the exchange the accrued interest on this debt was $67,641. All debt and interest under the 5% convertible debentures were exchanged for 66,371,244 shares of common stock.

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

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)
                           (continued)

    On July 17, 2002, Igene issued and sold $300,000 in aggregate principal amount of 8% convertible debentures, 50% each to two directors of Igene. These debentures were convertible into shares of Igene's common stock at $0.03 per share based on the market price of Igene's shares at the time the debentures were agreed to. In consideration of the commitment to purchase the 8% convertible debenture, these directors also received an aggregate of 10,000,000 warrants to purchase common stock at $0.03 per share.

    On February 22, 2002, Igene issued and sold $1,000,000 in aggregate principal amount of 8% convertible debentures, 50% each to two directors of Igene. These debentures were convertible into shares of Igene's common stock at $0.04 per share based on the market price of Igene's shares at the time the debentures were agreed to. In consideration of the commitment to purchase the 8% convertible debenture, these directors also received an aggregate of 25,000,000 warrants to purchase common stock at $0.04 per share.

    In March 2001, Igene issued $1,014,211 of 8%, 10-year, convertible debentures to certain directors of Igene in exchange for the cancellation of $800,000 of demand notes payable (including accrued interest of $14,212) and $200,000 in cash. $600,000 of these demand notes were issued during 2000 and $200,000 were issued subsequently. These debentures were convertible into 10,142,110 shares of Igene's common stock at $0.08 per share. These directors also received 10,142,110 warrants to purchase common stock at $0.08 per share.

    In March 2001, certain directors of Igene also committed to provide additional funding in the form of 8%, 10-year, convertible debentures in the amount of $1,500,000. In consideration of this commitment, these directors also received 18,750,000 warrants to purchase common stock at $0.08 per share. These debentures are convertible into 18,750,000 shares of Igene's common stock at $0.08 per share.

    Convertible debentures were summarized as follows:

                                                                               Accrued
                                                              Principal        Interest
                                                             ___________    ___________
     8%, 10-year, convertible debenture issued 7/17/02       $  300,000     $  152,745
     8%, 10-year, convertible debenture issued 2/22/02        1,000,000        538,301
     8%, 10-year, convertible debenture issued 3/1/01         1,014,212        567,262
     8%, 10-year, convertible debenture issued 3/27/01        1,500,000        945,798
     5%, 10-year, convertible debenture issued 2/15/07          762,000         67,641
                                                             ___________    ___________
                                                             $4,576,212     $2,271,747


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

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)
                           (continued)

(4)  Stockholders' Deficiency

     As  of  March  31,  2008, 22,268 shares  of  authorized  but
     unissued   common  stock  were  reserved  for   issue   upon
     conversion of the Company's outstanding preferred stock.

     As of March 31, 2009, 40,605,000 shares of authorized but unissued common stock were reserved for exercise pursuant to the Company's Employee Stock Option Plans.

     As of March 31, 2009, 11,656,428 shares of authorized but unissued common stock were reserved for the exercise of outstanding warrants.

(5)  Basic and Diluted Net Loss per Common Share

     Basic and diluted net loss per common share for the three-month periods ended March 31, 2009 and 2008 are based on 1,518,503,841 and 110,337,072, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be anti-dilutive. As of March 31, 2009 and 2008, potential full dilution was 1,570,787,537 and 488,414,337 shares, respectively.

(6)  Going Concern

     Igene has incurred net losses in each year of its existence, aggregating approximately $52,004,000 from inception to March 31, 2009 and as of March 31, 2009, Igene's liabilities exceeded its assets by approximately $1,933,000. These factors indicate that Igene may not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

     As discussed, as of October 31, 2007, Igene has terminated its relationship with Tate & Lyle. Igene maintains the saleable inventory after the termination of the relationship. Igene is selling the existing inventory in order to maintain its relationship with customers and use these funds to cover expenses. We anticipate that our current inventory will run out during the third quarter of 2009.

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

(7)  NaturXan LLC

     ADM has provided a working line of credit to the ADM JV bearing interest at the rate of 4% in excess of the one year LIBOR. As part of the ADM JV agreement both Igene and ADM agreed to provide a Guarantee for 50% of the indebtedness of the new venture NaturXan, LLC, up to $1,612,500. The $453,419 due from NaturXan is for services provided by Igene to the ADM JV. These fees are payable within 30 days of the receipt of the invoice. Unpaid invoices will accrue interest at the six month LIBOR.

     Currently the joint venture is in the process of developing the manufacturing process. Management expects that during the second quarter, Igene will provide its equipment and in connection with the current ADM facility, will undertake dependable production during the third quarter of 2009. As of the end of the first quarter Igene has not made an investment in the ADM JV.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

CAUTIONARY STATEMENTS FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

EXCEPT FOR HISTORICAL FACTS, ALL MATTERS DISCUSSED IN THIS REPORT, WHICH ARE FORWARD-LOOKING, INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. CERTAIN STATEMENTS IN THIS REPORT SET FORTH MANAGEMENT'S INTENTIONS, PLANS, BELIEFS, EXPECTATIONS OR PREDICTIONS OF THE FUTURE BASED ON CURRENT FACTS AND ANALYSES. WHEN WE USE THE WORDS "BELIEVE", "EXPECT", "ANTICIPATE", "ESTIMATE", "INTEND", "VENTURING TO" OR SIMILAR EXPRESSIONS, WE INTEND TO IDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENTS, DUE TO A VARIETY OF FACTORS, RISKS AND UNCERTAINTIES. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, COMPETITIVE PRESSURES FROM OTHER COMPANIES WITHIN THE BIOTECH AGRICULTURE AND AQUACULTURE INDUSTRIES, ECONOMIC CONDITIONS IN THE COMPANY'S PRIMARY MARKETS, EXCHANGE RATE FLUCTUATIONS, REDUCED PRODUCT DEMAND, INCREASED COMPETITION, INABILITY TO PRODUCE REQUIRED CAPACITY, UNAVAILABILITY OF FINANCING, GOVERNMENT ACTION, WEATHER CONDITIONS AND OTHER UNCERTAINTIES, INCLUDING THOSE DETAILED IN "RISK FACTORS" THAT ARE INCLUDED FROM TIME-TO-TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS. THE COMPANY ASSUMES NO DUTY TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

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

     Both Joint Ventures, the T&L JV and the ADM JV were accounted for under the equity method of accounting as Igene has a 50% ownership interest.

     Igene will recognize the loss of the ADM JV beyond the investment and advances to the Joint Venture, to the point Igene maintains guarantees in the debt of the Joint Venture.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)

Results of Operations
_____________________

Sales and other revenue

     For the quarters ended March 31, 2009 and 2008, Igene recorded sales in the amounts of $1,241,785 and $2,871,502, respectively, a decrease of $1,629,717 or 56%. Sales had been limited in past years due to insufficient production quantity and have been limited in the current period as source of production is being developed and production begins in the new ADM JV. Management believes that the ADM JV will provide salable product that will allow Igene to be competitive in the marketplace and allow for increased sales in the future, though no assurances can be provided in this matter.

Cost of sales and gross profit

     For the quarters ended March 31, 2009 and 2008, Igene recorded cost of sales in the amounts of $945,185 and $2,367,410, respectively, a decrease of $1,422,225 or 60%. This resulted in a gross profit of $296,600, or 23% for the period ended March 31, 2009 and gross profit of $504,092, or 17% for the period ended March 31, 2008. The increase in gross profit is due mainly to the discount at which the product was purchased at the conclusion of the joint venture with Tate & Lyle. As with sales, with the termination of the joint venture with Tate & Lyle, there can be no assurance of the continued dependability of production. Management believes that the ADM JV will provide salable product that will allow Igene to be competitive in the market place and allow for increased sales in the future, though no assurances can be provided in this matter. As a result, future cost of sales is expected to increase as a new source of production is developed.

Loss from Joint Venture with ADM

     On January 8, 2009, Igene entered into an agreement with Archer-Daniels-Midland Company ("ADM") pursuant to which the Company and ADM formed a joint venture (the "ADM JV") to manufacture and sell astaxanthin and derivative products throughout the world. Each of the Company and ADM has a 50% ownership interest in the ADM JV and has equal representation on the Board of Managers of the ADM JV. For the quarter ended March 31, 2009, Igene recorded a loss from the ADM JV of $234,210.

     On October 31, 2007, Igene terminated its joint venture with Tate & Lyle. Igene maintains the salable inventory after the termination of the relationship. Igene is selling the existing inventory in order to maintain its relationship with customers and use these funds to cover expenses. We anticipate that our current inventory will run out during the third quarter of 2009. Currently the activities of the new ADM JV are costs related to the development of the plant and the preparation for the production of new product. Management expects this production will begin by the third quarter of 2009. Management believes that this new ADM JV will provide salable product that will allow Igene to be competitive in the market place and allow for increased sales in the future, though no assurances can be provided in this matter.

Marketing and selling expenses

     For the quarters ended March 31, 2009 and 2008, Igene recorded marketing and selling expense in the amounts of $106,110 and $298,298, respectively, a decrease of $192,188, or 64%. With the termination of the T&L JV, Igene has reassumed all of the responsibility for the marketing and selling function. It is expected that this level of marketing and selling will fluctuate as Igene has reassumed the activities of the Chilean subsidiary and looks to maintain its customer base through the period in which it develops the new source of production. However, no assurances can be made with regard to a new source of production or maintenance of the customer base. Prior to October 2007, all marketing and selling expenses incurred by Igene as part of the Joint Venture with Tate & Lyle had been reimbursed by that venture. It is expected that future sales efforts will be handled directly through the ADM JV and Igene will incur little marketing and selling expenses. The remaining expenses are expected to be funded by cash flows from operations, to the extent available for such purposes.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)

Research, development and pilot plant expenses

     For the quarters ended March 31, 2009 and 2008, Igene recorded research and development costs in the amount of $461,175 and $350,104, respectively, an increase of $111,073 or approximately 31%. Research and development costs have increased as Igene works to develop improved product and new uses for its product, as it prepares to begin production in the new facility. It is expected these costs will remain at current increased levels in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, developing higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology. Prior to October of 2007, all research and development expenses incurred by Igene as part of the joint venture with Tate & Lyle had been reimbursed by that venture. Currently these expenses are expected to be funded by the new ADM JV and cash flows from operations, to the extent available for such purposes. During the first quarter of 2009, $438,420 of the 2009 research and development cost was reimbursed by the ADM JV.

General and administrative expenses

     General and administrative expenses for the quarters ended March 31, 2009 and 2008 were $232,656 and $177,110, respectively, an increase of $55,546 or 31%. Igene expects general and administrative costs at the current level. Igene works to reduce the level of overhead costs and spend funds on research and development efforts. A small portion of this cost is expected to be covered by the ADM JV, but the majority of these expenses will need to be funded by cash flows from operations, to the extent available for such purposes. $15,000 of the 2009 general and administrative cost was reimbursed by the ADM JV.

Expense reimbursement by ADM Joint Venture

     As part of the ADM Joint Venture Agreement, a portion of costs incurred by Igene related to production, research and development, as well as those related to the marketing of AstaXin(R), are considered costs of the Joint Venture and therefore will be reimbursed by the ADM JV. For the quarter ended March 31, 2009, costs reimbursed by the ADM JV totaled $453,419. The costs covered $438,419 of research and development costs and $15,000 of general and administrative costs.

Other Income

     Igene had other income for the quarter ended March 31, 2009 of $1,025,741. This is a one-time occurrence related to a liability recorded in a prior period related to the termination of the joint venture with Tate & Lyle. On February 26, 2009, Igene signed a settlement agreement of past obligations and made a final payment to T&L in the amount of $714,227. At the termination of the joint venture, Igene recorded liabilities of $890,000 for payments of past payables of the joint venture as well as $51,000 for costs related to collection of receivables of the joint venture. The balance is expense that was recorded when it was thought Igene could be liable to pay additional costs directly to T&L. With the exception of the $5,000,000 liability related to future revenue (see Note 2), Igene has settled its debts related to the joint venture and to Tate & Lyle, and these costs and expenses were determined to no longer be Igene liabilities.

Interest expense

     Interest expense for the quarters ended March 31, 2009 and 2008 was $8,871 and $550,852 respectively, a decrease of $541,981 or 98%. This interest expense (net of interest income) was composed of interest on Igene's long term financing from its directors and other stockholders and interest on Igene's subordinated and convertible debentures, as well as amortization of discount on Igene's notes and debentures of $351,695 for 2008. The reduction in this expense is due to the recapitalization undertaken by Igene during the fourth quarter of 2008, and the conversion of the majority of the Igene debt into an equity position (see Note 3).

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)


Net loss and basic and diluted net loss per common share

     As a result of the foregoing, the Company reported comprehensive income $744,740 and comprehensive loss of $650,376, respectively, for the quarters ended March 31, 2009 and 2008, a decrease in the loss of $1,395,116. This represents income of $0.00 and loss of $0.01 per basic and diluted common share in each of the quarters ended March 31, 2009 and 2008, respectively. The weighted average number of shares of common stock outstanding of 1,518,503,841 and 110,337,072 for the quarters ended March 31, 2009 and 2008, respectively, has increased by 1,408,166,769 shares. The increase in outstanding shares resulted mainly from the shares related to the recapitalization undertaken by Igene during the fourth quarter of 2008, and the conversion of the majority of the Igene debt into an equity position (see Note 3).

Financial Position

     During  the  quarters  ended March 31,  2009  and  2008,  in addition  to  the  matters  previously discussed,  the  following
actions   also   materially  affected  the  Company's   financial
position:

  o Decreases in inventory for the quarter ended March 31, 2009 of $840,436 were a source of cash, offset by funds used to decrease accounts payable and accrued expenses by $645,786;
      and

  o Decreases in accounts receivables, inventory and prepaid expense for the quarter ended March 31, 2008 of $3,376,073 were a source of cash, offset by funds used to decrease accounts payable and accrued expenses by $978,969; and

  o The carrying value of redeemable preferred stock was increased and interest expense recorded in the amount of $1,773 and $1,781, respectively in 2009 and 2008,
      reflecting   cumulative   unpaid  dividends  on  redeemable
      preferred stock.

      In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of March 31, 2009, total dividends in arrears on Igene's preferred stock total $146,078 ($13.12 per share) and are included in the carrying value of the redeemable preferred stock.

Liquidity and Capital Resources

     Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of March 31, 2009, Igene had working capital of $2,730,159, and cash and cash equivalents of $937,558.

     Cash provided by operating activities during the three-month periods ended March 31, 2009 and March 31, 2008 equaled $70,698 and $1,949,181, respectively. The reduction is due mainly to the reduced amount of inventory available for sales based on the lack of production through 2008.

     Cash used by investing activities during the three-month periods ended March 31, 2009 and March 31, 2008 equaled $633,153 and $157,071, respectively. The difference is due mainly to the cash advanced and due for the ADM JV of $453,419 during the first quarter of 2009, as the ADM JV prepares for production.

     No cash was used or provided by financing activities during the first quarter of 2009 or 2008.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)

     Over the next twelve months, Igene believes it will need additional working capital. Part of this funding is expected to be received from sales of AstaXin(R), resulting in increased cash through the third quarter of 2009. Additional funding is expected through the ADM JV reimbursement of expenses. There will be additional delay between the commencement of production and the receipt of proceeds from any sale of such product. However, there can be no assurance that projected cash from sales, or additional funding, will be sufficient for Igene to fund its continued operations.

     The  Company   does  not  believe  that  inflation   had   a
significant impact on its operations during the three-month periods ended March 31, 2009 and 2008.

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

     Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will guaranty the prevention of any error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

     Igene is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of December 31 2008, we had identified the following material weaknesses which still exist as of March 31, 2009 and through the date of this report.

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

            IGENE Biotechnology, Inc. and Subsidiary
                             PART II
                        OTHER INFORMATION


Item 3.  Defaults Upon Senior Securities

In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of March 31, 2009, total dividends in arrears on Igene's preferred stock total $146,078 ($13.12 per share) and are included in the carrying value of the redeemable preferred stock.

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



                              IGENE BIOTECHNOLOGY, INC.
                              ___________________________________
                              (Registrant)




Date  May 15, 2009         By /S/ STEPHEN F. HIU
      __________________      ___________________________________
                                  Stephen F. Hiu
                                  President





Date  May 15, 2009         By /S/ EDWARD J. WEISBERGER
                              ___________________________________
                                  Edward J. Weisberger
                                  Chief Financial Officer







                              -17-
                            EXHIBIT INDEX

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