Form 10-Q
period 2009-06-30
IGENE BIOTECHNOLOGY INC
filed 2009-08-14
CIK 793160

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2009

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

Yes   [ ]          No    [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

There were 1,560,404,297 shares of common stock, par value $0.01,
_________________________________________________________________
issued and outstanding as of August 3, 2009.
____________________________________________

                              FORM 10-Q
                      IGENE Biotechnology, Inc.


                                INDEX



PART I  -  FINANCIAL INFORMATION
                                                                       Page

   Consolidated Balance Sheets (Unaudited)........................     5

   Consolidated Statements of Operations (Unaudited)..............     6

   Consolidated Statement of Stockholders' Deficiency (Unaudited).     7

   Consolidated Statements of Cash Flows (Unaudited)..............     8

   Notes to Consolidated Financial Statements (Unaudited).........     9-13

   Management's Discussion and Analysis of Financial
   Conditions and Results of Operations ..........................     14-18

   Controls and Procedures........................................     19

PART II -  OTHER INFORMATION .....................................     20-21

SIGNATURES .......................................................     22

EXHIBIT INDEX ....................................................     23

             IGENE BIOTECHNOLOGY, INC. QUARTERLY REPORT
  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                             PART I
                      FINANCIAL INFORMATION

Item 1.   Financial Statements

                          IGENE Biotechnology, Inc.  and Subsidiary
                                 Consolidated Balance Sheets


                                                                  June 30,     December 31,
                                                                     2009             2008
                                                             _____________    _____________
                                                              (Unaudited)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                  $  1,526,272     $  1,488,011
  Accounts receivable                                           1,226,969        1,045,767
  Inventory                                                        39,628        2,398,520
  Due from NaturXan                                             1,093,626              ---
  Prepaid expenses and other current assets                        44,421           23,702
                                                             _____________    _____________
     TOTAL CURRENT ASSETS                                       3,930,916        4,956,000

  Property and equipment (net of accumulated
     depreciation of $444,569 and $360,917, respectively)         944,050          831,838
  5 year non-compete (net of accumulated amortization of
     $46,193 and $30,796, respectively)                           107,784          123,181
  Intellectual property                                           149,670          149,670
  Other assets                                                      5,125            5,125
                                                             _____________    _____________

     TOTAL ASSETS                                            $  5,137,545     $  6,065,814
                                                             =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                      $  1,148,280     $  2,849,455
  Guarantee in debt of NaturXan                                   558,086              ---
                                                             _____________    _____________

     TOTAL CURRENT LIABILITIES                                  1,706,366        2,849,455

LONG-TERM DEBT
  Notes payable (net of unamortized discount of $10,276)          353,598          353,598
  Contingent liability on joint venture separation              5,000,000        5,000,000
  Accrued interest                                                321,603          307,247

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock,
  8% cumulative, convertible, voting, series A,
  $0.01 par value per share. Stated value $21.28
  and $20.96, respectively.  Authorized 1,312,500 shares;
  issued and outstanding 11,134 shares.                           236,923          233,377
                                                             _____________    _____________

     TOTAL LIABILITIES                                          7,618,490        8,743,677
                                                             _____________    _____________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $0.01 par value per share.  Authorized
    3,000,000,000 shares; issued and outstanding
    1,518,503,841 shares.                                      15,185,038       15,185,038
  Additional paid-in capital                                   34,885,649       34,885,649
  Accumulated deficit                                         (52,599,935)     (52,730,767)
  Other comprehensive income                                       48,303          (17,783)
                                                             _____________    _____________

     TOTAL STOCKHOLDERS' DEFICIENCY                            (2,480,945)      (2,677,863)
                                                             _____________    _____________

     TOTAL LIABILITIES AND  STOCKHOLDERS'
     DEFICIENCY                                              $  5,137,545     $  6,065,814
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

                               -5-

                                         IGENE Biotechnology, Inc. and Subsidiary
                                          Consolidated Statements of Operations
                                                      (Unaudited)


                                                                   Three months ended            Six months ended
                                                              ____________________________  ____________________________
                                                                  June 30,       June 30,       June 30,       June 30,
                                                                     2009           2008           2009           2008
                                                              _____________  _____________  _____________  _____________
REVENUE
_______
  Sales                                                       $  1,595,525   $  1,656,167   $  2,837,310   $  4,527,669
  Cost of sales                                                  1,571,727      1,230,096      2,516,912      3,597,506
                                                              _____________  _____________  _____________  _____________

GROSS PROFIT                                                        23,798        426,071        320,398        930,163

LOSS OF JOINT VENTURE                                             (323,876)           ---       (558,086)           ---
                                                              _____________  _____________  _____________  _____________

OPERATING EXPENSES
__________________
  Marketing and selling                                             80,274        163,697        186,384        461,995
  Research and development                                         417,340        439,434        878,515        789,538
  General and administrative                                       249,503        227,685        482,159        404,795
  Operating expenses reimbursed by Joint Venture                  (453,418)           ---       (906,837)           ---
                                                              _____________  _____________  _____________  _____________

     TOTAL OPERATING EXPENSES                                      293,699        830,816        640,221      1,656,328
                                                              _____________  _____________  _____________  _____________

     OPERATING LOSS                                               (593,777)      (404,745)      (877,909)      (726,165)
                                                              _____________  _____________  _____________  _____________

OTHER INCOME                                                           901            ---      1,026,642          2,040

INTEREST EXPENSE (including amortization of debt discount
   of $351,695 and $703,390, respectively, for the three and
   six months ended June 30, 2008)                                  (9,030)      (550,897)       (17,901)    (1,101,749)

NET INCOME (LOSS)                                             $   (601,906)  $   (955,642)  $    130,832   $ (1,825,874)
                                                              _____________  _____________  _____________  _____________

OTHER COMPREHENSIVE INCOME (LOSS)

  Foreign exchange translation                                      54,084       (171,880)        66,086         47,976

     TOTAL COMPREHENSIVE INCOME (LOSS)                        $   (547,822)  $ (1,127,522)  $    196,918   $ (1,777,898)
                                                              =============  =============  =============  =============

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE          $      (0.00)  $      (0.01)  $       0.00   $      (0.02)
                                                              =============  =============  =============  =============

WEIGHTED AVERAGE SHARES OUTSTANDING                           1,518,503,841   110,337,072   1,518,503,841   110,337,072
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

                               -6-

                                            IGENE Biotechnology, Inc. and Subsidiary
                                       Consolidated Statement of Stockholders' Deficiency
                                                          (Unaudited)


                                                                        Additional                     Other          Total
                                                 Common Stock            Paid-in      Accumulated   Comprehensive  Stockholders'
                                                (shares/amount)          Capital        Deficit        Income       Deficiency
                                          __________________________  _____________  _____________  _____________  _____________
Balance at January 1, 2009                1,518,503,841  $15,185,038  $ 34,885,649   $(52,730,767)  $    (17,783)  $ (2,677,863)

Gain due to currency translation                    ---          ---           ---            ---         66,086         66,086

Net income for the six months ended
  June 30, 2009                                     ---          ---           ---        130,832            ---        130,832
                                          _____________ ____________  _____________  _____________  _____________  _____________

Balance at June 30, 2009                  1,518,503,841  $15,185,038  $ 34,885,649   $(52,599,935)  $     48,303   $ (2,480,945)
                                          =============  ===========  =============  =============  =============  =============



The accompanying notes are an integral part of the financial statements.

                               -7-

                              IGENE Biotechnology, Inc. and Subsidiary
                                Consolidated Statements of Cash Flows
                                            (Unaudited)

                                                                                    Six months ended
                                                                               ____________________________
                                                                                    June 30,       June 30,
                                                                                       2009           2008
                                                                               _____________  _____________
Cash flows from operating activities
  Net income (loss)                                                            $    130,832   $ (1,825,874)
  Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
     Amortization of debt discount                                                      ---        703,390
     Depreciation                                                                    83,651          8,147
     Increase in preferred stock for cumulative dividends
       classified as interest                                                         3,546          3,566
     Amortization of customer contracts and non-compete                              15,397        132,227
     Loss of joint venture                                                          558,086            ---
     Gain on forgiveness of debt                                                 (1,025,741)           ---

     Decrease (increase) in:
       Accounts receivable                                                         (181,201)     1,378,919
       Inventory                                                                  2,358,892      3,215,689
       Prepaid expenses and other current assets                                    (20,719)           625

     Increase in:
       Accounts payable and accrued expenses                                       (661,078)    (3,211,107)
                                                                               _____________  _____________

  Net cash provided by operating activities                                       1,261,665        405,582
                                                                               _____________  _____________

Cash flows from investing activities
  Purchase of equipment                                                            (195,863)      (219,180)
  Advances to joint venture                                                      (1,093,627)           ---
                                                                               _____________  _____________

  Net cash used in investing activities                                          (1,289,490)      (219,180)
                                                                               _____________  _____________

Cash flows from financing activities
  Net cash provided by financing activities                                             ---            ---
                                                                               _____________  _____________

Gain due to currency translation                                                     66,086         47,976

Net increase in cash and cash equivalents                                            38,261        234,378

  Cash and cash equivalents at beginning of period                                1,488,011      1,026,350
                                                                               _____________  _____________

  Cash and cash equivalents at end of period                                   $  1,526,272   $  1,260,728
                                                                               =============  =============
Supplementary disclosure and cash flow information
__________________________________________________

Cash paid for interest                                                         $        ---   $        ---
Cash paid for income taxes                                                              ---            ---

See Note (4) for non-cash investing and financing activities.

The accompanying notes are an integral part of the financial statements.

                               -8-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)

(1)  Unaudited Consolidated Financial Statements

     The June 30, 2009 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for IGENE Biotechnology, Inc. ("Igene" or the "Company") for the year ended December 31, 2008. The December 31, 2008 consolidated balance sheet is derived from the audited balance sheet included therein.

(2)  Nature of Operations

     Igene was incorporated in the State of Maryland on October 27, 1981 to develop, produce and market value-added specialty biochemical products. Igene is a supplier of natural astaxanthin, an essential nutrient in different feed applications and a source of pigment for coloring farmed salmon species. Igene is also venturing to supply astaxanthin as a nutraceutical ingredient. Igene is focused on research and development in the areas of fermentation technology, nutrition and health and the marketing of products and applications worldwide. Igene is the developer of AstaXin(R), a natural astaxanthin product made from yeast, which is used as a source of pigment for coloring farmed salmonids.

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

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)
                           (continued)

(3)  Non-Cash Investing and Financing Activities

     During the six months ended June 30, 2009 and 2008, the Company recorded in each quarter dividends in arrears on its 8% Redeemable Preferred Stock accumulating at $0.16 per share aggregating to $3,546 and $3,566, respectively.

     During November of 2008, Igene commenced the process of offering to exchange its Common Stock to holders of Igene notes, debentures and warrants. The exchanges that occurred resulted in recording of additional paid in capital on the termination of the debt in the amount of $8,649,796. The details are as follows:

     Pursuant to the terms of an indenture dated as of March 31, 1998, as amended (the "Indenture") between Igene and American Stock Transfer & Trust Company, as Trustee (the "Trustee"), Igene issued and sold $5,000,000 of its 8% notes (the "8% Notes"). Concurrently with the issuance of the 8% Notes, Igene issued, pursuant to that certain Warrant Agreement by and between Igene and American Stock Transfer & Trust Company (the "Warrant Agent") dated as of March 31, 1998, as amended (the "Warrant Agreement"), 50,000,000 warrants to purchase shares of Igene Common Stock for $0.10 per share expiring March 31, 2008. The warrant purchase price under the Warrant Agreement was reduced to $0.075 per share, and the maturity date of the 8% Notes was extended to March 31, 2006, by an amendment dated March 18, 2003, and approved by the requisite number of holders of the securities.

     On March 28, 2006, Igene and American Stock Transfer & Trust Company, in its capacity as Trustee and Warrant Agent, entered into a Second Amendment to Indenture, Securities, Warrant Agreement and Warrant Certificates that extended the maturity date of the 8% Notes to March 31, 2009, and reduced the warrant price under the Warrant Agreement from $0.075 to $0.056 per share.

     On October 23, 2008, Igene and American Stock Transfer & Trust Company, in its capacity as Trustee and Warrant Agent, entered into a Third Amendment to Indenture, Securities, Warrant Agreement and Warrant Certificates that extended the maturity date of the 8% Notes to March 31, 2019. The warrants under the Warrant Agreement expired as of March 31, 2008.

     On  November  28,  2008,  Igene  commenced  an  offering  to exchange shares of its common stock to holders of its privately held debt and associated warrants. On December 3, 2008, Igene completed an offering to issue 145,600 shares of our Common Stock, par value $0.01 per share, in exchange for each $1,000 principal amount of the 8% Notes outstanding and accrued interest thereon. As of that date, $4,759,767 of 8% notes principal were outstanding, with $4,064,450 accrued interest thereon. Of these notes, $4,436,515 of notes principal with $3,788,419 of interest were exchanged for 645,956,606 shares of Igene common stock at a price of $0.005 per share. As a result, additional pain in capital was recorded for the gain of $4,995,151 on the retirement.

     Much of the aforementioned indebtedness was held by current and past directors and consisted of the following:

     The funds to settle the ProBio litigation were provided to the company by Igene's directors. On February 15, 2007, Igene issued and sold 5% Convertible Debentures with an aggregate principal amount of $762,000 to two directors of Igene. These debentures were convertible into shares of Igene's Common Stock at $0.02 per share. At the time of the exchange the accrued interest on this debt was $67,641. All debt and interest under the 5% convertible debentures were exchanged for 66,371,244 shares of common stock.

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


     Convertible debentures were summarized as follows:

                                                                             Accrued
                                                            Principal        Interest
                                                           ____________   _____________

     8%, 10-year, convertible debenture issued 7/17/02     $   300,000    $    152,745
     8%, 10-year, convertible debenture issued 2/22/02       1,000,000         538,301
     8%, 10-year, convertible debenture issued 3/1/01        1,014,212         567,262
     8%, 10-year, convertible debenture issued 3/27/01       1,500,000         945,798
     5%, 10-year, convertible debenture issued 2/15/07         762,000          67,641
                                                           ____________   _____________
                                                           $ 4,576,212    $  2,271,747


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

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)
                           (continued)

(4)  Stockholders' Deficiency

     As  of  June  30,  2009,  22,268 shares  of  authorized  but
     unissued   common  stock  were  reserved  for   issue   upon
     conversion of the Company's outstanding preferred stock.

     As of June 30, 2009, 40,605,000 shares of authorized but unissued common stock were reserved for exercise pursuant to the Company's Employee Stock Option Plans.

     As of June 30, 2009, 11,656,428 shares of authorized but unissued common stock were reserved for the exercise of outstanding warrants.

(5)  Basic and Diluted Net Loss per Common Share

     Basic and diluted net loss per common share for the three-month and six-month periods ended June 30, 2009 and 2008, are based on 1,518,503,841 and 110,337,072, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive. As of June 30, 2009 and 2008, potentially dilutive shares totaled 1,570,787,537 and 488,414,337, respectively.

(6)  Going Concern

     Igene has incurred net losses in each year of its existence, aggregating approximately $52,600,000 from inception to June 30, 2009 and as of June 30, 2009, Igene's liabilities exceeded its assets by approximately $2,481,000. These factors indicate that Igene may not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

     As discussed, as of October 31, 2007, Igene had terminated its relationship with Tate & Lyle. Igene maintained the saleable inventory after the termination of the relationship. Igene is selling the existing inventory in order to maintain its relationship with customers and use these funds to cover expenses. We anticipate that our current inventory will run out during the third quarter of 2009.

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

(7)  NaturXan LLC

     ADM has provided a working line of credit to the ADM JV bearing interest at the rate of 4% in excess of the one year LIBOR. As part of the ADM JV agreement both Igene and ADM agreed to provide a Guarantee for 50% of the indebtedness of the new venture NaturXan, LLC, up to $1,612,500. The $1,093,626 due from NaturXan is for services provided by Igene to the ADM JV. These fees are payable within 30 days of the receipt of the invoice. Unpaid invoices will accrue interest at the six month LIBOR.

     Currently the joint venture is in the process of developing the manufacturing process. Management expects dependable production during the third quarter of 2009. As of the end of the second quarter Igene has not made an investment in the ADM JV.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)
                           (continued)


(8)  Forgiveness of Debt

     Igene has recorded a gain of $1,025,741. This is a one-time occurrence related to a liability recorded in a prior period related to the termination of the joint venture with Tate & Lyle. On February 26, 2009, Igene signed a settlement agreement of past obligations and made a final payment to Tate & Lyle in the amount of $714,227. At the termination of the joint venture, Igene recorded liabilities of $890,000 for payments of past payables of the joint venture as well as $51,000 for costs related to collection of receivables of the joint venture. The expense was recorded when it was thought Igene could be liable for it, but with the exception of the $5,000,000 liability related to future revenue (see
     Note 2), Igene has settled its debt to Tate & Lyle.

(9)  Subsequent Event

     On June 16, 2009 the Board of Directors of Igene approved a repurchase of all the outstanding employee stock options and warrants. It was agreed to repurchase 51,425,000 options and warrants, using 41,900,456 shares of restricted stock. Holders of options and warrants were contacted and agreements were reached. On July 16, 2009, shares were issued and options and warrants were cancelled.

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


Critical Accounting Policies
____________________________

      Except as otherwise provided herein, the preparation of our financial statements in conformity with accounting principles generally accepted in the United States (or "GAAP") requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The following are critical accounting policies important to our financial condition and results of operations presented in the financial statements and require management to make judgments and estimates that are inherently uncertain:

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

     The  Joint  Venture and the ADM Joint Venture was  accounted for  under  the equity method of accounting as Igene  has  a  50%
ownership interest.

     Igene will recognize the loss of the ADM Joint Venture beyond the investment and advances to the ADM Joint Venture, to the point Igene maintains guarantees in the debt of the ADM Joint
Venture.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)

Results of Operations
_____________________

Sales and other revenue

     For the quarters ended June 30, 2009 and 2008, Igene recorded sales in the amounts of $1,595,525 and $1,656,167, respectively, an increase of $60,642 or 3%. For the six months ended June 30, 2009 and 2008, Igene recorded sales in the amounts of $2,837,310 and $4,527,669, respectively, a decrease of $1,690,359 or 37%. Sales had been limited in past years due to insufficient production quantity and have been limited in the current period as a source of production is being developed and production begins in the new ADM JV. Management believes that the ADM JV will provide saleable product that will allow Igene to be competitive in the market place and allow for increased sales in the future, though no assurances can be provided in this matter.

Cost of sales and gross profit

     For the quarters ended June 30, 2009 and 2008, Igene recorded cost of sales in the amounts of $1,571,727 and $1,230,096, respectively, an increase of $341,631 or 27%. This resulted in a gross profit of $23,798, or 1% for the quarter ended June 30, 2009 and gross profit of $426,071, or 25% for the quarter ended June 30, 2008. For the six months ended June 30, 2009 and 2008, Igene recorded cost of sales in the amounts of $2,516,912 and $3,597,506, respectively, a decrease of $1,080,594 or 30%. This resulted in a gross profit of $320,398, or 11% for the six months ended June 30, 2009 and gross profit of $930,163, or 20% for the six months ended June 30, 2008. The gross profit is due mainly to the discount in which the product was purchased at the conclusion of the joint venture with Tate & Lyle. As with sales, with the termination of the joint venture with Tate & Lyle, there can be no assurance of the continued dependability of production. Management believes that the ADM JV will provide saleable product that will allow Igene to be competitive in the market place and allow for increased sales in the future, though no assurances can be provided in this matter. As a result, future cost of sales is expected to increase as a new source of production is developed.

Loss from Joint Venture

     For the quarter ended June 30, 2009, Igene recorded a loss from the ADM JV of $323,876. For the six months ended June 30, 2009, Igene recorded a loss from the ADM JV of $558,086. On January 8, 2009, Igene entered into an agreement with Archer-Daniels-Midland Company ("ADM") pursuant to which the Company and ADM formed a joint venture (the "ADM JV") to manufacture and sell astaxanthin and derivative products throughout the world. Each of the Company and ADM has a 50% ownership interest in the ADM JV and has equal representation on the Board of Managers of the ADM JV.

     On October 31, 2007, Igene terminated its relationship with Tate & Lyle. Igene maintains the saleable inventory after the termination of the relationship. Igene is selling the existing inventory in order to maintain its relationship with customers and use these funds to cover expenses. We anticipate that our current inventory will run out during the third quarter of 2009. Currently, the activities of the new ADM JV are costs related to the development of the plant and the preparation for the production of new product. For the six months ended June 30, 2009, these expenses resulted in a net loss of $1,116,172. Igene's 50% interest resulted in the $558,086 loss recorded. The ADM JV has begun to make product during the second quarter, but has not yet started to sell product. It is expected sales will commence during the third quarter of 2009. Management believes that this new ADM JV will provide saleable product that will allow Igene to be competitive in the market place and allow for increased sales in the future, though no assurances can be provided in this matter.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)


Marketing and selling expenses

     For the quarters ended June 30, 2009 and 2008, Igene recorded marketing and selling expense in the amount of $80,274 and $163,697, respectively, a decrease of $83,423 or 50%. For the six months ended June 30, 2009 and 2008, Igene recorded marketing and selling expense in the amount of $186,384 and $461,995, respectively, a decrease of $275,611 or 59%. With the creation of the ADM JV, responsibility for the marketing and selling function is being assumed by the Joint Venture. It is expected that marketing and selling will fluctuate as activities continue to maintain its customer base through the period in which it develops the new source of production. However, no assurances can be made with regard to a new source of production or the maintenance of the customer base. These expenses are expected to be funded by cash flows from operations, to the extent available for such purposes.

Research, development and pilot plant expenses

     For the quarters ended June 30, 2009 and 2008, Igene recorded research and development costs in the amount of $417,340 and $439,434, respectively, a decrease of $22,094 or approximately 5%. For the six months ended June 30, 2009 and 2008, Igene recorded research and development costs in the amount of $878,515 and $789,538, respectively, an increase of $88,977 or 11%. Research and development costs have increased as Igene works to develop new uses for its product. It is expected these costs will remain at current increased levels in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, developing higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology as it prepares to begin production in the new facility. Prior to October 2007, all research and development expenses incurred by Igene as part of the Joint Venture were reimbursed by the Joint Venture. Currently these expenses are expected to be funded by the new ADM JV and cash flows from operations, to the extent available for such purposes. During the six months ended June 30, 2009, $876,837 of the research and development cost was reimbursed by the ADM JV.

General and administrative expenses

     General and administrative expenses for the quarter ended June 30, 2009 and 2008 were $249,503 and $227,685, respectively, an increase of $21,818 or 9%. General and administrative expenses for the six months ended June 30, 2009 and 2008 were
$482,159 and $404,795 respectively, an increase of $77,364 or 19%. These costs are expected to remain at current levels. Igene works to reduce overhead costs and spend funds on research and development efforts. A small portion of this cost is expected to be covered by the ADM JV, but the majority of these expenses will need to be funded by cash flows from operations, to the extent available for such purposes. $30,000 of the 2009 general and administrative cost was reimbursed by the ADM JV.

Expenses reimbursement by ADM Joint Venture

     As part of the ADM Joint Venture Agreement, a portion of costs incurred by Igene related to production, research and development, as well as those related to the marketing of AstaXin(R), are considered costs of the Joint Venture and therefore will be reimbursed by the ADM JV. For the six months ended June 30, 2009, costs reimbursed by the ADM JV totaled $906,837. The costs covered $876,837 of research and development costs and $30,000 of general and administrative costs.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)


Other Income

     Igene had other income for the six months ended June 30, 2009 of $1,026,642. Of this amount, $1,025,741 is a one-time occurrence related to a liability recorded in a prior period related to the termination of the joint venture with Tate & Lyle. On February 26, 2009, Igene signed a settlement agreement of past obligations and made a final payment to Tate & Lyle in the amount of $714,227. At the termination of the joint venture, Igene recorded liabilities of $890,000 for payments of past payables of the joint venture as well as $51,000 for costs related to collection of receivables of the joint venture. The expense was recorded when it was thought Igene could be liable for it, but with the exception of the $5,000,000 liability related to future revenue (see Note 2), Igene has settled its debt to Tate & Lyle.

Interest expense

     Interest expense for the quarters ended June 30, 2009 and 2008 was $9,030 and $550,897, respectively, a decrease of $541,867 or 98%. This includes amortization of discounts on Igene's notes and debentures of $351,695 for the quarter ended June 30, 2008. For the six months ended June 30, 2009 and 2008, interest expense was $17,901 and $1,101,749, respectively, a decrease of $1,083,848 or 98%. This includes amortization of discounts on Igene's notes and debentures of $703,390 for the six months ended June 30, 2008. The interest expense was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debentures in both periods. The reduction in this expense is due to the recapitalization undertaken by Igene during the fourth quarter of 2008, and the conversion of the majority of the Igene debt into an equity position (see Note 3).

Net loss and basic and diluted net loss per common share

      As a result of the foregoing, the Company reported comprehensive losses of $547,822 and $1,127,522, respectively, for the quarters ended June 30, 2009 and 2008, a decrease in the loss of $579,700 or 51%. This represents a loss of $0.00 and $0.01 per basic and diluted common share in each of the quarters ended June 30, 2009 and 2008, respectively. The Company reported comprehensive income of $196,918 and comprehensive loss of $1,777,898, respectively, for the six months ended June 30, 2009 and 2008. This represents income of $0.00 and loss of $0.02 per basic and diluted common share in each of the six months ended June 30, 2009 and 2008, respectively. The weighted average number of shares of common stock outstanding of 1,518,503,841 and 110,337,072 for the quarters and six months ended June 30, 2009 and 2008, respectively, has increased by 1,408,166,769 shares. The increase in outstanding shares resulted mainly from the shares related to the recapitalization undertaken by Igene during the fourth quarter of 2008, and the conversion of the majority of the Igene debt into an equity position (see Note 3).

Financial Position

     During  the  six  months ended June 30, 2009  and  2008,  in addition  to  the  matters  previously discussed,  the  following
actions   also   materially  affected  the  Company's   financial
position:

  o Decreases in inventory for the six months ended June 30, 2009 of $2,358,892 was a source of cash, offset by funds used to decrease accounts payable and accrued expenses by $661,078, and increases of accounts receivable of $181,201; and

  o The carrying value of redeemable preferred stock was increased and interest expense recorded in the amount of $3,546 in 2009, reflecting cumulative unpaid dividends on redeemable preferred stock.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of June 30, 2009, total dividends in arrears on Igene's preferred stock total $147,860 ($13.28 per share) and are included in the carrying value of the redeemable preferred stock.

Liquidity and Capital Resources

     Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of June 30, 2009, Igene had working capital of $2,224,550, and cash and cash equivalents of $1,526,272.

     Cash provided by operating activities during the six-month period ended June 30, 2009 equaled $1,261,665 as compared to cash used by operating activities of $405,582 for the six-month period ended June 30, 2008.

     Cash used by investing activities during the six-month period ended June 30, 2009 and 2008 equaled $1,289,490 and $219,180, respectively, resulting from the purchase of equipment and advances to the ADM JV.

     No cash was used or provided by financing activities during the first six months of 2009 or 2008.

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

     The  Company   does  not  believe  that  inflation   had   a
significant impact on its operations during the six-month periods ended June 30, 2009 and 2008.

Off-Balance Sheet Arrangements
______________________________

     There have been no material changes in the risks related to off-balance sheet arrangements since the Company's disclosure in its Annual Report on Form 10-K for the year ended December 31, 2008.

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

     Igene is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of December 31 2008, we had identified the following material weaknesses which still exist as of June 30, 2009 and through the date of this report.

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

Item 2.   Unregistered Sales  of  Equity  Securities  and  Use of
          Proceeds

None.

Item 3.   Defaults Upon Senior Securities

     In December 1988, as part of an overall effort to contain costs and conserve working capital, the Company suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of August 4, 2009, total dividends in arrears on the Company's Series A Convertible Preferred Stock total $147,860 ($13.28 per share) and are included in the carrying value of the redeemable preferred stock.

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



                                 IGENE BIOTECHNOLOGY, INC.
                                 ________________________________
                                 (Registrant)


    Date  August 14, 2009    By /S/ STEPHEN F. HIU
          _______________       _________________________________
                                    STEPHEN F. HIU
                                    President
                                    (principal executive officer)


    Date  August 14, 2009    By /S/ EDWARD J. WEISBERGER
          _______________       _________________________________
                                    EDWARD J. WEISBERGER
                                    Chief Financial Officer
                                    (principal financial officer)

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