Form 10-Q
period 2009-09-30
IGENE BIOTECHNOLOGY INC
filed 2009-11-13
CIK 793160

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              FORM 10-Q

(Mark One)

[x]   QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2009
                                         __________________

[ ]   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT

      For the transition period from __________ to __________

                  Commission file number 000-15888
                                         _________

                      IGENE Biotechnology, Inc.
        ______________________________________________________
        (Exact name of registrant as specified in its charter)


                 Maryland                        52-1230461
  _______________________________________   ______________________
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)            Identification No.)

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

Yes  [ ]     No  [x]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

There  were 1,560,404,297 shares of common stock, par value $.01,
_________________________________________________________________
issued and outstanding as of November 3, 2009.
_____________________________________________

                              FORM 10-Q
                      IGENE Biotechnology, Inc.


                                INDEX



PART I    -    FINANCIAL INFORMATION

                                                                   Page

Consolidated Balance Sheets ...................................... 5

Consolidated Statements of Operations (Unaudited)................. 6

Consolidated Statement of Stockholders' Deficiency (Unaudited) ... 7

Consolidated Statements of Cash Flows (Unaudited) ................ 8

Notes to Consolidated Financial Statements (Unaudited)............ 9-13

Management's Discussion and Analysis of Financial
Conditions and Results of Operations ............................. 14-18

Controls and Procedures .......................................... 19

PART II   -    OTHER INFORMATION ................................. 20-21

SIGNATURES ....................................................... 22

EXHIBIT INDEX .................................................... 23

             IGENE BIOTECHNOLOGY, INC. QUARTERLY REPORT
  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                               PART I

                       FINANCIAL INFORMATION

Item 1.   Financial Statements

                                IGENE Biotechnology, Inc.  and Subsidiary
                                       Consolidated Balance Sheets

                                                                 September 30,   December 31,
                                                                         2009           2008
                                                                 _____________  _____________
                                                                  (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                      $  1,921,438   $  1,488,011
  Accounts receivable                                                  33,602      1,045,767
  Inventory                                                               ---      2,398,520
  Investment in NaturXan                                              702,432            ---
  Due from NaturXan                                                 1,828,444            ---
  Prepaid expenses and other current assets                            27,010         23,702
                                                                 _____________  _____________
     TOTAL CURRENT ASSETS                                           4,512,926      4,956,000

  Property and equipment (net of accumulated depreciation of
    $485,691 and $360,917, respectively)                              902,927        831,838
  5 year non-compete (net of accumulated amortization of
    $53,892 and $30,796, respectively)                                100,085        123,181
  Intellectual property                                               149,670        149,670
  Other assets                                                          5,125          5,125
                                                                 _____________  _____________

     TOTAL ASSETS                                                $  5,670,733   $  6,065,814
                                                                 =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                          $    441,515   $  2,849,455
  Guarantee in debt of NaturXan                                     1,680,860            ---
                                                                 _____________  _____________

     TOTAL CURRENT LIABILITIES                                      2,122,375      2,849,455

LONG-TERM DEBT
  Notes payable (net of unamortized discount of $10,276)              353,598        353,598
  Contingent liability on joint venture separation                  5,000,000      5,000,000
  Accrued interest                                                    330,900        307,247

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative, convertible, voting, series A, $0.01 par value per share.
  Stated value $21.44 and $20.96, respectively.  Authorized
  1,312,500 shares; issued and outstanding 11,134 shares.             238,713        233,377
                                                                 _____________  _____________

     TOTAL LIABILITIES                                              8,045,586      8,743,677
                                                                 _____________  _____________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $0.01 par value per share. Authorized
  3,000,000,000 shares; issued and outstanding 1,560,404,297
  shares and 1,518,503,841 shares, respectively.                   15,604,043     15,185,038
  Additional paid-in capital                                       34,466,644     34,885,649
  Accumulated deficit                                             (52,485,127)   (52,730,767)
  Other comprehensive income                                           39,587        (17,783)
                                                                 _____________  _____________

     TOTAL STOCKHOLDERS' DEFICIENCY                                (2,374,853)    (2,677,863)
                                                                 _____________  _____________

     TOTAL LIABILITIES AND STOCKHOLDERS'
     DEFICIENCY                                                  $  5,670,733   $  6,065,814
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

                               -5-

                                              IGENE Biotechnology, Inc. and Subsidiary
                                                Consolidated Statements of Operations
                                                             (Unaudited)


                                                                        Three months ended               Nine months ended
                                                                  ______________________________   ______________________________
                                                                   September 30,   September 30,    September 30,   September 30,
                                                                           2009            2008             2009            2008
                                                                  ______________  ______________   ______________  ______________
REVENUE
_______
  Sales                                                           $   1,115,789   $   1,734,366    $   3,953,099   $   6,262,035
  Cost of sales                                                         461,471       1,232,388        2,978,383       4,829,894
                                                                  ______________  ______________   ______________  ______________

GROSS PROFIT                                                            654,318         501,978          974,716       1,432,141

LOSS OF JOINT VENTURE                                                  (420,342)            ---         (978,428)            ---
                                                                  ______________  ______________   ______________  ______________
OPERATING EXPENSES
__________________
  Marketing and selling                                                  97,780         179,204          284,164         641,199
  Research and development                                              442,334         402,774        1,320,849       1,192,312
  General and administrative                                            162,070         165,443          644,229         570,238
  Operating expenses reimbursed by Joint Venture                       (619,419)            ---       (1,526,256)            ---
                                                                  ______________  ______________   ______________  ______________

     TOTAL OPERATING EXPENSES                                            82,765         747,421          722,986       2,403,749
                                                                  ______________  ______________   ______________  ______________

      OPERATING PROFIT (LOSS)                                           151,211        (245,443)        (726,698)       (971,608)

OTHER INCOME                                                                ---             ---        1,026,642           2,040

INTEREST EXPENSE (including amortization of debt discount
  of $351,695 for the three months ended September 30, 2008,
  and $1,055,085 for the nine months ended September 30, 2008)          (36,403)       (553,024)         (54,304)     (1,654,773)
                                                                  ______________  ______________   ______________  ______________

     NET INCOME (LOSS)                                            $     114,808   $    (798,467)   $     245,640   $  (2,624,341)
                                                                  ______________  ______________   ______________  ______________

OTHER COMPREHENSIVE INCOME (LOSS)

  Foreign exchange translation                                           (8,716)        (17,860)          57,370          30,116


     TOTAL COMPREHENSIVE INCOME (LOSS)                            $     106,092  $     (816,327)   $     303,010   $  (2,594,225)
                                                                  ============== ===============   ==============  ==============

BASIC AND DILUTED NETINCOME (LOSS)
     PER COMMON SHARE                                             $       (0.00) $        (0.01)   $        0.00   $       (0.02)
                                                                  ============== ===============   ==============  ==============

WEIGHTED AVERAGE SHARES OUTSTANDING                               1,553,572,701     110,337,072    1,530,321,918     110,337,072
                                                                  ============== ===============   ==============  ==============


The accompanying notes are an integral part of the financial statements.


                               -6-


                                              IGENE Biotechnology, Inc. and Subsidiary
                                         Consolidated Statement of Stockholders' Deficiency
                                                            (Unaudited)



                                                                      Additional                     Other          Total
                                             Common Stock              Paid-in      Accumulated   Comprehensive  Stockholders'
                                            (shares/amount)            Capital        Deficit       Income        Deficiency
                                     _____________________________  _____________  _____________  _____________  _____________

Balance at January 1, 2009            1,518,503,841  $ 15,185,038   $ 34,885,649   $(52,730,767)  $    (17,783)  $  2,677,863)

Gain due to currency translation                ---           ---            ---            ---         57,370         57,370

Employee stock options
  purchased for shares of stock          41,900,456       419,005       (419,005)           ---            ---            ---

Net income for the nine months
  ended September 30, 2009                      ---           ---            ---        245,640            ---        245,640
                                     _______________ _____________  _____________  _____________  _____________  _____________

Balance at September 30, 2009         1,560,404,297  $ 15,604,043   $ 34,466,644   $(52,485,127)  $     39,587   $ (2,374,853)
                                     =============== =============  =============  =============  =============  =============


The accompanying notes are an integral part of the financial statements.


                               -7-


                                    IGENE Biotechnology, Inc. and Subsidiary
                                      Consolidated Statements of Cash Flows
                                                  (Unaudited)


                                                                             Nine months ended
                                                                      ________________________________
                                                                        September 30,    September 30,
                                                                                2009             2008
                                                                      _______________  _______________
Cash flows from operating activities
  Net income (loss)                                                   $      245,640   $   (2,624,341)
  Adjustments to reconcile net gain (loss) to net cash provided by operating activities:
     Amortization of debt discount                                               ---        1,055,085
     Depreciation                                                            124,774           13,308
     Increase in preferred stock for cumulative dividends
       classified as interest                                                  5,336            5,350
     Amortization of customer contracts and non-compete                       23,097          198,340
     Gain on forgiveness of debt                                          (1,025,741)             ---
     Reimbursable expenses of joint venture                                 (302,188)             ---
     Loss of joint venture                                                   978,428              ---

     Decrease (increase) in:
       Accounts receivable                                                 1,012,165        1,335,067
       Inventory                                                           2,398,521        4,331,249
       Prepaid expenses and other current assets                              (3,309)          15,068

     Increase (decrease) in:
       Accounts payable and accrued expenses                              (2,884,801)      (3,983,520)
                                                                      _______________  _______________

  Net cash provided by operating activities                                  571,920          345,606
                                                                      _______________  _______________

Cash flows from investing activities
  Purchase of equipment                                                     (195,863)        (250,976)
                                                                      _______________  _______________

  Net cash used in financing activities                                     (195,863)        (250,976)
                                                                      _______________  _______________

Cash flows from financing activities
  Net cash provided by financing activities                                      ---              ---
                                                                      _______________  _______________

Gain due to currency translation                                              57,370           30,116

Net increase in cash and cash equivalents                                    433,427          124,746

  Cash and cash equivalents at beginning of period                         1,488,011        1,026,350
                                                                      _______________  _______________

  Cash and cash equivalents at end of period                          $    1,921,438   $    1,151,096
                                                                      ===============  ===============
Supplementary disclosure and cash flow information
__________________________________________________

Cash paid for interest                                                $          ---   $          ---
Cash paid for income taxes                                                       ---              ---

See Note (4) for non-cash investing and financing activities.


The accompanying notes are an integral part of the financial statements.

                               -8-



            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)

(1)  Unaudited Consolidated Financial Statements

     The September 30, 2009, consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for IGENE Biotechnology, Inc. ("Igene" or the "Company") for the year ended December 31, 2008. The December 31, 2008, consolidated balance sheet is derived from the audited balance sheet included therein.

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

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)
                           (continued)

(3) Noncash Investing and Financing Activities

    During the nine months ended September 30, 2009 and 2008, the Company recorded in each quarter dividends in arrears on 8% redeemable preferred stock accumulating at $.16 per share aggregating to $5,336 and $5,350, respectively.

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

     Convertible debentures were summarized as follows:


                                                                           Accrued
                                                             Principal     Interest
                                                           _____________  _____________
     8%, 10-year, convertible debenture issued 7/17/02     $    300,000   $    152,745
     8%, 10-year, convertible debenture issued 2/22/02        1,000,000        538,301
     8%, 10-year, convertible debenture issued 3/1/01         1,014,212        567,262
     8%, 10-year, convertible debenture issued 3/27/01        1,500,000        945,798
     5%, 10-year, convertible debenture issued 2/15/07          762,000         67,641
                                                           _____________  _____________
                                                           $  4,576,212   $  2,271,747

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

    On June 16, 2009, the Board of Directors of Igene approved a repurchase of all outstanding employee stock options and warrants. It was agreed to repurchase 51,425,000 options and warrants, using 41,900,456 shares of restricted stock. Holders of options and warrants were contacted and agreements were reached. On July 16, 2009, shares were issued and options and warrants were cancelled.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)
                           (continued)



(4)  Stockholders' Deficiency

     As  of  September 30, 2009, 22,268 shares of authorized  but
     unissued   common  stock  were  reserved  for   issue   upon
     conversion of the Company's outstanding preferred stock.

     As of September 30, 2009, 656,428 shares of authorized but unissued common stock were reserved for the exercise of outstanding warrants.

(5)  Basic and Diluted Net Loss per Common Share

     Basic and diluted net loss per common share for the three-months ended September 30, 2009 and 2008, are based on 1,553,572,701 and 110,337,072, respectively, of weighted average common shares outstanding. Basic and diluted net loss per common share for the nine-months ended September 30, 2009 and 2008, are based on 1,530,321,918 and
     110,337,072, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive. As of September 30, 2009 and 2008, potentially dilutive shares totaled 1,561,082,993 and 488,414,337, respectively.

(6)  Going Concern

     Igene has incurred net losses in each year of its existence, aggregating approximately $52,485,000 from inception to September 30, 2009 and as of September 30, 2009, Igene's liabilities exceeded its assets by approximately $2,375,000. These factors indicate that Igene may not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

     As discussed, as of October 31, 2007, Igene had terminated its relationship with Tate & Lyle. Igene maintained the saleable inventory after the termination of the relationship. Igene sold the existing inventory in order to maintain its relationship with customers and used these funds to cover expenses.

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

(7)  NaturXan LLC

     ADM has provided a working line of credit to the ADM JV bearing interest at the rate of 4% in excess of the one year LIBOR. As part of the ADM JV agreement both Igene and ADM agreed to provide a Guarantee for 50% of the indebtedness of the new venture NaturXan, LLC, up to $1,612,500. The $1,828,444 due from NaturXan is for services provided by Igene to the ADM JV. These fees are payable within 30 days of the receipt of the invoice. Unpaid invoices will accrue interest at the six month LIBOR.

     Currently the joint venture is in the process of developing the manufacturing process. Management expects dependable production during the fourth quarter of 2009. As of the end of the third quarter Igene has not made an investment in the ADM JV.

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


(9)  Common Stock

     On June 16, 2009, the Board of Directors of Igene approved a repurchase of all outstanding employee stock options and warrants. It was agreed to repurchase 51,425,000 options and warrants, using 41,900,456 shares of restricted stock. Holders of options and warrants were contacted and agreements were reached. On July 16, 2009, shares were issued and options and warrants were cancelled.

(10) Subsequent Events

     There are no significant subsequent events to report through November 13, 2009, the date the financial statements were issued.

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

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)

Results of Operations
_____________________

Sales and other revenue

     For the quarters ended September 30, 2009 and 2008, Igene recorded sales in the amounts of $1,115,789 and $1,734,366, respectively, a decrease of $618,577 or 35%. For the nine months ended September 30, 2009 and 2008, Igene recorded sales in the amounts of $3,953,099 and $6,262,035, respectively, a decrease of $2,308,936 or 36%. Sales had been limited in past years due to insufficient production quantity and have been limited in the current period as Igene has completed selling the inventory remaining from the joint venture with Tate & Lyle. As the production is being developed and production begins in the new ADM JV, management believes that the ADM JV will provide saleable product that will allow Igene to be competitive in the market place and allow for increased sales in the future, though no assurances can be provided in this matter. All future sales of the ADM JV product will be recorded through the joint venture.

Cost of sales and gross profit

     For the quarters ended September 30, 2009 and 2008, Igene recorded cost of sales in the amounts of $461,471 and $1,232,388, respectively, a decrease of $770,917 or 62%. This resulted in a gross profit of $654,318, or 58% for the quarter ended September 30, 2009 and gross profit of $501,978, or 28% for the quarter ended September 30, 2008. For the nine months ended September 30, 2009 and 2008, Igene recorded cost of sales in the amounts of $2,978,383 and $4,829,894, respectively, a decrease of $1,851,511 or 38%. This resulted in a gross profit of $974,716, or 24% for the nine months ended September 30, 2009 and gross profit of $1,432,141, or 22% for the nine months ended September 30, 2009. The gross profit is due mainly to the discount in which the product was purchased at the conclusion of the joint venture with Tate & Lyle. As with sales, with the termination of the joint venture with Tate & Lyle, there can be no assurance of the continued dependability of production. Management believes that the ADM JV will provide saleable product that will allow Igene to be competitive in the market place and allow for increased sales in the future, though no assurances can be provided in this matter. As a result, future cost of sales is expected to increase as a new source of production is developed. All future cost of sales on the ADM JV product will be recorded through the joint venture.

Loss from Joint Venture

     For the quarter ended September 30, 2009, Igene recorded a loss from the ADM JV of $420,342. For the nine months ended September 30, 2009, Igene recorded a loss from the ADM JV of $978,428. On January 8, 2009, Igene entered into an agreement with Archer-Daniels-Midland Company ("ADM") pursuant to which the Company and ADM formed a joint venture (the "ADM JV") to manufacture and sell astaxanthin and derivative products throughout the world. Each of the Company and ADM has a 50% ownership interest in the ADM JV and has equal representation on the Board of Managers of the ADM JV.

     On October 31, 2007, Igene terminated its relationship with Tate & Lyle. Igene maintained the saleable inventory after the termination of the relationship. Igene sold the existing inventory in order to maintain its relationship with customers and used these funds to cover expenses. The new ADM JV began selling product in the current quarter as the preparation for full scale production of product continues. For the nine months ended September 30, 2009, revenues from sales of product were $1,710,051. Cost of sales for the nine month period ended were $1,819,507 resulting in a gross loss of $109,456. Expenses recorded by the ADM JV were $1,847,399 resulting in a net loss of $1,956,855 for the nine months ended September 30, 2009. Igene's 50% interest resulted in the $978,428 loss recorded. Management believes that this new ADM JV will provide saleable product that will allow Igene to be competitive in the market place and allow for increased sales in the future, though no assurances can be provided in this matter.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)


Marketing and selling expenses

     For the quarters ended September 30, 2009 and 2008, Igene recorded marketing and selling expense in the amount of $97,780 and $179,204, respectively, a decrease of $81,424 or 45%. For the nine months ended September 30, 2009 and 2008, Igene recorded marketing and selling expense in the amount of $284,164 and $641,199, respectively, a decrease of $357,035 or 55%. With the creation of the ADM JV, responsibility for the marketing and selling function is being assumed by the Joint Venture. It is expected that marketing and selling expenses will fluctuate as activities continue to maintain customer base through the period of transition in which the development of production continues. However, no assurances can be made with regard to a new source of production or the maintenance of the customer base. Expenses are expected to be funded by the new ADM JV and cash flows from operations, to the extent available for such purposes. During the nine months ended September 30, 2009, $56,318 of the marketing cost was reimbursed by the ADM JV.

Research, development and pilot plant expenses

     For the quarters ended September 30, 2009 and 2008, Igene recorded research and development costs in the amount of $442,334 and $402,774, respectively, an increase of $39,560 or approximately 9%. For the nine months ended September 30, 2009 and 2008, Igene recorded research and development costs in the amount of $1,320,849 and $1,192,312, respectively, an increase of $128,537 or 10%. Research and development costs have increased as Igene works to support the new ADM JV in achieving full production. In addition, continuing research is underway to develop new uses for its product. It is expected these costs will remain at current increased levels in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, developing higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology. Expenses are expected to be funded by the new ADM JV and cash flows from operations, to the extent available for such purposes. During the nine months ended
September 30, 2009, $1,315,256 of the research and development cost was reimbursed by the ADM JV.

General and administrative expenses

     General and administrative expenses for the quarter ended September 30, 2009 and 2008 were $162,070 and $165,443, respectively, a decrease of $3,373 or 2%. General and administrative expenses for the nine months ended September 30, 2009 and 2008 were $644,229 and $570,238, respectively, an increase of $73,991 or 12%. These costs are expected to remain constant. Igene works to reduce overhead costs and spend funds on research and development efforts. A portion of this cost is expected to be covered by the ADM JV, but the majority of these expenses will need to be funded by cash flows from operations, to the extent available for such purposes. $154,682 of the 2009 general and administrative cost was reimbursed by the ADM JV.

Expenses reimbursed by Joint Venture

     As part of the ADM Joint Venture Agreement, a portion of costs incurred by Igene related to production, research and development, those related to the marketing of AstaXin(R), as well as those costs related to general and administrative functions of the Joint Venture are considered costs of the Joint Venture and therefore will be reimbursed by the ADM JV. For the nine months ended September 30, 2009, costs reimbursed by the ADM JV totaled $1,526,256. The costs covered $1,315,256 of research and development costs, $56,318 of marketing costs, and $154,682 of general and administrative costs.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)


Other income

       Igene had other income for the nine months ended September 30, 2009 of $1,026,642. Of this amount, $1,025,741 is a one-time occurrence related to a liability recorded in a prior period related to the termination of the joint venture with Tate & Lyle. On February 26, 2009, Igene signed a settlement agreement of past obligations and made a final payment to Tate & Lyle in the amount of $714,227. At the termination of the joint venture, Igene recorded liabilities of $890,000 for payments of past payables of the joint venture as well as $51,000 for costs related to collection of receivables of the joint venture. The expense was recorded when it was thought Igene could be liable for it, but with the exception of the $5,000,000 liability related to future revenue (see Note 2), Igene has settled its debt to Tate & Lyle.

Interest expense

     Interest expense for the quarters ended September 30, 2009 and 2008 was $36,403 and $553,024, respectively, a decrease of $516,621 or 93%. This includes amortization of discounts on Igene's notes and debentures of $351,695 for the quarter ended September 30, 2008. For the nine months ended September 30, 2009 and 2008, interest expense was $54,304 and $1,654,773, respectively, a decrease of $1,600,469 or 96%. This includes amortization of discounts on Igene's notes and debentures of $1,055,085 for the nine months ended September 30, 2008. The interest expense was almost entirely composed of interest on the Company's long term financing from its directors and other stockholders, and interest on the Company's subordinated debentures in both periods. The reduction in this expense is due to the recapitalization undertaken by Igene during the fourth quarter of 2008, and the conversion of the majority of the Igene debt into an equity position (see Note 3).

Net loss and basic and diluted net loss per common share

      As a result of the foregoing, the Company reported comprehensive income of $106,092 and comprehensive loss of $816,327, respectively, for the quarters ended September 30, 2009 and 2008. This represents income of $0.00 and loss of $0.01 per basic and diluted common share in each of the quarters ended September 30, 2009 and 2008, respectively. The Company reported comprehensive income of $303,010 and comprehensive loss of $2,594,225, respectively, for the nine months ended September 30, 2009 and 2008. This represents income of $0.00 and loss of $0.02 per basic and diluted common share in each of the nine months ended September 30, 2009 and 2008, respectively. The weighted average number of shares of common stock outstanding was 1,553,572,701 and 110,337,072 for the quarters ended September 30, 2009 and 2008, respectively. The weighted average number of shares of common stock outstanding was 1,530,321,918 and
110,337,072 for the nine months ended September 30, 2009 and 2008, respectively. The increase in outstanding shares resulted mainly from the shares related to the recapitalization undertaken by Igene during the fourth quarter of 2008, and the conversion of the majority of the Igene debt into an equity position (see Note
3).

Financial Position
__________________

     During the nine months ended September 30, 2009 and 2008, in addition  to  the  matters  previously discussed,  the  following
actions   also   materially  affected  the  Company's   financial
position:

    o Decreases in inventory for the nine months ended September 30, 2009 of $2,398,521 and accounts receivable or $1,012,165 were a source of cash, offset by funds used to decrease accounts payable and accrued expenses by $2,884,801; and

    o The carrying value of redeemable preferred stock was increased and interest expense recorded in the amount of $5,336 in 2009, reflecting cumulative unpaid dividends on redeemable preferred stock.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of September 30, 2009, total dividends in arrears on Igene's preferred stock total $149,641 ($13.44 per share) and are included in the carrying value of the redeemable preferred stock.

Liquidity and Capital Resources
_______________________________

    Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of September 30, 2009, Igene had working capital of $2,390,551, and cash and cash equivalents of $1,921,438.

    Cash provided by operating activities during the nine-month period ended September 30, 2009 equaled $571,920 as compared to cash provided by operating activities of $345,606 for the nine-month period ended September 30, 2008.

    Cash used by investing activities during the nine-month period ended September 30, 2009 and 2008 equaled $195,863 and $250,976, respectively, resulting from the purchase of equipment.

    No cash was used or provided by financing activities during the first nine months of 2009 or 2008.

     Over the next twelve months, Igene believes it will need additional working capital. Part of this funding is expected to be received from sales of AstaXin(R), resulting in increased cash through the fourth quarter of 2009. Additional funding is expected through the ADM JV reimbursement of expenses. There will be additional delay between the commencement of production and the receipt of proceeds from any sale of such product. However, there can be no assurance that projected cash from sales, or additional funding, will be sufficient for Igene to fund its continued operations.

    The   Company   does  not  believe  that  inflation   had   a
significant impact on its operations during the nine-month periods ended September 30, 2009 and 2008.

Off-Balance Sheet Arrangements
______________________________

    There have been no material changes in the risks related to off-balance sheet arrangements since the Company's disclosure in its Annual Report on Form 10-K for the year ended December 31, 2008.


Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk

     The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended
(the "Exchange Act"), and is not required to provide the information required under this item.

            IGENE Biotechnology, Inc. and Subsidiary
                     Controls and Procedures


Item 4.   Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange
Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

     Igene is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of December 31 2008, we had identified the following material weaknesses which still exist as of September 30, 2009 and through the date of this report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds

None.

Item 3.  Defaults Upon Senior Securities

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of September 30, 2009, total dividends in arrears on Igene's preferred stock total $149,641 ($13.44 per share) and are included in the carrying value of the redeemable preferred stock.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.
                              -20-


Item 6.  Exhibits

EXHIBIT
NO.     DESCRIPTION

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



                               IGENE BIOTECHNOLOGY, INC.
                               __________________________________
                               (Registrant)




Date November 13, 2009     By  /S/STEPHEN F. HIU
     _________________         __________________________________
                                  STEPHEN F. HIU
                                  President
                                  (principal executive officer)




Date November 13, 2009     By  /S/EDWARD J. WEISBERGER
     _________________         __________________________________
                                  EDWARD J. WEISBERGER
                                  Chief Financial Officer
                                  (principal financial officer)

                         EXHIBIT INDEX

EXHIBIT
NO.     DESCRIPTION

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