Form 10-K
period 2009-12-31
IGENE BIOTECHNOLOGY INC
filed 2010-03-31
CIK 793160

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                         FORM 10-K

(Mark One)

[x]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)   OF  THE
     SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2009

                               or

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________________ to ________________


               Commission file number 0-15888


                   IGENE Biotechnology, Inc.
      _____________________________________________________
     (Exact Name of Registrant as Specified in Its Charter)

           Maryland                          52-1230461
______________________________   ____________________________________
(State or other jurisdiction     (I.R.S. Employer Identification No.)
 of incorporation or
 organization)

9110 Red Branch Road, Columbia, Maryland                   21045
________________________________________              _______________
(Address of principal executive offices)                (Zip Code)


                        (410) 997-2599
   ______________________________________________________
    (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:

 Title of Each Class       Name of Each Exchange on Which Registered
______________________     __________________________________________
          None                                None

     Securities registered pursuant to Section 12(g) of the Act:

             Common Stock (par value $0.01 per share)
             ________________________________________
                      (Title of class)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer  [ ]       Accelerated Filer          [ ]

Non-Accelerated Filer    [ ]       Smaller reporting Company  [x]

     Indicate  by check mark whether the registrant  is  a  shell company (as defined in Rule 12b-2 of the Act).
[ ]  Yes   [x] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed year end $3,191,027 as of March 26, 2010.
________________________________

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 26, 2010 there were 1,560,404,297 shares of
         ________________________________________________________
the issuer's common stock outstanding.
______________________________________

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

On January 8, 2009, Igene entered into an agreement with Archer-Daniels-Midland Company ("ADM") pursuant to which the Company and ADM formed a joint venture, Naturxan LLC ("Naturxan") to manufacture and sell astaxanthin and derivative products throughout the world. Both the Company and ADM have a 50% ownership interest in Naturxan and have equal representation on the Board of Managers of Naturxan.

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

Research and Development

As of December 31, 2009, Igene had expended approximately $20,770,000 on research and development since its inception on October 27, 1981. Sales of astaxanthin (through Igene and its two joint ventures) resulted in revenues of $61,000,000 as of December 31, 2009, $39,500,000 of which were realized through joint ventures. For the year ended December 31, 2009, $4,000,000 of this revenue was recorded on the books of Igene. Igene will continue to incur research and development costs in connection with improvements in its existing processes and products, but it does not anticipate development of new processes and products in 2010.

Research and development expenditures for each of the last two years are as follows:

     2009   $ 1,851,118
     2008   $ 1,655,908

Igene's research and development activities have resulted in  the
development  of processes  to  produce  the  product   AstaXin(R)
hereinafter discussed.

Commercial Products

AstaXin(R)

AstaXin(R) is Igene's registered trademark for its dried yeast product made from a proprietary strain of yeast developed by Igene. AstaXin(R) is a natural source of astaxanthin, a pigment which imparts the characteristic red color to the flesh of salmon, trout, prawns and certain other types of fish and shellfish. In the ocean, salmon and trout obtain astaxanthin from krill and other planktonic crustaceans in their diet. A krill and crustacean diet would be prohibitively expensive for farm-raised salmonids. Without the addition of astaxanthin, the flesh of such fish is a pale, off-white color, which is less appealing to consumers expecting the characteristic "salmon-colored" fish. Fish feeding trials in Europe, Asia, and North and South America have demonstrated the efficacy of AstaXin(R) in pigmenting fish. Igene derived revenue during 2009 from sales of AstaXin(R), the majority of which were to fish producers in the aquaculture industry in the European Union, Japan, Chile and Canada, and marketing efforts for AstaXin(R) are global.
Marketing efforts are through Igene and Naturxan personnel to both farmers and feed manufacturers.

Based on studies of worldwide production of farm raised salmon, Igene believes the market for astaxanthin as a color additive in salmon feed exceeds 184 metric tons of AstaXin(R). A single competitor, who produces a chemically synthesized product, presently controls more than 80% of the world market for astaxanthin as a pigment for aquaculture.

During 2001, Igene began investigating other possible commercial uses of astaxanthin, including its application as a human nutritional supplement. Igene has formulated natural astaxanthin as a super-antioxidant, AstaXin(R), for the North American dietary supplement market. Antioxidants are one of the largest product categories in the health and nutrition industry. Attempts to pursue this business have only been minimal in the past and will intensify in 2010.

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

Competition

Competitors in the biotechnology field in the United States and elsewhere are numerous and include major chemical, pharmaceutical and food companies, as well as specialized biotechnology companies. Competition can be expected to increase as small biotechnology companies continue to be purchased by major multinational corporations with substantial resources. Competition is also expected to increase with the introduction of more diverse products developed by biotechnology firms, increasing research cooperation among academic institutions and large corporations, and continued government funding of research and development activities in the biotechnology field, both in the United States and overseas. Unlike the majority of biotechnology companies, which are developing products principally for the pharmaceutical industry, Igene has focused its own activities on the development of proprietary products for use in the aquaculture and nutritional supplement industries. In the future, however, competitors may offer products, that, by reason of price, or efficacy, or more substantial resources for technology advances, may be superior to Igene's existing or future products.

A single large pharmaceutical company presently dominates the market for astaxanthin pigment for aquaculture in which Igene's product, AstaXin(R), is presently marketed and sold. Igene believes that AstaXin(R), which is made from yeast, will compete with this dominant producer and other producers whose products are chemically synthesized, based on its use of natural ingredients. As consumers and producers of fish become more aware of other alternatives, Igene believes that they will desire natural ingredients, such as those in AstaXin(R).

Several companies are also known to be developing and marketing other natural astaxanthin products. Some of these companies' products are made from algae, while others are made from yeast. Igene believes that AstaXin(R) will compete with other companies' astaxanthin products which are made from algae, due to what we believe are Igene's higher production capacity and lower production costs, but can provide no assurances in that regard. Igene also believes that AstaXin(R) will compete with other companies' astaxanthin products which are also made from yeast due to Igene's proprietary process to disrupt yeast cell walls, which, as studies have shown, makes AstaXin(R) more readily absorbed by fish.

Igene is also beginning to explore the possible use of AstaXin(R) as a human nutritional supplement. This market is attractive because of potentially higher profit margins. Other companies are known to also be developing and marketing astaxanthin products for the human nutritional supplement market. Igene cannot yet predict how competitive it would be in this market.

On January 8, 2009, Igene entered into an agreement with Archer-Daniels-Midland Company ("ADM") pursuant to which the Company and ADM formed a joint venture, Naturxan LLC ("Naturxan") to manufacture and sell astaxanthin and derivative products throughout the world. Each of the Company and ADM has a 50% ownership interest in Naturxan and has equal representation on the Board of Managers of Naturxan. It is hoped that Igene's technology joined with ADM manufacturing will improve their joint position in the market.

Sources and Availability of Raw Materials

Raw materials used in the manufacture of AstaXin(R) consist principally of agricultural commodities widely available in world markets from many suppliers, which may be used interchangeably. We do not anticipate significant price fluctuations or changes in availability in these raw materials in the near future, but can provide no assurances in that regard.

Employees

At December 31, 2009, Igene had eighteen full-time employees, five of which are in administration and/or marketing, and thirteen of which are engaged in research, process development and support of manufacturing activities. Fifteen employees are based in the U.S. and three are based in Chile. Igene also utilizes various consultants on an as-needed or short-term basis.

None  of  Igene's employees are represented by a labor union  and
Igene  has  experienced no work stoppages.   Igene  believes  its
relations with its employees are satisfactory.

ITEM 1A.  RISK FACTORS

Igene is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange
Act") and is not required to provide the information required under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

Igene leases approximately 8,500 square feet of space in the Oakland Ridge Industrial Park located at 9110 Red Branch Road, Columbia, Maryland. Igene occupies the premises under a lease extension which expires on January 31, 2011. The approximate current annual rent is $125,000. Approximately 2,000 square feet is used for executive and administrative offices and approximately 2,500 square feet is used for research and development activities. The remaining 4,000 square feet of space is used for Igene's intermediate-stage or scale-up pilot plant facility.

Igene leases approximately 220 square feet of office space in Puerto Varas, Chile to conduct marketing and technical support
activities  by  its  full-time technical  representatives.   This
lease renews annually in December of each year unless terminated by prior notice. Igene also leases warehouse space on a month-to-month basis as needed for product storage.

Igene currently owns or leases sufficient equipment and facilities for its research operations and all of this equipment is in satisfactory condition and is adequately insured. There are no current plans for improvement of this property. When Igene's product inventory increases, additional warehouse space is leased on a month-to-month basis.

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

                            PART II


ITEM 5.   MARKET   FOR   REGISTRANT'S  COMMON   EQUITY,   RELATED
          STOCKHOLDER  MATTERS  AND ISSUER  PURCHASES  OF  EQUITY
          SECURITIES

Common Stock

Commencing on or about June 12, 1989, Igene's common stock began quotation on the over-the-counter market on a limited basis and is quoted on Pink Sheets. The following table shows, by calendar quarter, the range of representative bid prices for Igene's common stock for 2009 and 2008.


          Calendar Quarter                High        Low
          ________________                ____        ____
   2009:  First Quarter                   $0.0150     $0.0050
          Second Quarter                  $0.0140     $0.0050
          Third Quarter                   $0.0250     $0.0066
          Fourth Quarter                  $0.0106     $0.0031

   2008:  First Quarter                   $0.0180     $0.0130
          Second Quarter                  $0.0150     $0.0060
          Third Quarter                   $0.0130     $0.0060
          Fourth Quarter                  $0.0120     $0.0020


Igene obtained the above information through Pink Sheets, LLC, a national quotation bureau. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. The above quotations do not reflect the "asking price" quotations of the stock.

The approximate number of record holders of Igene's common stock as of March 16, 2010, was 250. As of March 16, 2010, the high bid and low offer prices for the common stock, as shown on Pink
Sheets were $0.0134 and $0.010, respectively.

Dividend Policy

When and if funds are legally available for such payment under statutory restrictions, Igene may pay annual cumulative dividends on the preferred stock of $0.64 per share on an annual basis. During 1988, Igene declared and paid a cash dividend of $0.16 per share on its preferred stock. In December 1988, Igene suspended payment of the quarterly dividend of $0.16 per share of preferred stock. No dividends on preferred stock have been declared or paid since 1988. Any resumption of dividend payments on preferred stock would require significant improvement in cash flow. Preferred stock dividends are payable when and if declared by Igene's board. Unpaid dividends accumulate for future payment or addition to the liquidation preference and redemption price of the preferred stock. As of December 31, 2009, total dividends in arrears on Igene's preferred stock equaled $151,422 (or $13.60 per share) on Igene's Series A Preferred Stock and are included in the carrying value of the Series A Preferred Stock.

Dividends on common stock are currently barred by the preferential rights of holders of preferred stock. Igene has paid no cash dividends on its common stock in the past and does not intend to declare or pay any dividends on its common stock in the foreseeable future.

                                -8-
8% Notes

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

On December 3, 2008, Igene completed an offering to exchange 145,600 of our shares of common stock, par value $0.01 per share, for each $1,000 principal amount of the 8% Notes outstanding and accrued interest thereon. As of that date, $4,759,767 of 8% Notes principal were outstanding, with $4,064,450 accrued interest thereon. Of these notes, $4,436,515 of notes principal with $3,788,419 of interest were exchanged for 645,956,606 shares of Igene common stock at a price of $0.005 per share. As a result, an addition to additional paid in capital of $4,995,151 was recorded on the retirement, pursuant to accounting literature for related party debt forgiveness.

Securities Authorized for Issuance Under Equity Incentive Plans


  Equity Compensation Plan Information as of December 31, 2009


                                                                          Number of securities
                                                                          remaining available for
                                                                          future issuance under
                         Number of securities to   Weighted-average       equity compensation
                         be issued upon exercise   exercise price of      plans (excluding
                         of outstanding options,   outstanding options,   securities reflected in
Plan category            warrants and rights       warrants and rights    column (a))
______________________   _______________________   ____________________   ________________________
                                    (a)                    (b)                       (c)

Equity compensation
plans approved by
security holders <FN1>              ---                    ---                   300,000,000

Equity compensation
plans not approved by
security holders                    ---                    ---                       ---
                         _______________________   ____________________   _________________________

   TOTAL                            ---                   $0.00                  300,000,000
                         _______________________   ____________________   _________________________


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

On November 28, 2008, Igene commenced offerings to exchange shares of its common stock for its publicly and privately held
debt.   On  December  3, 2008, a total of 645,956,606  shares  of
Igene common stock were exchanged for $4,436,515 in aggregate principal amount of Igene's publicly held 8% notes and $3,788,419 in related accrued interest. An additional 762,210,163 shares of Igene common stock were issued in exchange for $5,618,090 in aggregate principal amount of Igene's privately held notes and debentures, $3,073,015 of related interest, and 126,729,316 associated warrants, summarized as follows:

  - On December 18, 66,371,244 shares of Igene's common stock were issued in consideration of $762,000 in aggregate principal amount of 5% convertible debentures and $67,641 of related accrued interest.

  - On December 18, 528,578,590 shares of Igene's common stock were issued in consideration of $3,814,212 in aggregate principal amount of 8% convertible debentures, $2,204,106 of related accrued interest and associated warrants to purchase 66,427,650 shares of common stock.

  - On December 18, 147,451,719 shares of Igene's common stock were issued in consideration of $1,041,878 in aggregate principal amount of variable rate notes and $801,269 of related accrued interest. In addition, related warrants to purchase 60,301,666 shares of common stock were exchanged for 19,808,610 shares of Igene's common stock.

ITEM 6.   SELECTED FINANCIAL DATA

Igene is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report set forth management's intentions, plans, beliefs, expectations or predictions of the future based on current facts and analyses. Actual results may differ materially from those indicated in such statements, due to a variety of factors including competitive pressures from other companies and within the biotech industry, economic conditions in Igene's primary markets, exchange rate fluctuations, reduced product demand, increased competition, unavailability of production capacity, unavailability of financing, government action, weather conditions and other uncertainties, including those detailed in any "Risk Factors" that may be included from time to time in Igene's Securities and Exchange Commission (the "SEC") filings.

Results of Operations
_____________________

On January 8, 2009, Igene entered into an agreement with Archer-Daniels-Midland Company ("ADM") pursuant to which the Company and ADM formed Naturxan, for the purpose of manufacturing and selling astaxanthin and derivative products throughout the world. Each of the Company and ADM has a 50% ownership interest in Naturxan and has equal representation on the Board of Managers of Naturxan.

Sales and other revenue

Igene recorded sales in the amounts of $3,957,903 and $7,644,477, respectively, for 2009 and 2008, a decrease of $3,686,574 or 48%. Sales had been limited in past years due to insufficient production quantity and have been limited in the current period as Igene has completed selling the inventory remaining from the joint venture with Tate & Lyle. On January 8, 2009, Igene entered into an agreement with ADM pursuant to which the Company and ADM formed a joint venture to manufacture and sell astaxanthin. All product manufactured through the joint Venture is being recorded as part of Naturxan. Management believes that this will provide saleable product that will allow Igene to be competitive in the market place and allow for increased sales in the future, though no assurances can be provided in this matter. All future sales of product will be recorded through the Naturxan joint venture.

Cost of sales and gross profit

Igene recorded cost of sales in the amounts of $2,942,340 and $6,395,062, respectively, for 2009 and 2008, a decrease of
$3,452,722 or 54%. This resulted in a gross profit of $1,015,563, or 26% for the year ended December 31, 2009 and gross profit of $1,249,415, or 16% for the year ended December 31, 2008. The gross profit is mainly attributable to the discount in which the product was purchased at the conclusion of the joint venture with Tate & Lyle. On January 8, 2009, Igene entered into an agreement with ADM pursuant to which the Company and ADM formed a joint venture to manufacture and sell astaxanthin. All product manufactured through the joint Venture is being recorded as part of Naturxan. Management believes that this will provide saleable product that will allow Igene to be competitive in the market place and allow for increased sales in the future, though no assurances can be provided in this matter. All future sales of product will be recorded through the Naturxan joint venture.

Loss from Joint Venture

For the year ended December 31, 2009, Igene recorded a loss from Naturxan of $1,094,502. On January 8, 2009, Igene entered into an agreement with Archer-Daniels-Midland Company ("ADM") pursuant to which the Company and ADM formed a joint venture (the "Naturxan") to manufacture and sell astaxanthin and derivative products throughout the world. Each of the Company and ADM has a 50% ownership interest in Naturxan and has equal representation on the Board of Managers of Naturxan.

On October 31, 2007, Igene terminated its relationship with Tate & Lyle. Igene maintained the saleable inventory after the termination of the relationship. Igene sold the existing inventory in order to maintain its relationship with customers and used these funds to cover expenses. Naturxan began selling product in the Third quarter of 2009 and preparation for full scale production of product continues. For 2009, revenues from sales of product were $4,653,810. Cost of sales for the period was $4,103,028 resulting in a gross profit of $550,782 or 12%. Expenses recorded by Naturxan were $2,739,786 resulting in a net loss of $2,189,004 for the year ended December 31, 2009. Igene's 50% interest resulted in the $1,094,502 loss recorded. Management believes that Naturxan will provide saleable product that will allow Igene to be competitive in the market place and allow for increased sales in the future, though no assurances can be provided in this matter.

Expenses reimbursed by Joint Venture

On January 8, 2009, Igene entered into an agreement with ADM pursuant to which the Company and ADM formed a joint venture to manufacture and sell astaxanthin. Management believes that this venture should provide cash flow from operations, though there can  be  no  assurance in this matter.  As part of the ADM  Joint
Venture Agreement, a portion of expenses incurred by Igene related to production, research and development, those related to the marketing of AstaXin(R), as well as those expenses related to general and administrative functions of the Joint Venture are considered expenses of the Joint Venture and are therefore subject to reimbursement by Naturxan. For the year ended December 31, 2009, such reimbursements totaled $2,086,166. The expenses included the $1,800,852 of research and development expenses, $139,238 of marketing expenses, and $146,076 of general and administrative expenses.

As part of the Joint Venture Agreement with ADM, expenses incurred by Igene related to production, research and development, as well as those related to the marketing of AstaXin(R), and some of the general and administrative expenses, were considered expenses of the Joint Venture and therefore were reimbursed by the Joint Venture.

Marketing and selling expenses

Marketing and selling expenses for 2009 were $387,916, a decrease of $343,178, or 47%, from the marketing and selling expenses of $731,094 for 2008. With the creation of Naturxan, responsibility for the marketing and selling function is being assumed by the Joint Venture. It is expected that marketing and selling expenses will fluctuate as activities continue to maintain customer base through the period of transition in which the development of production continues. However, no assurances can be made with regard to a new source of production or the maintenance of the customer base. Expenses are expected to be funded by Naturxan and cash flows from operations, to the extent available for such purposes. During 2009, Naturxan reimbursed $160,070 of the foregoing marketing expenses.

Research, development and pilot plant expenses

Research, development and pilot plant expenses for 2009 and 2008 were $1,851,118 and $1,655,908, respectively, reflecting an increase of $195,210 or 12%. This increase is partially attributable to expenses related to the development of the joint venture with ADM and expenses related to support increasing the efficiency of the manufacturing process through experimentation in Igene's pilot plant, undertaken in an attempt to develop higher yielding strains of yeast and other improvements in
Igene's AstaXin(R) technology. Igene has undertaken such initiatives with the goal to reduce costs for salable product marketed by Naturxan; however, no assurances can be made in that regard. Expenses are expected to be funded by Naturxan and cash flows from operations, to the extent available for such purposes. During the year ended December 31, 2009, $1,753,675 of the research and development expenses was reimbursed by Naturxan.

General and administrative expenses

General and administrative expenses for 2009 decreased by $212,641, or 20%, from 2008 (to $838,062 from $1,050,703). These costs are expected to remain at this reduce amount. Igene works to reduce overhead costs and spend funds on research and development efforts. A portion of this cost is expected to be covered by Naturxan as reimbursement for the overhead expenses incurred on the part of Naturxan operations. The majority of these expenses will need to be funded by cash flows from operations, to the extent available for such purposes. $146,076 of the 2009 general and administrative cost was reimbursed by Naturxan.

Interest expense (net of interest income)

Interest expense for 2009 and 2008 was $97,520 and $2,028,460, respectively, a decrease of $1,930,940 or 95%. This interest expense was composed of interest on Igene's long term financing from its directors and other stockholders and interest on Igene's subordinated and convertible debentures, as well as amortization of discount on Igene's notes and debentures of $10,276 for 2009 and $1,294,680 for 2008. The reduction in this expense is due to the recapitalization undertaken by Igene during the fourth quarter of 2008, and the conversion of the majority of the Igene debt into an equity position (see Note 3).

Additional paid in capital adjustment from termination of debt

On November 28, 2008, Igene commenced offerings to exchange shares of its common stock for its publicly and privately held debt. On December 3, 2008, a total of 645,956,606 shares of Igene common stock were exchanged for $4,436,515 in aggregate principal amount of Igene's publicly held 8% notes and $3,788,419 in related accrued interest. An additional 762,210,163 shares of Igene common stock were issued in exchange for $5,618,090 in aggregate principal amount of Igene's privately held notes and debentures, $3,073,015 of related interest, and 126,729,316 associated warrants, summarized as follows:

  - On December 18, 66,371,244 shares of Igene's common stock were issued in consideration of $762,000 in aggregate principal amount of 5% convertible debentures and $67,641 of related accrued interest.

  - On December 18, 528,578,590 shares of Igene's common stock were issued in consideration of $3,814,212 in aggregate principal amount of 8% convertible debentures, $2,204,106 of related accrued interest and associated warrants to purchase 66,427,650 shares of common stock.

  - On December 18, 147,451,719 shares of Igene's common stock were issued in consideration of $1,041,878 in aggregate principal amount of variable rate notes and $801,269 of related accrued interest. In addition, related warrants to purchase 60,301,666 shares of common stock were exchanged for 19,808,610 shares of Igene's common stock.

As this was a transaction with a related party, Igene recorded additional paid in capital as a result of the termination of this private debt in the amount of $3,654,595. This plus the gain on the public notes of $4,995,151 resulted in a total of $8,649,746 in connection with the exchanges, which was recorded as an addition to additional paid in capital, pursuant to accounting literature for related party debt forgiveness.

Other income

Igene had other income in 2009 of $1,026,642. Of this amount, $1,025,741 is a one-time occurrence related to a liability recorded in a prior period related to the termination of the joint venture with Tate & Lyle. On February 26, 2009, Igene signed a settlement agreement of past obligations and made a final payment to Tate & Lyle in the amount of $714,227. At the termination of the joint venture, Igene recorded liabilities of $890,000 for payments of past payables of the joint venture as well as $51,000 for costs related to collection of receivables of the joint venture. The expense was recorded when it was thought Igene could be liable for it, but with the exception of the $5,000,000 liability related to future revenue (see Note 2), Igene has settled its debt to Tate & Lyle.

Net loss and basic and diluted net loss per common share

As a result of the foregoing results of operations, Igene reported comprehensive loss of $64,708 for 2009 and comprehensive loss of $4,008,720 for 2008. This resulted in a net loss of $0.00 per basic and diluted common share for 2009 based on a weighted average of common stock outstanding of 1,537,789,530. For 2008, this resulted in a net loss of $0.02 per basic common share, based on a weighted average of common stock outstanding of 187,037,119. The increase in outstanding shares resulted mainly from the shares related to the recapitalization undertaken by Igene during the fourth quarter of 2008, and the conversion of the majority of the Igene debt into an equity position (see Note
3).

Financial Position

During 2009 and 2008, the following also affected Igene's financial position:

  -   During 2009, decreases in accounts receivable of $1,043,838 and  decreases  in  inventory of $2,398,520 were sources of
      cash.   This  allowed  for decreases in accounts payable of
      $2,384,050.

  - During 2008, decreases in accounts receivable of $1,673,117 and decreases in inventory of $5,661,257 were sources of cash. This allowed for decreases in accounts payable of $4,326,565.

Since December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of December 31, 2009, total dividends in arrears on Igene's Series A preferred stock equaled $151,422 (or $13.60 per share) and are included in the carrying value of the preferred stock.

Liquidity and Capital Resources

Historically,   Igene  has  been  funded  primarily   by   equity
contributions and loans from directors and stockholders.   As  of
December 31, 2009, Igene had working capital of $2,099,781, and cash and cash equivalents of $1,295,222.

Cash used by operating activities in 2009 was $97,049 as compared to cash provided of $705,610 in 2008.

Cash used by investing activities in 2009 was $171,779 as compared to $226,166 used by investing activities in 2008.

There was no cash provided by or used in financing activities during 2008 or 2009.

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

Igene does not believe that inflation had a significant impact on its operations during 2009 and 2008.

Off-Balance Sheet Arrangements

Igene has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on its financial position, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The following are critical accounting policies important to our financial condition and results of operations presented in the financial statements and require management to make judgments and estimates that are inherently uncertain:

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

The Joint Venture is accounted for under the equity method of accounting as Igene has a 50% ownership interest.

Igene will not recognize the loss of the Joint Venture beyond the investment and advances to the Joint Venture.

The Company reviews intellectual property periodically for impairment and an impairment charge is recorded in the periods in which the recorded carrying value is more than its estimated fair value. The goodwill impairment test is performed annually, or more frequently, in the case of other events that indicate a potential impairment. Evaluation of possible impairment is based on the Company's ability to recover the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pre-tax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
          RISK

Igene is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements follow Part III of this Annual Report on Form 10-K and are hereby incorporated by reference.

ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management's Report on Internal Control Over Financial Reporting
________________________________________________________________

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Our management has identified the following material weaknesses.

  1. As of December 31, 2009, we did not maintain effective controls over the control environment. Specifically, we have not formally adopted a written code of business conduct and ethics that governs the Company's employees, officers and directors. Additionally, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an independent audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

  2. As of December 31, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

  3. As of December 31, 2009, we did not maintain effective controls over equity transactions. Specifically, controls were not designed and in place to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting
____________________________________________________

No change in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B.  OTHER INFORMATION

Pursuant to the terms of an Indenture dated as of March 31, 1998, as amended (the "Indenture") between the Company and American Stock Transfer & Trust Company, as Trustee (the "Trustee"), the Company issued and sold $5,000,000 of its 8% notes (the "8% Notes"). Concurrently with the issuance of the 8% Notes, the Company issued, pursuant to a Warrant Agreement by and between the Company and American Stock Transfer & Trust Company, as warrant agent (the "Warrant Agent") dated as of March 31, 1998, as amended (the "Warrant Agreement"), 50,000,000 warrants to purchase shares of the Company's common stock for $0.10 per share. The warrant purchase price under the Warrant Agreement was reduced to $0.075 per share, and the maturity date of the 8% Notes extended to March 31, 2006, by an amendment to the Indenture and Warrant Agreement dated March 18, 2003 and approved by the requisite number of holders of the 8% Notes. The warrant purchase price was further reduced to $0.56 per share, and the maturity date of the 8% Notes was further extended to March 31, 2009 by a second amendment to the Indenture and Warrant Agreement dated March 28, 2006 and approved by the requisite number of holders of the 8% Notes.

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

                            PART III


ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages, periods of service as a director, principal occupations, business experience and election of our directors are set forth in the Information Statement on Schedule 14C, filed with the Commission on November 24, 2009 in the section entitled "Directors," which information is incorporated herein by reference.


Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of the Section 16(a) reports filed with the SEC and written representations provided to Igene by its officers and directors, and holders of more than ten percent of any class of Igene's registered securities, Igene believes that during fiscal year 2009, (i) one delinquent Form 4 was filed by Stephen Hiu resulting in two transactions being untimely reported, (ii) three delinquent Form 4s were filed by Thomas L. Kempner resulting in 18 transactions being untimely reported,
(iii) two delinquent Form 4s were filed by Michael Kimelman resulting in 11 transactions being untimely reported and (iv) one delinquent Form 4 was filed by Patrick Monahan resulting in two transactions being untimely reported.

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

Corporate Governance

The Audit Committee of the Board of Directors is comprised of one member: Michael G. Kimelman. Mr. Kimelman is an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-
K. Under the Nasdaq Marketplace Rules, in addition to satisfying the independent director requirements under Rule 4200 of such rules, audit committee members must also meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act (subject to the exemptions provided in Rule 10A-3(c)): they must not accept any consulting, advisory, or other compensatory fee from the Company other than for board service, and they must not be an affiliated person of the Company. Mr. Kimelman is not considered independent under the audit committee standards of the Nasdaq Marketplace Rules.


ITEM 11.  EXECUTIVE COMPENSATION

The following tables show the compensation paid or accrued by Igene to each of the three officers (the "named executive officers").

Summary Compensation Table

                                                                    All Other
Name and                                                            Compensation
Principal Position   Year      Salary ($)<FN1>    Stock Awards ($)  ($) <FN2>         Total ($)
__________________   _______   ________________   _______________   _______________   _______________


Stephen Hiu          2009      $ 177,060          $       0         $  15,555         $ 192,615
President            2008        163,575                  0            11,189           174,764
                     2007        153,886                  0             6,396           160,282

Patrick Monahan      2009        154,790                  0            14,155           168,945
Vice President       2008        140,773                  0            10,225           150,998
Secretary and        2007        137,914              10,000<FN3>       5,968           153,882
Director of
Manufacturing

Edward Weisberger    2009        156,752                  0            14,704           171,456
Chief Financial      2008        145,973                  0             9,473           155,446
Officer              2007        132,793                  0             5,712           138,505


<FN1>  Gross salary of the named executive officers listed.

<FN2>  Includes  annual  taxable compensation for health  insurance premium and employer match of 401(k).

<FN3>  Includes issuance of 1,000,000 shares of Igene common  stock at $0.01 per share value based on current stock price in addition to restriction and blockage discounts.

There are no employment agreements or arrangements, written or unwritten, for any of the executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards of each of the named executive officers as of December 31, 2008. All options reflected on the table were repurchased for restricted shares during 2009 and balances were zero as of December 31, 2009.

                  Number of Securities
                  Underlying
                  Unexercised Options     Option Exercise   Option Expiration
Name              (#) Exercisable         Price ($/Share)   Date
_______________   ____________________   ________________   __________________
Stephen Hiu           2,000,000                0.05             01/19/2010
                         45,000                0.065            01/02/2011
                      4,800,000                0.025            08/13/2012
                      5,000,000                0.10             06/25/2014

Patrick Monahan       1,317,500                0.05             01/19/2010
                      2,900,000                0.025            08/13/2012
                      2,000,000                0.10             06/25/2014

Edward Weisberger     2,500,000                0.05             12/01/2011
                        500,000                0.10             06/25/2014
                      1,500,000                0.027            12/09/2015

Retirement Plans

Effective February 1, 2004, Igene discontinued use of the Simple Retirement Plan and began use of a 401(k) savings/retirement plan, or 401(k) Plan. The 401(k) Plan permits Igene's eligible employees to defer annual compensation, subject to limitations imposed by the Internal Revenue Code. All employees that have been employed for six months are eligible for the plan. The plan permits elective contributions by Igene's eligible employees

                              -18-

based under the Internal Revenue Code, which are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. Effective January 1, 2004, Igene made an elective contribution, subject to limitations, of 4% of each eligible employee's compensation for each year. For 2008 that amount was increased to 5%. Igene's contributions to the plan for 2009 and 2008 were $47,081 and $42,657, respectively, which is expensed in the statement of operations.

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

Compensation of Directors

None  of  Igene's directors were compensated for  their  services
during   fiscal   2009.   Directors  Hiu  and  Monahan   received
compensation in their capacities as officers of Igene, as reported in the Summary Compensation Table above.

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

No options to acquire shares of common stock were outstanding under the Plan as of December 31, 2009.

                              -19-

ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL  OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 9, 2010, with respect to beneficial ownership of shares of Igene's outstanding common stock by (i) each person known to Igene to own or beneficially own more than five percent of its common stock or preferred stock, (ii) each director of Igene, and (iii) each named executive officer, and (iv) all directors and executive officers as a group. On March 9, 2010, there were 1,560,426,565 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of February 18, 2010, are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person. Unless otherwise noted, each beneficial owner listed on the table below has sole voting and investment power with respect to his or her shares beneficially owned. No shares of preferred stock are beneficially owned by the persons listed below.


                                                    Common Stock
                                          __________________________________
                                          Number of
Name and Address                          Shares                 Percent (%)
________________                          ____________________   ___________

Directors and officers
______________________

Stephen F. Hiu                                 11,526,633<FN1>         0.74
  9110 Red Branch Road
  Columbia, MD 21045

Thomas L. Kempner                             543,901,561<FN2>        34.84
  61 Broadway
  New York, NY 10006

Michael G. Kimelman                           146,069,174<FN3>         9.10
  100 Park Avenue
  New York, NY 10017

Sidney R. Knafel                              532,711,201<FN4>        34.12
  810 Seventh Avenue
  New York, NY 10019

Patrick F. Monahan                              7,637,200<FN5>         0.49
  9110 Red Branch Road
  Columbia, MD 21045

Edward J. Weisberger                            4,049,697<FN6>         0.26
  9110 Red Branch Road
  Columbia, MD 21045

All Directors and Officers                  1,241,895,466<FN7>        79.55
  as a Group (6 persons)

Others
_______

Sheila Baird                                  111,559,750<FN8>         7.15
  100 Park Avenue
  New York, NY 10017

<FN1>  Includes 11,526,633 shares held directly or indirectly  by Dr. Hiu.

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

<FN3>  Includes 142,069,174 shares held directly or indirectly  by  Mr. Kimelman.

<FN4>  Includes 532,711,201 shares held directly or indirectly  by  Mr. Knafel.

<FN5>  Includes 7,637,200 shares held directly or indirectly by Mr.  Monahan.

<FN6>  Includes 4,049,697 shares held directly by Mr. Weisberger.

<FN7>  Includes 1,241,895,466 shares of common stock.

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

On November 28, 2008, Igene commenced offerings to exchange shares of its common stock for its publicly and privately held debt. Much of Igene's indebtedness was held by current and former directors. The related party transactions in connection with the exchange offerings are described below:

  - As a result of this transaction, 33,185,622 shares of Igene's common stock were issued to each of Thomas Kempner and Sidney Knafel, directors of the Company, in exchange for the 5% convertible debenture in the principal amount of $381,000 and $33,820 in related interest, held by each of them.

  - As a result of this transaction, 152,729,546 shares of Igene's common stock were issued to each of Thomas Kempner and Sidney Knafel, directors of the Company, in exchange for the 8% convertible debenture in the principal amount of $1,107,106 and $655,170 in related interest and warrants, held by each of them.

  - As a result of this transaction, 279,625,624 shares of Igene's common stock were issued to Thomas Kempner and 276,004,622 shares of Igene's common stock were issued to Sidney Knafel, directors of the Company, in exchange for their 8% notes and accrued interest.

  - As a result of this transaction, 51,070,264 shares of Igene's common stock were issued to Thomas Kempner and 43,324,547 shares of Igene's common stock were issued to Sidney Knafel, directors of the Company, in exchange for their variable rate demand notes and accrued interest.

In order to provide the Company with working capital as the inventory received from the termination of the joint venture with Tate & Lyle PLC is sold and the receivables are collected, on December 12, 2007, the Company issued and sold an aggregate principal amount of $300,000 in 8.5% secured notes, $150,000 to each of Thomas Kempner and Sidney Knafel. These notes are secured by the accounts receivable of the Company. As of December 31, 2009 these notes have accrued $31,875 of interest, and no payments have been made.

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

In order to provide the Company with sufficient funds to settle the litigation with the holders of the convertible notes issued by the Company in 2001, on February 15, 2007, the Company issued and sold an aggregate principal amount of $762,000 in 5% convertible debentures, $381,000 to each of Thomas Kempner and Sidney Knafel, directors of the Company. These debentures are convertible into shares of the Company's common stock at $0.02 per share based on the offer made to the original debenture holders as the market price of the Company's common shares as of February 26, 2007. As reported above, these debentures in the aggregate principal amount of $762,000, and the related interest in the aggregate amount of $67,641, were converted into 66,371,244 shares of Igene's common stock in connection with the exchange offerings.

Director Independence

Since Igene is not a listed company, it has determined to apply rule 4200(a)(15) of the Nasdaq Marketplace Rules to determine independence of its directors. Based on such rule, Igene has determined that none of its directors are deemed to be independent and that, accordingly, the sole member of its audit committee, Michael G. Kimelman, is not independent.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

                  REGISTERED PUBLIC ACCOUNTANTS

The accounting firm of M&K CPAS, PLLC ("M&K") audited the financial statements of the Company for the fiscal years 2009 and 2008. M&K has advised the Company that neither the accounting firm nor any of its members or associates has any direct financial interest in or any connection with the Company other than as independent public auditors.

                     AUDIT FEES AND SERVICES

The following table shows the aggregate fees paid or accrued by the Company for the audit and other services provided by M&K for fiscal years 2009 and 2008:

                        FY 2009         FY 2008
                      ___________     ____________
Audit Fees            $   70,000      $    85,000
Audit-Related Fees             0                0
Tax Fees                       0            1,500
All Other Fees                 0                0
                      __________      ___________

       TOTAL          $   70,000      $    86,500


Audit services provided by M&K for fiscal years 2009 and 2008 consisted of the audit of the consolidated financial statements and quarterly reviews of financial statements. "Tax Fees" include charges primarily related to tax return preparation and tax consulting services.

In 2003, the SEC adopted a rule pursuant to the Sarbanes-Oxley Act of 2002 that, except with respect to certain de minimis services discussed below, requires audit committee pre-approval of audit and non-audit services provided by the Company's independent auditors. The audit committee reviews and pre-approves audit and non-audit services of the independent auditors in conformity with the requirements of Sarbanes-Oxley. All of the 2009 and 2008 services described above were pre-approved by the audit committee pursuant to this SEC rule.

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

*Filed herewith

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     _______________________________________________________

To the Board of Directors
IGENE Biotechnology, Inc.
Columbia, Maryland

We have audited the accompanying consolidated balance sheets of IGENE Biotechnology, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IGENE Biotechnology, Inc. as of December 31, 2009 and 2008, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
____________________
    M&K CPAS, PLLC

www.mkacpas.com
_______________
Houston, Texas

March 31, 2010


                               IGENE Biotechnology, Inc. and Subsidiary
                                     Consolidated Balance Sheets


                                                                          December 31,
                                                                _______________________________
                                                                          2009             2008
                                                                ______________   ______________
ASSETS
______
CURRENT ASSETS
  Cash and cash equivalents                                     $   1,295,222    $   1,488,011
  Accounts receivable                                                   1,929        1,045,767
  Inventory                                                               ---        2,398,520
  Due from Naturxan - related party                                 2,318,085              ---
  Prepaid expenses and other current assets                            44,452           23,702
                                                                ______________   ______________
    TOTAL CURRENT ASSETS                                            3,659,688        4,956,000

  Property and equipment, net                                         852,894          831,838
  5 year non-compete, net                                              92,386          123,181
  Intellectual property                                               149,670          149,670
  Other assets                                                          5,125            5,125
                                                                ______________   ______________

    TOTAL ASSETS                                                $   4,759,763    $   6,065,814
                                                                ==============   ==============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
________________________________________
CURRENT LIABILITIES
  Accounts payable and accrued expenses                         $     465,405    $   2,849,455
  Guarantee in debt of Naturxan - related party                     1,094,502              ---
                                                                ______________   ______________

    TOTAL CURRENT LIABILITIES                                       1,559,907        2,849,455

LONG-TERM DEBT
  Notes payable, net                                                  363,874          353,598
  Contingent liability on joint venture separation                  5,000,000        5,000,000
  Accrued interest                                                    338,059          307,247

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative, convertible, voting, series A, $0.01 par value per share.
  Stated value $21.60 and $20.96, respectively per share.
  Authorized 1,312,500 shares; issued and outstanding 11,134 shares.  Redemption amount $240,494 and $233,377,
  respectively.                                                       240,494          233,377
                                                                ______________   ______________

    TOTAL LIABILITIES                                               7,502,334        8,743,677
                                                                ______________   ______________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock -- $0.01 par value per share.  Authorized
    3,000,000,000 shares; issued and outstanding 1,560,404,297
    and 1,518,503,841 shares respectively                          15,604,043       15,185,038
  Additional paid-in capital                                       34,466,644       34,885,649
  Accumulated deficit                                             (52,871,514)     (52,730,767)
Accumulated other comprehensive income (loss)                          58,256          (17,783)
                                                                ______________   ______________

    TOTAL STOCKHOLDERS' DEFICIENCY                                 (2,742,571)      (2,677,863)
                                                                ______________   ______________

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY              $   4,759,763    $   6,065,814
                                                                ==============   ==============


The accompanying notes are an integral part of the consolidated financial statements.

                              -26-

                             IGENE Biotechnology, Inc. and Subsidiary
                              Consolidated Statements of Operations


                                                                       December 31,
                                                            ________________________________
                                                                       2009             2008
                                                            _______________  _______________
REVENUE
_______
   Sales                                                    $    3,957,903   $    7,644,477
   Cost of sales                                                 2,942,340        6,395,062
                                                            _______________  _______________

   GROSS PROFIT                                                  1,015,563        1,249,415

   LOSS OF JOINT VENTURE                                        (1,094,502)             ---
                                                            _______________  _______________
OPERATING EXPENSES
__________________
   Marketing and selling                                           387,916          731,094
   Research, development and pilot plant                         1,851,118        1,655,908
   General and administrative                                      838,062        1,050,703
   Less expenses reimbursed by Joint Venture                    (2,086,166)             ---
                                                            _______________  _______________

   TOTAL OPERATING EXPENSES                                        990,930        3,437,705
                                                            _______________  _______________

   OPERATING (LOSS)                                             (1,069,869)      (2,188,290)

   OTHER INCOME                                                  1,026,642          225,813

INTEREST EXPENSE (including amortization of debt
  discount of $10,276 for 2009, and $1,294,680 for 2008)           (97,520)      (2,028,460)
                                                            _______________  _______________
   NET (LOSS)                                               $     (140,747)  $   (3,990,937)
                                                            _______________  _______________
OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign exchange translation gain (loss)                         76,039          (17,783)

   TOTAL COMPREHENSIVE LOSS                                 $      (64,708)  $   (4,008,720)
                                                            ===============  ===============
   NET (LOSS) PER COMMON SHARE BASIC AND FULLY DILUTED      $         0.00   $        (0.02)

                                                            ===============  ===============
   WEIGHTED AVERAGE SHARES OUTSTANDING                       1,537,789,530      187,037,119
                                                            ===============  ===============

The accompanying notes are an integral part of the consolidated financial statements.


                              -27-

                                            IGENE Biotechnology, Inc. and Subsidiary
                                      Consolidated Statements of Stockholders' Deficiency
                                             Years ended December 31, 2009 and 2008



                                             Common Stock             Additional
                                    _____________________________     Paid-in      Accumulated    Comprehensive  Stockholders'
                                       # Shares         Amount        Capital        Deficit      Income (Loss)  Deficiency
                                    ______________  _____________   _____________  _____________  _____________  _____________
Balance at December 31, 2007          110,337,072   $  1,103,371    $ 33,276,687   $(48,739,830)  $        ---   $(14,359,772)
                                    ______________  _____________   _____________  _____________  _____________  _____________

Exchange of debt for equity           645,956,606      6,459,566       1,765,419            ---            ---      8,224,985

Exchange of debt for equity           762,210,163      7,622,101        (156,457)           ---            ---      7,465,644

Loss due to currency translation              ---            ---             ---            ---        (17,783)       (17,783)

Net loss for 2008                             ---            ---             ---     (3,990,937)           ---     (3,990,937)
                                    ______________  _____________   _____________  _____________  _____________  _____________


Balance at December 31, 2008        1,518,503,841   $ 15,185,038    $ 34,885,649   $(52,730,767)  $    (17,783)  $ (2,677,863)
                                    ______________  _____________   _____________  _____________  _____________  _____________

Exchange of employee
  options for equity                   41,900,456        419,005        (419,005)           ---            ---            ---

Gain due to currency
  translation                                 ---            ---             ---            ---         76,039         76,039

Net loss for 2009                             ---            ---             ---       (140,747)           ---       (140,747)
                                    ______________  _____________   _____________  _____________  _____________  _____________

Balance at December 31, 2009        1,560,404,297   $ 15,604,043    $ 34,466,644   $(52,871,514)  $     58,256   $ (2,742,571)
                                    ==============  =============   =============  =============  =============  =============



The accompanying notes are an integral part of the consolidated financial statements.



                                IGENE Biotechnology, Inc. and Subsidiary
                                 Consolidated Statements of Cash Flows


                                                                           December 31,
                                                                __________________________________
                                                                            2009              2008
                                                                ________________  ________________
CASH FLOWS FROM OPERATING ACTIVITIES
____________________________________
  Net (loss)                                                    $      (140,747)  $    (3,990,937)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
     Amortization of debt discount                                       10,276         1,294,680
     Depreciation                                                       150,723           107,821
     Loss of joint venture                                            1,094,502               ---
     Gain on forgiveness of debt                                     (1,025,741)              ---
     Advances to joint venture                                       (2,318,085)              ---
     Amortizations of customer contracts and non-compete                 30,795           264,454
     Increase in preferred stock for cumulative dividend
     classified as interest                                               7,117             7,134
  Decrease (increase) in:
     Accounts receivable                                              1,043,838         1,673,117
     Inventory                                                        2,398,520         5,661,257
     Prepaid expenses and other assets                                  (20,750)           14,649
  Increase (decrease) in:
     Accounts payable and other accrued expenses                     (1,327,497)       (4,326,565)

                                                                ________________  ________________

     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                   (97,049)          705,610
                                                                ________________  ________________

CASH FLOWS FROM INVESTING ACTIVITIES
____________________________________
  Cash used for purchase of property and equipment                     (171,779)         (226,166)
                                                                ________________  ________________
     NET CASH USED IN INVESTING ACTIVITIES                             (171,779)         (226,166)
                                                                ________________  ________________

CASH FLOWS FROM FINANCING ACTIVITIES
____________________________________
     NET CASH PROVIDED BY FINANCING ACTIVITIES                              ---               ---
                                                                ________________  ________________

GAIN (LOSS) DUE TO CURRENCY TRANSLATION                                  76,039           (17,783)

NET DECREASE IN CASH AND CASH EQUIVALENTS                               192,789           461,661

CASH AND CASH EQUIVALENTS - BEGINNING OF THE YEAR                     1,488,011         1,026,350
                                                                ________________  ________________
CASH AND CASH EQUIVALENTS - END OF THE YEAR                     $     1,295,222   $     1,488,011
                                                                ================  ================

SUPPLEMENTARY DISCLOSURE AND CASH FLOW INFORMATION
__________________________________________________
  Cash paid during the year for interest                        $           ---   $           ---
  Cash paid during the year for income taxes                                ---               ---

NON-CASH TRANSACTIONS
_____________________
  Exchange of debt for common stock                             $           ---   $    15,690,630
  Exchange of options for common stock                          $       419,005   $           ---



The accompanying notes are an integral part of the consolidated financial statements.


              IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
               Years ended December 31, 2009 and 2008


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

    On January 8, 2009, Igene entered into an agreement with Archer-Daniels-Midland Company ("ADM") pursuant to which the Company and ADM formed a joint venture ("Naturxan") to manufacture and sell astaxanthin and derivative products throughout the world. Each of the Company and ADM has a 50% ownership interest in Naturxan and has equal representation on the Board of Managers of Naturxan.

    Principles of Consolidation
    ___________________________

    The  accounts  of  our other wholly-owned  subsidiary,  Igene
    Chile,  are included in the consolidation of these  financial
    statements.    All  significant  intercompany  accounts   and
    transactions have been eliminated in consolidation.

    Cash and Cash Equivalents
    _________________________

    Igene considers cash equivalents to be short-term, highly liquid investments that have original maturities of less than 90 days. These include interest bearing money market accounts. There were no cash equivalents as of December 31, 2009 or 2008.

              IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
               Years ended December 31, 2009 and 2008


    Accounts Receivable
    ___________________

    Accounts  receivable  are  stated at  the  amount  management expects to collect from the outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based upon its assessment of the current collection status of individual accounts. Delinquent amounts that are outstanding after management has conducted reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Management has determined no allowance was necessary as of December 31, 2009 or 2008.

    Research and Development Costs
    ______________________________

    For  financial reporting purposes, research, development  and
    pilot  plant  scale-up  costs  are  charged  to  expense   as
    incurred, consistent with current accounting literature.

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

    Foreign Currency Translation and Transactions
    _____________________________________________

    Since the day-to-day operations of Igene's foreign subsidiary in Chile are dependent on the economic environment of the parent's currency, the financial position and results of operations of Igene's foreign subsidiary are determined using Igene's reporting currency (U.S. dollars) as the functional currency. All exchange gains and losses from remeasurement of monetary assets and liabilities that are not denominated in U.S. dollars are recognized currently in other comprehensive income. All transactional gains and losses are part of income or loss from operations pursuant to current accounting literature.

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

              IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
               Years ended December 31, 2009 and 2008


    Accounting for Stock-Based Compensation
    _______________________________________

    Stock issued to employees is recorded at the fair value of the shares granted based upon the closing market price of Igene's stock at the measurement date and recognized as compensation expense over the applicable requisite service period. Warrants granted to non-employees are recorded at the estimated fair value of the warrants granted using the Black-Scholes pricing model and recognized as general and administrative expense over the applicable requisite service period.

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

    Igene's cash may exceed FDIC protection levels at different points throughout the year; management believes the risk associated with this possible exposure is minimal. Igene has exceeded FDIC protection limits at December 31, 2009 and 2008.

    Long-Lived Assets
    _________________

    The Company reviews goodwill and certain intangible assets periodically for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. The goodwill impairment test is performed annually, or more frequently, in the case of other events that indicate a potential impairment.

    The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company's ability to recover the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pre-tax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset. Igene performed an impairment test on its acquired tangible and intangible assets at December 31, 2009 and 2008 and determined no impairment was necessary.

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

              IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
               Years ended December 31, 2009 and 2008

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

    Intangible Assets
    _________________

    Intangible assets with estimable useful lives are amortized over respective estimated useful lives, and reviewed for impairment in accordance with current accounting literature. Igene has recorded values for customer contracts, intellectual property and a non-compete contract received as part of the separation from Tate & Lyle. These values are based on the independent valuation received at the close of the venture. As this valuation was received after December 31, 2007, and deemed to be accurate as of that date, no amortization was taken for 2007, and has been taken in 2008 and 2009.

    Customer contracts are for a term of one year and the value was amortized over 2008. The non-compete contract is for a term of five years and will be amortized over the life of the contract. The original value of the contract was
    $153,977   at  December  31,  2007,  of  which  $30,796   was
    amortized during 2008 and 2009. Intellectual property will be tested annually for impairment, and any impaired value shall be written-off. The intellectual property represents the technology used in the production of astaxanthin as this asset is currently creating revenue in excess of its value. Management has determined its life is currently indefinite. At December 31, 2009 the value was recorded at $149,670. It was determined based on future revenue expectations that this was not impaired.

    New Accounting Pronouncements
    _____________________________

    On January 1, 2009, the Company adopted a new accounting standard issued by the FASB related to accounting for business combinations using the acquisition method of accounting (previously referred to as the purchase method). Among the significant changes, this standard requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. This standard also requires costs for business restructuring and exit activities related to the acquired company to be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, this standard requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

    On January 1, 2009, the Company adopted a new accounting standard issued by the FASB that establishes accounting and reporting standards for noncontrolling interests in a subsidiary in consolidated financial statements, including deconsolidation of a subsidiary. This standard requires entities to record the acquisition of noncontrolling interests in subsidiaries initially at fair value The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

              IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
               Years ended December 31, 2009 and 2008


    On January 1, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure of derivative instruments and hedging activities. This standard expanded the disclosure requirements about an entity's derivative financial instruments and hedging activities, including qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

    Effective June 30, 2009, the Company adopted a newly issued accounting standard related to accounting for and disclosure of subsequent events in its consolidated financial statements. This standard provides the authoritative guidance for subsequent events that was previously addressed only in United States auditing standards. This standard establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

    In June 2009, the FASB issued an amendment to the accounting standards related to the consolidation of variable interest entities ("VIE"). This standard provides a new approach for determining which entity should consolidate a VIE, how and when to reconsider the consolidation or deconsolidation of a VIE and requires disclosures about an entity's significant judgments and assumptions used in its decision to consolidate or not consolidate a VIE. Under this standard, the new consolidation model is a more qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE' s economic performance and has the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. This standard is effective for the Company as of January 1, 2010 and the Company does not expect the impact of its adoption to be material to its consolidated financial statements.

    In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

    In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

              IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
               Years ended December 31, 2009 and 2008


    In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity's use of fair value measurements. Among these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1(fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for the Company for interim and annual reporting periods beginning after December 31, 2009. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010. The Company does not expect that the adoption of this new standard will have a material impact to its consolidated financial statements.

(2) Non-Cash Investing and Financing Activities
    ___________________________________________

    On June 16, 2009, the Board of Directors of Igene approved a repurchase of all outstanding employee stock options and warrants. It was agreed to repurchase 51,425,000 options and warrants, using 41,900,456 shares of restricted stock. Holders of options and warrants were contacted and agreements were reached. On July 16, 2009, shares were issued and options and warrants were cancelled.

    During November of 2008, Igene commenced the process of offering to exchange common stock to holders of Igene notes, debentures and warrants. The exchanges that occurred resulted in recording of additional paid in capital, pursuant to current accounting literature for related party debt forgiveness, on the termination of the debt in the amount of $8,649,796. The details are as follows:

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

    On December 3, 2008, Igene completed an offering to exchange 145,600 of our shares of common stock, par value $0.01 per share, for each $1,000 principal amount of the 8% Notes outstanding and accrued interest thereon. As of that date, $4,759,767 of 8% Notes principal were outstanding, with $4,064,450 accrued interest thereon. Of these notes, $4,436,515 of notes principal with $3,788,419 of interest were exchanged for 645,956,606 shares of Igene common stock at a price of $0.005 per share. As a result, additional

              IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
               Years ended December 31, 2009 and 2008


    paid in capital was recorded for the gain of $4,995,151 on the retirement, pursuant to current accounting literature for related party debt forgiveness.

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

    Beginning November 16, 1995, and continuing through May 8, 1997, Igene issued promissory notes to certain directors for aggregate consideration of $1,082,500. These notes specified that at any time prior to repayment the holder had the right to convert the notes to common stock of Igene at prices ranging from $0.05 per share to $0.135 per share, based on the market price of common shares at the respective issue dates. The notes were convertible in total into 23,421,273 shares of common stock. At the time of the exchange the debt had accrued interest in the amount of $832,485. Of the amount outstanding, holders of $1,041,878 of debt with $801,269 of accrued interest agreed to exchange their holdings for 147,451,719 shares of Igene common stock. As part of this debt Igene had 60,541,666 warrants outstanding to purchase Igene common stock. 60,301,666 of these warrants were additionally settled in exchange for 19,808,610 shares of Igene common stock.

    In total, 762,210,163 shares of Igene common stock were issued in exchange for $5,618,090 of notes and debentures, $3,073,015 of related interest, and 126,729,316 related warrants.

    During 2009 and 2008, Igene recorded dividends in arrears on its 8% Redeemable Preferred Stock, Series A at $0.64 per share aggregating $7,117 and $7,134, respectively, on such preferred stock, which has been removed from paid-in capital and included in the carrying value of the redeemable preferred stock (see also note 9).

(3) Concentration of Credit Risk
    ____________________________

    Igene is potentially subject to the effects of a concentration of credit risk in accounts receivable. The accounts receivable is substantially composed of receivables from two customers, with one of the customers maintaining 58% of the December 31, 2008 receivables balance and a second customer maintaining 39% of the December 31, 2008 receivables balance. Because of the volume of business transacted with these two customers by Igene, Igene's ability to collect its receivables from these customers could adversely affect its business. In order to minimize risk, Igene strictly evaluates the companies to which it extends credit and all prices are denominated in U.S. dollars so as to minimize currency fluctuation risk. Losses due to credit risks in accounts receivable are expected to be immaterial. There were no concentrations of credit risk at December 31, 2009.

              IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
               Years ended December 31, 2009 and 2008


(4) Property and Equipment
    ______________________

    Property and equipment are stated at cost and are summarized as follows:


                                                       2009          2008

                                                   ____________  ____________

       Laboratory equipment and fixtures           $   218,878   $   184,744
       Idle equipment                                  866,881       793,921
       Pilot plant equipment and fixtures              229,275       169,170
       Office furniture and fixtures                    49,501        44,920
                                                   ____________  ____________
                                                     1,393,118     1,192,755
       Less accumulated depreciation                  (511,641)     (360,917)
                                                   ____________  ____________
                                                   $   852,894   $   831,838
                                                   ============  ============


(5) Investment in Joint Venture
    ___________________________

    Igene has recorded a gain of $1,025,741. This is a one-time occurrence related to a liability recorded in a prior period related to the termination of the joint venture with Tate & Lyle. On February 26, 2009, Igene signed a settlement agreement of past obligations and made a final payment to Tate & Lyle in the amount of $714,227. At the termination of the joint venture, Igene recorded liabilities of $890,000 for payments of past payables of the joint venture as well as $51,000 for costs related to collection of receivables of the joint venture. The expense was recorded when it was thought Igene could be liable for it, but with the exception of the $5,000,000 liability related to future revenue, Igene has settled its debt to Tate & Lyle.

    On January 8, 2009, Igene entered into an agreement with Archer-Daniels-Midland Company ("ADM") pursuant to which the Company and ADM formed a joint venture (the "ADM JV") to manufacture and sell astaxanthin and derivative products throughout the world. Each of the Company and ADM has a 50% ownership interest in the ADM JV and has equal representation on the Board of Managers of the ADM JV

    ADM has provided a working line of credit to the ADM JV bearing interest at the rate of 4% in excess of the one year LIBOR. As part of the ADM JV agreement both Igene and ADM agreed to provide a Guarantee for 50% of the indebtedness of the new venture Naturxan, LLC, up to $1,612,500. The $1,828,444 due from Naturxan is for services provided by Igene to the ADM JV. These fees are payable within 30 days of the receipt of the invoice. Unpaid invoices will accrue interest at the six month LIBOR.

    Currently the joint venture is in the process of developing the manufacturing process. Management expects dependable production in 2010. As of the end of the 2009, Igene has not made an investment in the ADM JV.

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

              IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
               Years ended December 31, 2009 and 2008



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

    Beginning November 16, 1995, and continuing through May 8, 1997, Igene issued promissory notes to certain directors for aggregate consideration of $1,082,500. These notes specified that at any time prior to repayment the holder had the right to convert the notes to common stock of Igene at prices ranging from $0.05 per share to $0.135 per share, based on the market price of common shares at the respective issue dates. The notes were convertible in total into 23,421,273 shares of common stock. At the time of the exchange, the debt had accrued interest in the amount of $832,485. Of the amount outstanding, holders of $1,041,878 of debt with $801,269 of accrued interest agreed to exchange their holdings for 147,451,719 shares of Igene common stock. As part of this debt, Igene had 60,541,666 warrants outstanding to purchase Igene common stock. 60,301,666 of these warrants were additionally settled in exchange for 19,808,610 shares of Igene common stock.

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

    On December 3, 2008, Igene completed an offering to exchange 145,600 of our shares of common stock, par value $0.01 per share, for each $1,000 principal amount of the 8% Notes outstanding and accrued interest thereon. As of that date, $4,759,767 of 8% Notes principal were outstanding, with $4,064,450 accrued interest thereon. Of these notes, $4,436,515 of notes principal with $3,788,419 of interest were exchanged for 645,956,606 shares of Igene common stock at a price of $0.005 per share. As a result, additional paid in capital was recorded to recognize the gain of $4,995,151 on the retirement, pursuant to current accounting literature for related party debt forgiveness.

              IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
               Years ended December 31, 2009 and 2008


    Combined aggregate amounts of maturities for all notes payable are in 2019.




Notes Payable was summarized as follows as of December 31, 2009:

                                                                                  Accrued
                                                               Principal         Interest
                                                            _______________  _______________
     Long-term unsecured notes payable, bearing interest
          at prime, scheduled to mature
          March 31, 2003, extended to March 31,
          2019, convertible into common stock               $       40,622   $       33,971
     Long-term unsecured notes payable, bearing interest
          at 8%, scheduled to mature March 31, 2003,
          extended to March 31, 2019                               323,252          304,088

                                                            _______________  _______________
                                                            $      363,874   $      338,059
                                                            ===============  ===============



Notes Payable was summarized as follows as of December 31, 2008:

                                                                                  Accrued
                                                               Principal         Interest
                                                            _______________  _______________
     Long-term unsecured notes payable, bearing interest
          at prime, scheduled to mature
          March 31, 2003, extended to March 31,
          2019, convertible into common stock               $       40,622   $       31,432
     Long-term unsecured notes payable, bearing interest
          at 8%, scheduled to mature March 31, 2003,
          extended to March 31, 2019                               323,252          275,815
                                                            _______________  _______________

     Less unamortized debt discount                                (10,276)             ---
                                                            _______________  _______________
                                                            $      353,598   $      307,247
                                                            ===============  ===============

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

              IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
               Years ended December 31, 2009 and 2008


     dissolved as of the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock.
     Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of December 31, 2009, total dividends in arrears on Igene's preferred stock equal $151,422 (or $13.60 per share) on Igene's Series A and are included in the carrying value of the redeemable preferred stock. The redemption amount of shares is $8.00 per share plus the accrued dividends. For the 11,134 shares outstanding this equated to a value of $240,494 and $233,377 for the years ended December 31, 2009 and 2008, respectively.


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


The   following  is  a  summary  of  options   granted   and
outstanding under the plan as of December 31, 2009 and 2008:


                                                  2009                                 2008
                                    ________________________________     ________________________________
                                                            Weighted                             Weighted
                                                             Average                              Average
                                                            Exercise                             Exercise
                                             Number            Price              Number            Price
                                    _______________  _______________     _______________  _______________
    Options outstanding
      and exercisable,
      beginning of year                 40,605,000   $        0.059          44,845,000   $        0.059
    Options granted                            ---              ---                 ---              ---

    Options exercised                          ---              ---                 ---              ---
    Options forfeited,
      or withdrawn with
      consent of holders                40,605,000   $        0.059                 ---              ---
    Options expired                            ---              ---           4,240,000            0.100
                                    _______________  _______________     _______________  _______________
    Options outstanding
      and exercisable,
      end of year                              ---   $          ---          40,605,000   $        0.059
                                    ===============  ===============     ===============  ===============

              IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
               Years ended December 31, 2009 and 2008


     Common Stock
     ____________

     At December 31, 2009, 11,000,000 shares of authorized but unissued common stock were reserved for issuance upon the exercise of outstanding warrants, 40,605,000 shares of authorized but unissued common stock were reserved for exercise pursuant to outstanding equity awards under the 2001 Stock Option Plan, 22,268 shares of authorized but unissued common stock were reserved for issuance upon conversion of Igene's outstanding preferred stock, and 656,428 shares of authorized but unissued stock were reserved for issuance upon conversion of outstanding convertible notes.

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

     On December 3, 2008, Igene completed an offering to exchange 145,600 of our shares of common stock, par value $0.01 per share, for each $1,000 principal amount of the 8% Notes outstanding and accrued interest thereon. As of that date, $4,759,767 of 8% Notes principal were outstanding, with
     $4,064,450 accrued interest thereon. Of these notes, $4,436,515 of notes principal with $3,788,419 of interest were exchanged for 645,956,606 shares of Igene common stock at a price of $0.005 per share. As a result, additional paid in capital was recorded to recognize the gain of $4,995,151 on the retirement, pursuant to current accounting literature for related party debt forgiveness.

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

              IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
               Years ended December 31, 2009 and 2008



     Igene issued $3,814,212 of 8% convertible debentures between March 2001 and July 2002. The debt had accrued $2,204,106 of interest at the time of the exchange. Also, 66,427,650 warrants were issued in connection with the 8% convertible debentures. All of the debt and interest, as well as all of the warrants, were exchanged for 528,578,590 shares of Igene common stock.

     Beginning November 16, 1995, and continuing through May 8, 1997, Igene issued promissory notes to certain directors for aggregate consideration of $1,082,500. These notes specified that at any time prior to repayment the holder had the right to convert the notes to common stock of Igene at prices ranging from $0.05 per share to $0.135 per share, based on the market price of common shares at the respective issue dates. The notes were convertible in total into 23,421,273 shares of common stock. At the time of the exchange the debt had accrued interest in the amount of $832,485. Of the amount outstanding holders of $1,041,878 of debt with $801,269 of accrued interest agreed to exchange their holdings for 147,451,719 shares of Igene common stock. As part of this debt Igene had 60,541,666 warrants outstanding to purchase Igene common stock. 60,301,666 of these warrants were additionally settled in exchange for 19,808,610 shares of Igene common stock.

     In total, 762,210,163 shares of Igene common stock were issued in exchange for $5,618,090 of notes and debentures, $3,073,015 of related interest, and 126,729,316 related warrants. Igene recorded additional paid in capital, pursuant to current accounting literature for related party debt forgiveness, to recognize the gain on termination of this private debt in the amount of $3,832,921. This gain plus the gain on the public notes of $4,567,004 resulted in the $8,399,925.

     Preferred Stock
     _______________

     As of December 31, 2009 and 2008, respectively, total dividends in arrears on Igene's preferred stock equal $151,422 (or $13.60 per share) and $144,296 (or $12.96 per share) on Igene's Series A and are included in the carrying value of the redeemable preferred stock.

(10) Net Loss Per Common Share
     _________________________

     Basic net loss per common share for 2009 and 2008 is based on 1,537,789,530 and 187,037,119 weighted average shares, respectively. For purposes of computing net loss per common share, the amount of net loss has been increased by dividends declared and cumulative undeclared dividends in arrears on preferred stock.

     Common stock equivalents, including: options, warrants, convertible debt, convertible preferred stock, and exercisable rights have not been included in the computation of earnings per share in 2009 or 2008 because to do so would have been anti-dilutive. Potentially dilutive shares totaled 678,698 and 52,283,696 as of December 31, 2009 and 2008, respectively.

(11) Commitments
     ___________

     Igene is obligated for office and laboratory facilities and other rentals under operating lease agreements, which expire in 2011. The base annual rents are currently approximately $103,000, which increase to $106,000 by the end of the lease term, plus the Company's share of taxes, insurance and other costs. Annual rent expense relating to the leases for the years ended December 31, 2009 and 2008 approximated $131,520 and $124,470, respectively. As per current accounting literature, rent expenses will be recorded on a straight line basis.

              IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
               Years ended December 31, 2009 and 2008


     Future minimum rental payments, in the aggregate and for each of the next two years are as follows:


          Year         Amount
         ______      __________
          2010         106,000
          2011           9,000
                     __________

             Total   $ 115,000
                     ==========

(12) Income Taxes
     ____________

     No income tax benefit or deferred tax asset is reflected in the financial statements for 2009 and 2008, nor are there any uncertain tax provisions. Deferred tax assets are recognized for future deductible temporary difference and tax loss carry forwards if their realization is "more likely than not." Igene had no uncertain tax positions as of December 31, 2009.

     At  December  31,  2009,  Igene has federal  and  state  net
     operating loss carry-forwards of approximately   $27,690,000
     that expire at various dates from 2009 through 2028.

     The sources of the deferred tax asset are approximately as follows:

      Net operating loss carry-forward benefit    $  9,356,000
      Valuation allowance                           (9,356,000)
                                                  _____________

      Deferred tax asset, net                     $        ---
                                                  =============

(13) Going Concern
     _____________

     Igene has incurred net losses in each year of its existence, aggregating approximately $52,800,000 from inception to December 31, 2009 and its liabilities exceeded its assets by approximately $2,700,000 at that date. These factors indicate that Igene will not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

     On January 8, 2009, Igene entered into an agreement with Archer-Daniels-Midland Company ("ADM") pursuant to which the Company and ADM formed Naturxan to manufacture and sell astaxanthin and derivative products throughout the world. Each of the Company and ADM has a 50% ownership interest in Naturxan and has equal representation on the Board of Managers of the Naturxan. Igene hopes this will provide profitable operations.

(14) Nature of Risks and Concentrations
     __________________________________

     Revenue during 2009 and 2008 were derived from sales of the product AstaXin(R). The majority of the 2009 and 2008 sales were to fish producers in the aquaculture industry.

     The preceding concentrations subject Igene to certain risks. For example, it is considered at least reasonably possible that any particular customer, distributor, product line, or provider of services or facilities could be lost in the near term.

              IGENE Biotechnology, Inc. and Subsidiary
             Notes to Consolidated Financial Statements
               Years ended December 31, 2009 and 2008



(15) Retirement Plan
     _______________

     Effective February 1, 2004, Igene discontinued use of its Simple Retirement Plan and began use of a 401K savings/retirement plan, or 401(k) Plan. The 401(k) Plan permits our eligible employees to defer annual compensation, subject to limitations imposed by the Internal Revenue Code. All employees that have been employed for six months are eligible for the plan. The plan permits elective contributions by the Company's eligible employees based under the Internal Revenue Code, which are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. Effective January 1, 2004, Igene made an elective contribution, subject to limitations, of 4% of each eligible employee's compensation for each year. For 2008, the percentage was increased to 5%. Igene's contributions to the plan for 2009 and 2008 were $47,656 and $42,657, respectively, which is reflected as an expense in the statement of operations.

(16) Forgiveness of Debt
     ___________________

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

(17) Subsequent Events
     _________________

     Subsequent events have been evaluated by management through March 31, 2010, the date the financial statements were issued and no material subsequent events existed.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                IGENE Biotechnology, Inc.

                         ________________________________________
                                (Registrant)


                    By   /S/STEPHEN F. HIU
                         ________________________________________
                            STEPHEN F. HIU
                            President, Chief Technical Officer
                            and Treasurer

                  Date   March 31, 2010


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                              Date
___________________________   ________________________________   _________________

/S/ STEPHEN F. HIU            Director, President, Chief         March 31, 2010
___________________________   Technical Officer (principal
    STEPHEN F. HIU            executive officer)

/S/ EDWARD J. WEISBERGER      Chief Financial Officer            March 31, 2010
___________________________   (princiopal financial and
    EDWARD J. WEISBERGER      accounting officer)

/S/ THOMAS L. KEMPNER         Vice Chairman of the Board         March 31, 2010
___________________________   of Directors
    THOMAS L. KEMPNER

/S/ MICHAEL G. KIMELMAN       Chairman of the Board              March 31, 2010
___________________________   of Directors
    MICHAEL G. KIMELMAN

/S/ SIDNEY R. KNAFEL          Director                           March 31, 2010
___________________________
    SIDNEY R. KNAFEL

/S/ PATRICK F. MONAHAN        Vice President and                 March 31, 2010
___________________________   Director of Manufacturing
    PATRICK F. MONAHAN


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