Form 10-Q
period 2010-03-31
IGENE BIOTECHNOLOGY INC
filed 2010-05-14
CIK 793160

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2010

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

Yes      [ ]          No      [X]

Indicate  the  number  of  shares  outstanding of each of the
issuer's   classes   of  common  stock,  as  of  the   latest
practicable date:

1,565,504,297  shares  of common stock, par value $.01, as of
_____________________________________________________________
May 10, 2010.
_____________

                               (i)

                            FORM 10-Q
                    IGENE Biotechnology, Inc.


                              INDEX

                                                                           Page
PART I - FINANCIAL INFORMATION                                             1

     Consolidated Balance Sheets (Unaudited).............................  1

     Consolidated Statements of Operations (Unaudited)...................  2

     Consolidated Statement of Stockholders' Deficiency (Unaudited)......  3

     Consolidated Statements of Cash Flows (Unaudited)...................  4

     Notes to Consolidated Financial Statements (Unaudited)..............  5

     Management's Discussion and Analysis of Financial
     Conditions and Results of Operations ...............................  8

     Controls and Procedures.............................................  12

PART II  - OTHER INFORMATION ............................................  14

EXHIBIT INDEX ...........................................................  15

SIGNATURES ..............................................................  16






                              (ii)

                 PART I -- FINANCIAL INFORMATION



Item 1.   Financial Statements

                            IGENE Biotechnology, Inc.  and Subsidiary
                                   Consolidated Balance Sheets


                                                                     March 31,     December 31,
                                                                         2010             2009
                                                                 _____________    _____________
                                                                  (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                      $  1,276,195     $  1,295,222
  Accounts receivable                                                   1,929            1,929
  Due from Naturxan                                                 2,277,292        2,318,085
  Prepaid expenses and other current assets                            32,815           44,452
                                                                 _____________    _____________
     TOTAL CURRENT ASSETS                                           3,588,231        3,659,688

  Property and equipment, net                                         815,213          852,894
  5 year non-compete, net                                              84,687           92,386
  Intellectual property                                               149,670          149,670
  Other assets                                                          5,132            5,125
                                                                 _____________    _____________
     TOTAL ASSETS                                                $  4,642,933     $  4,759,763
                                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                          $    451,641     $    465,405
  Guarantee in debt of Naturxan                                     1,487,784        1,094,502
                                                                 _____________    _____________
     TOTAL CURRENT LIABILITIES                                      1,939,425        1,559,907

LONG-TERM DEBT
  Notes payable (net of unamortized discount)                         363,874          363,874
  Contingent liability on joint venture separation                  5,000,000        5,000,000
  Accrued interest                                                    345,337          338,059

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative, convertible, voting, series A, $0.01 par value per share.
  Stated value was $21.76 and $21.60, respectively.
  Authorized 1,312,500 shares; issued and outstanding
  11,134 shares.                                                      242,275          240,494
                                                                 _____________    _____________
     TOTAL LIABILITIES                                              7,890,911        7,502,334
                                                                 _____________    _____________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $0.01 par value per share. Authorized
  3,000,000,000 shares; issued and outstanding 1,565,404,297 and 1,560,404,297 shares at March 31, 2010 and
  December 31,2009 respectively.                                   15,654,043       15,604,043
  Additional paid-in capital                                       34,466,644       34,466,644
  Accumulated deficit                                             (53,420,561)     (52,871,514)
  Other comprehensive income                                           51,896           58,256
                                                                 _____________    _____________
     TOTAL STOCKHOLDERS' DEFICIENCY                                (3,247,978)      (2,742,571)
                                                                 _____________    _____________

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY              $  4,642,933     $  4,759,763
                                                                 =============    =============

The accompanying notes are an integral part of the financial statements.

                               -1-

                                IGENE Biotechnology, Inc. and Subsidiary
                                  Consolidated Statements of Operations
                                              (Unaudited)


                                                                    Three months ended
                                                              ________________________________
                                                              March 31, 2010   March 31, 2009
                                                              _______________  _______________
REVENUE
  Sales                                                       $          ---   $    1,241,785
  Cost of sales                                                          ---          945,184
                                                              _______________  _______________
     GROSS PROFIT                                                        ---          296,601
                                                              _______________  _______________


LOSS OF JOINT VENTURE                                               (393,282)        (234,210)

OPERATING EXPENSES

  Marketing and selling                                              135,579          145,428
  Research, development and pilot plant                              469,710          471,037
  General and administrative                                          73,277          219,377
  Less operating expenses reimbursed by Joint Venture               (530,967)        (453,419)
                                                              _______________  _______________

     TOTAL OPERATING EXPENSES                                        147,599          382,423
                                                              _______________  _______________

     OPERATING LOSS                                                 (540,881)        (320,032)
                                                              _______________  _______________

OTHER INCOME                                                             ---        1,025,742

INTEREST EXPENSE                                                      (8,166)          (8,871)
                                                              _______________  _______________

     NET INCOME (LOSS)                                        $     (549,047)  $      696,839
                                                              _______________  _______________
Other comprehensive income (loss)
  Foreign exchange translation                                        (6,360)          12,002


     TOTAL COMPREHENSIVE INCOME (LOSS)                        $     (555,407)  $      708,841
                                                              ===============  ===============

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE          $        (0.00)  $         0.00
                                                              ===============  ===============
WEIGHTED AVERAGE SHARES OUTSTANDING                            1,562,726,519    1,518,503,841
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

                               -2-

                                           IGENE Biotechnology, Inc. and Subsidiary
                                      Consolidated Statement of Stockholders' Deficiency
                                                         (Unaudited)



                                                                        Additional                      Other         Total
                                               Common Stock              Paid-in      Accumulated   Comprehensive  Stockholders'
                                              (shares/amount)            Capital        Deficit        Income       Deficiency
                                       _____________________________  _____________  _____________  _____________  _____________

Balance at January 1, 2010              1,560,404,297  $ 15,604,043   $ 34,466,644   $(52,871,514)  $     58,256   $ (2,742,571)

Shares issue for service                    5,000,000        50,000            ---            ---            ---         50,000


Loss due to currency translation                  ---           ---            ---            ---         (6,360)        (6,360)

Net loss for the three months ended
  March 31, 2010                                  ---           ---            ---       (549,047)           ---       (549,047)
                                       _______________ _____________  _____________  _____________  _____________  _____________

Balance at March 31, 2010               1,565,404,297  $ 15,654,043   $ 34,466,644   $(53,420,561)  $     51,896   $ (3,247,978)
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

                               -3-

                               IGENE Biotechnology, Inc. and Subsidiary
                                Consolidated Statements of Cash Flows
                                             (Unaudited)

                                                                           Three months ended
                                                                   _________________________________
                                                                   March 31, 2010    March 31, 2009
                                                                   _______________   _______________
Cash flows from operating activities
   Net loss                                                        $     (549,047)   $     (220,999)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation                                                          37,681            42,035
     Increase in preferred stock for cumulative dividend
     classified as interest                                                 1,781             1,773
     Recoupment from (Advances to) Joint Venture                           40,880          (453,419)
     Shares issued for services                                            50,000               ---
     Amortization of customer contracts and non-compete                     7,699             7,699
     Loss of joint venture                                                393,282           234,209
     Decrease (increase) in:
       Accounts receivable                                                    ---            54,932
       Inventory                                                              ---           840,436
       Prepaid expenses and other current assets                           11,544           (45,340)
     Increase (decrease) in:
       Accounts payable and accrued expenses                               (6,487)         (820,818)
                                                                   _______________   _______________
       Net cash used in operating activities                              (12,667)         (359,492)
                                                                   _______________   _______________

Cash flows from investing activities
     Purchase of equipment                                                    ---          (202,963)
       Net cash used in investing activities                                  ---          (202,963)
                                                                   _______________   _______________

Cash flows from financing activities
       Net cash provided by financing activities                              ---               ---
                                                                   _______________   _______________

Gain due to currency translation                                           (6,360)           12,002

     Net increase (decrease) in cash and cash equivalents                 (19,027)          550,453

     Cash and cash equivalents
       at beginning of period                                           1,295,222         1,488,011

     Cash and cash equivalents
       at end of period                                            $    1,276,195    $      937,558
                                                                   ===============   ===============
Supplementary disclosure and cash flow information
__________________________________________________

Cash paid for interest                                             $          ---    $          ---
Cash paid for income taxes                                                    ---               ---

See Note (3) for non-cash investing and financing activities.





The accompanying notes are an integral part of the financial statements.

                               -4-

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)

(1)  Unaudited Consolidated Financial Statements

     The March 31, 2010 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This quarterly report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for IGENE Biotechnology, Inc. ("Igene") for the year ended December 31, 2009 and filed with the SEC on March 31, 2010. The December 31, 2009 consolidated balance sheet is derived from the audited balance sheet included therein.

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

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (continued)


(3)  Noncash Investing and Financing Activities

     During  the three months ended March 31, 2010 and 2009,  the
     Company recorded in each quarter dividends in arrears on  8%
     redeemable preferred stock cumulating at $0.16 per share aggregating to $1,781 and $1,773, respectively.

(4)  Stockholders' Deficiency

     As  of  March  31,  2010, 22,268 shares  of  authorized  but
     unissued   common  stock  were  reserved  for   issue   upon
     conversion of the Company's outstanding preferred stock.

     As of March 31, 2010, 656,428 shares of authorized but unissued common stock were reserved for the exercise of outstanding warrants.

 (5) Basic and Diluted Net Loss per Common Share

     Basic and diluted net loss per common share for the three-month periods ended March 31, 2010 and 2009 are based on 1,562,726,519 and 1,518,503,841shares of weighted average common shares outstanding, respectively. No adjustment has been made for any common stock equivalents outstanding because their effects would be anti-dilutive. As of March 31, 2010, potential full dilution was 1,566,082,993 shares.

(6)  Going Concern

     Igene has incurred net losses in each year of its existence, aggregating approximately $53,421,000 from inception to March 31, 2010 and as of March 31, 2010, Igene's liabilities exceeded its assets by approximately $3,248,000. These factors indicate that Igene may not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

     As discussed, as of October 31, 2007, Igene terminated its relationship with Tate & Lyle. Igene maintained the saleable inventory after the termination of the relationship. Igene sold the existing inventory in order to maintain its relationship with customers and used these funds to cover expenses.

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

(7)  Naturxan LLC

     ADM has provided a working line of credit to the ADM JV bearing interest at the rate of 4% in excess of the one year LIBOR. As part of the ADM JV agreement both Igene and ADM agreed to provide a Guarantee for 50% of the indebtedness of the new venture Naturxan, LLC, up to $1,612,500. The $2,277,292 due from Naturxan is for services provided by Igene to the ADM JV. These fees are payable within 30 days of the receipt of the invoice. Unpaid invoices will accrue interest at the six month LIBOR.

     Manufacturing  is underway at the ADM facility.   Management
     expects continued dependable production. As of the end of the first quarter of 2010, Igene has not made an investment in the ADM JV.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)
                           (continued)


(8)  Forgiveness of Debt

     The March 31, 2009 financials reflect the recording of a gain of $1,025,742. This is a one-time occurrence related to a liability recorded in a prior period related to the termination of the joint venture with Tate & Lyle. On February 26, 2009, Igene signed a settlement agreement of past obligations and made a final payment to Tate & Lyle in the amount of $714,227. At the termination of the joint venture, Igene recorded liabilities of $890,000 for payments of past payables of the joint venture as well as $51,000 for costs related to collection of receivables of the joint venture. The expense was recorded when it was thought Igene could be liable for such amount it. Apart from the $5,000,000 liability related to future revenue (see Note 2), Igene has fulfilled all of its payment obligations to Tate & Lyle.

(9)  Issuance of Restricted Shares

     The compensation committee and the board of directors recommended the issuance of 5,000,000 shares of Common Stock of Igene Biotechnology, Inc. (par value $.01 per share), at $.01 per share, the market price on February 19, 2010 to its Manufacturing Consultant, Joseph Downs, in recognition for his work in helping to facilitate the production process at the new facility. These shares were issued in the first quarter of 2010, and they were expensed as part of marketing and selling expense in the period.

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

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)

Results of Operations
_____________________

Sales and other revenue

     For the quarter ended March 31, 2009, Igene recorded sales in the amount of $1,241,785. Sales had been limited in past years due to insufficient production quantity and limited in the current period as source of production is being developed and production begins in the new ADM JV. Management believes that this new ADM JV will provide salable product that will allow Igene to be competitive in the market place and allow for increased sales in the future, though no assurances can be provided in this matter. All future sales of the ADM JV product will be recorded through the joint venture.

Cost of sales and gross profit

     For the quarter ended March 31, 2009, Igene recorded cost of sales in the amount of $945,184. This resulted in a gross profit of $296,601, or 24% for the period ended March 31, 2009. The gross profit is due mainly to the discount in which the product was purchased at the conclusion of the joint venture with Tate and Lyle. As with sales, with the termination of the joint venture with Tate and Lyle, there can be no assurance of the continued dependability of production. Sales had been limited in past years due to insufficient production quantity and limited in the current period as a source of production is being developed and production begins in the new ADM JV. Management believes that this new ADM JV will provide salable product that will allow Igene to be competitive in the market place and allow for increased sales in the future, though no assurances can be provided in this matter. As a result, future cost of sales is expected to increase as a new source of production is developed. All future cost of sales on the ADM JV product will be recorded through the joint venture.


Loss of Joint Venture

     For the quarter ended March 31, 2010, Igene recorded a loss from the ADM JV of $393,282. On January 8, 2009, Igene entered into an agreement with Archer-Daniels-Midland Company ("ADM") pursuant to which the Company and ADM formed a joint venture (the "ADM JV") to manufacture and sell astaxanthin and derivative products throughout the world. Each of the Company and ADM has a 50% ownership interest in the ADM JV and has equal representation on the Board of Managers of the ADM JV.

     On October 31, 2007, Igene terminated its relationship with Tate & Lyle. Igene maintained the saleable inventory after the termination of the relationship. Igene sold the existing inventory in order to maintain its relationship with customers and used these funds to cover expenses. The new ADM JV began selling product in the 3rd quarter of 2009. For the three months ended March 31, 2010, revenues from sales of product were $2,590,572. Cost of sales for the three months ended March 31, 2010 were $2,477,238 resulting in a gross profit of $113,334 or 4%. Expenses recorded by the ADM JV were $899,898 resulting in a net loss of $786,564 for the three months ended March 31, 2010. Igene's 50% interest resulted in the $393,282 loss recorded. Management believes that this new ADM JV will provide saleable product that will allow Igene to be competitive in the market place and allow for increased sales in the future, though no assurances can be provided in this matter.

Marketing and selling expenses

     For the quarters ended March 31, 2010 and 2009, Igene recorded marketing and selling expense in the amounts of $135,579 and $145,428, respectively, a decrease of $9,849, or 7%. With the creation of the ADM JV, responsibility for the marketing and selling function is being assumed by the Joint Venture. It is expected that marketing and selling expenses will fluctuate as activities continue to maintain customer base through the period of transition in which the development of production continues. However, no assurances can be made with regard to a new source of production or the maintenance of the customer base. Expenses are expected to be funded by the new ADM JV and cash flows from operations, to the extent available for such purposes. During the three months ended March 31, 2010, $55,620 of the marketing cost was reimbursed by the ADM JV.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)

Research, development and pilot plant expenses

     For the quarters ended March 31, 2010 and 2009, Igene recorded research and development expenditures in the amount of $469,710 and $471,037, respectively, a decrease of $1,327 or less than 1%. Research and development is underway to develop new uses for its product. It is expected these expenditures will remain at current levels in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, developing higher yielding strains of yeast and other improvements in the Company's AstaXin(R) technology. Expenses are expected to be funded by the new ADM JV and cash flows from operations, to the extent available for such purposes. During the three month period ended March 31, 2010, $460,347 of the research and development expenditures was reimbursed by the ADM JV.

General and administrative expenses

     General and administrative expenses for the quarters ended March 31, 2010 and 2009 were $73,277 and $219,377 respectively, a decrease of $146,100 or 67%. Igene expects general and administrative expenditures at the current level. Igene works to reduce the level of overhead expenditures and spend funds on research and development efforts. A small portion of this expense is expected to be covered by the ADM JV, but the majority of these expenses are expected to be paid from cash flows from operations, to the extent available for such purposes. Of the 2010 general and administrative expenditures, $15,000 was reimbursed by the ADM JV.

Expenses reimbursed by ADM Joint Venture

     As part of the ADM Joint Venture Agreement, a portion of costs incurred by Igene related to production, research and development, those related to the marketing of AstaXin(R), as well as those expenditures related to general and administrative functions of the Joint Venture are considered expenditures of the Joint Venture and therefore will be reimbursed by the ADM JV. For the three months ended March 31, 2010, the ADM JV reimbursed Igene $530,967 for $460,347 for research and development expenditures, $55,620 for marketing expenditures, and $15,000 for general and administrative expenditures.

Other income

     Igene had other income for the quarter ended March 31, 2009 of $1,025,742. Such income for 2009 was a one-time occurrence related to a liability recorded in a prior period in connection with the termination of the joint venture with Tate & Lyle. On February 26, 2009, Igene signed a settlement agreement of past obligations and made a final payment to T&L in the amount of $714,227. At the termination of the joint venture, Igene recorded liabilities of $890,000 for payments of past payables of the joint venture as well as $51,000 for expenditures related to collection of receivables of the joint venture. This was a one-time occurrence related to a liability recorded in a prior period related to the termination of the joint venture with Tate and Lyle. The expense was recorded when it was thought Igene could be liable for such amount. Apart from the $5,000,000 liability related to future revenue (see note 2), Igene has fulfilled all of its payment obligations to Tate & Lyle.

Interest expense

     Interest expense for the quarters ended March 31, 2009 were $8,166 and $8,871 respectively, a decrease of $705 or 8%. This interest expense (net of interest income) was for interest on Igene's long term financing from its directors and other stockholders, interest on Igene's subordinated and convertible debentures.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)


Net loss and basic and diluted net loss per common share

     As   a  result  of  the   foregoing,  the  Company  reported
comprehensive loss of $549,047 and comprehensive income of $708,841, respectively, for the quarters ended March 31, 2010 and 2009. This represents a loss of $0.00 and a gain of $0.00 per basic and diluted common share in each of the quarters ended
March 31, 2010 and 2009, respectively. The weighted-average number of shares of common stock outstanding of 1,562,726,519 and 1,518,503,841 for the quarters ended March 31, 2010 and 2009, respectively, has increased due to shares issued in repurchase of employee stock options.

Financial Position

     During  the  quarters  ended March 31,  2010  and  2009,  in addition  to  the  matters  previously discussed,  the  following
actions   also   materially  affected  the  Company's   financial
position:

   - For 2010 most activity took place as part of the ADM JV and effects to cash were minimal, Mainly decreases in prepaid expenses and other assets were a use of cash of $11,544;
      and

   - Decreases in accounts receivable and inventory for the quarter ended March 31, 2009 of $895,368 were a source of cash, offset by funds used to decrease accounts payable and accrued expenses by $820,818; and

   - The carrying value of redeemable preferred stock was increased and interest expense was recorded in the amount of $1,781 and $1,773, respectively, in 2010 and 2009,
      reflecting   cumulative  unpaid   dividends  on  redeemable
      preferred stock.

      In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock, though this dividend still accrues. Any resumption of the dividend would require significant improvements in cash flow. Unpaid dividends will accrue for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of March 31, 2010, total dividends in arrears on Igene's preferred stock total $153,204 ($13.76 per share) and are included in the carrying value of the redeemable preferred stock.

Liquidity and Capital Resources

    Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of March 31, 2010, Igene had working capital of $1,648,806, and cash and cash equivalents of $1,276,195.

    Cash used by operating activities during the three-month period ended March 31, 2010 and March 31, 2009 equaled $12,667 and $359,492, respectively. The reduction is mainly attributable to the reduction of funds advanced to the joint venture between 2009 and 2010.

    Cash used by investing activities during the three-month period ended March 31, 2009 equaled $202,963, all used in equipment purchase. No equipment was purchased in the first quarter of 2010, and there were no funds used in investing activity.

       No cash was used or provided by financing activities during the first quarter of 2010 or 2009.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)


     Over the next twelve months, Igene believes it will need additional working capital. Part of this funding is expected to be received from sales of AstaXin(R), resulting in increased cash. Additional funding is expected through the ADM JV reimbursement of expenses. There will be additional delay between the commencement of production and the receipt of proceeds from any sale of such product. However, there can be no assurance that projected cash from sales, or additional funding, will be sufficient for Igene to fund its continued operations.

    The   Company   does  not  believe  that  inflation   had   a
significant impact on its operations during the three-month periods ended March 31, 2010 and 2009.

Off-Balance Sheet Arrangements
______________________________

     There have been no material changes in the risks related to off-balance sheet arrangements since the Company's disclosure in its Annual Report on Form 10-K for the year ended December 31, 2009.

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

     Igene is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of December 31 2009, we identified the following material weaknesses which still exist as of March 31, 2010 and through the date of this report.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)


1. As of March 31, 2010, we did not maintain effective controls over the control environment. Specifically, we have not formally adopted a written code of business conduct and ethics that governs the Company's employees, officers and directors. Additionally, we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an independent audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.


2. As of March 31, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.


3. As of March 31, 2010, we did not maintain effective controls over equity transactions. Specifically, controls were not designed and in place to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Item 2.   Unregistered  Sales  of  Equity  Securities  and Use of
          Proceeds

None.

Item 3.  Defaults Upon Senior Securities

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock, though this dividend still accrues. Any resumption of the dividend would require significant improvements in cash flow. Unpaid dividends will accrue for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of March 31, 2010, total dividends in arrears on Igene's preferred stock total $153,204 ($13.76 per share) and are included in the carrying value of the redeemable preferred stock.

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



                            IGENE BIOTECHNOLOGY, INC.
                            _____________________________________
                            (Registrant)




Date   May 14, 2010    By   /S/ STEPHEN F. HIU
       _____________        _____________________________________
                                STEPHEN F. HIU
                                President
                                (principal executive officer)




Date   May 14, 2010    By   /S/ EDWARD J. WEISBERGER
       _____________        _____________________________________
                                EDWARD J. WEISBERGER
                                Chief  Financial Officer
                                (principal financial officer)