Form 10-Q
period 2010-06-30
IGENE BIOTECHNOLOGY INC
filed 2010-08-13
CIK 793160

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              FORM 10-Q
(Mark One)

[x]     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2010

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

Yes  [x]       No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

There were 1,565,404,297 shares of common stock, par value $0.01,
_________________________________________________________________
issued and outstanding as of August 10, 2010.
_____________________________________________

                                 (i)

                              FORM 10-Q
                      IGENE Biotechnology, Inc.


                                INDEX



PART I    -    FINANCIAL INFORMATION

                                                                        Page

     Consolidated Balance Sheets (Unaudited)...........................    1

     Consolidated Statements of Operations (Unaudited) ................    2

     Consolidated Statement of Stockholders' Deficiency (Unaudited)....    3

     Consolidated Statements of Cash Flows (Unaudited).................    4

     Notes to Consolidated Financial Statements (Unaudited)............  5-7

     Management's Discussion and Analysis of Financial
     Conditions and Results of Operations .............................  8-12

     Controls and Procedures...........................................    13

PART II   -    OTHER INFORMATION ......................................    14

EXHIBITS ..............................................................    15

SIGNATURES ............................................................    16



                                 (ii)

             IGENE BIOTECHNOLOGY, INC. QUARTERLY REPORT
   UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                (iii)

Item 1.   Financial Statements

                              IGENE Biotechnology, Inc. and Subsidiary
                                    Consolidated Balance Sheets


                                                                       June 30,      December 31,
                                                                          2010              2009
                                                                  _____________     _____________
                                                                   (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                       $    977,381      $  1,295,222
  Accounts receivable                                                    1,929             1,929
  Due from Naturxan                                                  1,992,206         2,318,085
  Prepaid expenses and other current assets                             11,147            44,452
                                                                  _____________     _____________
     TOTAL CURRENT ASSETS                                            2,982,663         3,659,688

  Property and equipment, net                                          784,644           852,894
  5 year non-compete, net                                               76,988            92,386
  Intellectual property                                                149,670           149,670
  Other assets                                                           5,125             5,125
                                                                  _____________     _____________
     TOTAL ASSETS                                                 $  3,999,090      $  4,759,763
                                                                  =============     =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                           $    487,638      $    465,405
  Guarantee in debt of Naturxan                                      1,612,500         1,094,502
                                                                  _____________     _____________
     TOTAL CURRENT LIABILITIES                                       2,100,138         1,559,907

LONG-TERM DEBT
  Notes payable (net of unamortized discount)                          363,874           363,874
  Contingent liability on joint venture separation                   5,000,000         5,000,000
  Accrued interest                                                     352,141           338,059

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative, convertible, voting, series A, $0.01 par value per share.
  Stated value $21.92 and $21.60, respectively. Authorized
  1,312,500 shares; issued and outstanding 11,134 shares.              244,056           240,494
                                                                  _____________     _____________

     TOTAL LIABILITIES                                               8,060,209         7,502,334
                                                                  _____________     _____________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $0.01 par value per share.  Authorized
  3,000,000,000 shares; issued and outstanding 1,565,404,297
  and 1,560,404,297 shares, respectively.                           15,654,043        15,604,043
  Additional paid-in capital                                        34,466,645        34,466,645
  Accumulated deficit                                              (54,231,774)      (52,871,515)
  Other comprehensive income                                            49,967            58,256
                                                                  _____________     _____________


     TOTAL STOCKHOLDERS' DEFICIENCY                                 (4,061,119)       (2,742,571)
                                                                  _____________     _____________

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $  3,999,090      $  4,759,763
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


                               -1-

                                        IGENE Biotechnology, Inc. and Subsidiary
                                          Consolidated Statements of Operations
                                                     (Unaudited)


                                                                        Three months ended                Six months ended
                                                                   ____________________________     ____________________________
                                                                        June 30,       June 30,          June 30,       June 30,
                                                                           2010           2009              2010           2009
                                                                   _____________  _____________     _____________  _____________
REVENUE
_______

  Sales                                                            $        ---   $  1,595,525      $        ---   $  2,837,310
  Cost of sales                                                             ---      1,571,727               ---      2,516,912
                                                                   _____________  _____________     _____________  _____________

GROSS PROFIT                                                                ---         23,798               ---        320,398

LOSS OF JOINT VENTURE                                                  (695,439)      (323,876)       (1,088,721)      (558,086)
                                                                   _____________  _____________     _____________  _____________

OPERATING EXPENSES
__________________

  Marketing and selling                                                 216,327         80,274           351,906        186,384
  Research and development                                              513,096        417,340           982,806        878,515
  General and administrative                                             79,291        249,503           152,568        482,159
  Operating expenses reimbursed by Joint Venture                       (682,084)      (453,418)       (1,213,051)      (906,387)
                                                                   _____________  _____________     _____________  _____________

     TOTAL OPERATING EXPENSES                                           126,630        293,699           274,229        640,221
                                                                   _____________  _____________     _____________  _____________

     OPERATING LOSS                                                    (822,069)      (593,777)       (1,362,950)      (877,909)
                                                                   _____________  _____________     _____________  _____________

OTHER INCOME                                                             13,792            901            13,792      1,026,642

INTEREST EXPENSE                                                         (2,935)        (9,030)          (11,101)       (17,901)
                                                                   _____________  _____________     _____________  _____________

     NET INCOME (LOSS)                                             $   (811,212)  $   (601,906)     $ (1,360,259)  $    130,832
                                                                   _____________  _____________     _____________  _____________

OTHER COMPREHENSIVE INCOME (LOSS)

   Foreign exchange translation                                          (1,929)        54,084            (8,289)        66,086


     TOTAL COMPREHENSIVE INCOME (LOSS)                             $   (813,141)  $  ( 547,822)     $ (1,368,548)  $    196,918
                                                                   =============  =============     =============  =============

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE               $      (0.00)  $      (0.00)     $      (0.00)  $      (0.00)
                                                                   =============  =============     =============  =============

WEIGHTED AVERAGE SHARES OUTSTANDING                                1,565,404,297  1,518,503,841     1,563,123,082  1,518,503,841
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


                               -2-

                                        IGENE Biotechnology, Inc. and Subsidiary
                                   Consolidated Statement of Stockholders' Deficiency
                                                      (Unaudited)

                                                                           Additional                     Other          Total
                                                 Common Stock              Paid-in      Accumulated   Comprehensive  Stockholders'
                                                (shares/amount)            Capital        Deficit        Income       Deficiency
                                         _______________ _____________  _____________  _____________  _____________  _____________
Balance at January 1, 2010                1,560,404,297   $15,604,043   $ 34,466,645   $(52,871,515)  $     58,256   $ (2,742,571)

Shares issued for services                    5,000,000        50,000            ---            ---            ---         50,000


Loss due to currency translation                    ---           ---            ---            ---         (8,289)        (8,289)

Net loss for the six months ended
  June 30, 2010                                     ---           ---            ---     (1,360,259)           ---     (1,360,259)
                                         _______________ _____________  _____________  _____________  _____________  _____________

Balance at June 30, 2010                  1,565,404,297  $ 15,654,043   $ 34,466,645   $(54,231,774)  $     49,967   $ (4,061,119)
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

                               -3-


                                   IGENE Biotechnology, Inc. and Subsidiary
                                     Consolidated Statements of Cash Flows
                                                 (Unaudited)

                                                                                            Six months ended
                                                                                    _______________________________
                                                                                         June 30,         June 30,
                                                                                            2010             2009
                                                                                    _____________     _____________
Cash flows from operating activities
  Net income (loss)                                                                 $ (1,360,259)     $    130,832
  Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
     Depreciation                                                                         75,362            83,651
     Increase in preferred stock for cumulative dividends
       classified as interest                                                              3,562             3,546
     Recoupment from (advances to) joint venture                                        (244,844)       (1,093,627)
     Shares issued for services                                                           50,000               ---
     Amortization of customer contracts and non-compete                                   15,398            15,397
     Loss of joint venture                                                             1,088,721           558,086
     Gain on forgiveness of debt                                                             ---        (1,025,741)

     Decrease (increase) in:
       Accounts receivable                                                                   ---          (181,201)
       Inventory                                                                             ---         2,358,892
     Prepaid expenses and other current assets                                            33,304           (20,719)

     Increase (decrease) in:
       Accounts payable and accrued expenses                                              36,316          (661,078)
                                                                                    _____________     _____________

  Net cash provided by (used in) operating activities                                   (302,440)          168,038
                                                                                    _____________     _____________

Cash flows from investing activities
  Purchase of equipment                                                                   (7,461)         (195,863)
  Sale of equipment                                                                          349               ---
                                                                                    _____________     _____________

  Net cash used in investing activities                                                   (7,112)         (195,863)
                                                                                    _____________     _____________

Cash flows from financing activities
  Net cash provided by financing activities                                                  ---               ---
                                                                                    _____________     _____________

Gain (loss) due to currency translation                                                   (8,289)           66,086

Net increase (decrease) in cash and cash equivalents                                    (317,841)           38,261

  Cash and cash equivalents at beginning of period                                     1,295,222         1,488,011
                                                                                    _____________     _____________
  Cash and cash equivalents at end of period                                        $    977,381      $  1,526,272
                                                                                    =============     =============
Supplementary disclosure and cash flow information
__________________________________________________

Cash paid for interest                                                              $        ---      $        ---
Cash paid for income taxes                                                                   ---               ---

See Note (4) for non-cash investing and financing activities.


The accompanying notes are an integral part of the financial statements.

                               -4-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)

(1)  Unaudited Consolidated Financial Statements

     The June 30, 2010 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for IGENE Biotechnology, Inc. ("Igene" or the "Company") for the year ended December 31, 2009. The December 31, 2009 consolidated balance sheet is derived from the audited balance sheet included therein.

(2)  Nature of Operations

     Igene was incorporated in the State of Maryland on October 27, 1981 to develop, produce and market value-added specialty biochemical products. Igene is a supplier of natural astaxanthin, an essential nutrient in different feed applications and a source of pigment for coloring farmed salmon species. Igene is also venturing to supply astaxanthin as a nutraceutical ingredient. Igene is focused on research and development in the areas of fermentation technology, nutrition and health and the marketing of products and applications worldwide. Igene is the developer of Aquasta(R), a natural astaxanthin product made from yeast, which is used as a source of pigment for coloring farmed salmonids.

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

     In an effort to develop a dependable source of production, on March 19, 2003, Tate & Lyle PLC ("Tate") and Igene announced a 50:50 joint venture to produce astaxanthin for the aquaculture industry, which we refer to as the "Joint Venture." Production utilized Tate's fermentation capability together with the unique technology developed by Igene. Part of Tate's existing citric acid facility located in Selby, England, was modified to include the production of this product. Tate's investment of approximately $24,600,000 included certain of its facility assets that were used in citric acid production. Igene's contribution to the Joint Venture, including its intellectual property and its subsidiary in Chile, was valued by the parties as approximately equal to Tate's contribution. For accounting purposes, Igene's accounting contribution was valued at zero.

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


                               -5-
            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)
                           (continued)

(3)  Non-Cash Investing and Financing Activities

     During the six months ended June 30, 2010 and 2009, the Company recorded in each quarter dividends in arrears on its 8% Redeemable Preferred Stock accumulating at $0.16 per share aggregating to $3,562 and $3,546, respectively.

(4)  Stockholders' Deficiency

     As  of  June  30,  2010,  22,268 shares  of  authorized  but
     unissued   common  stock  were  reserved  for   issue   upon
     conversion of the Company's outstanding preferred stock.

     As of June 30, 2010, 656,428 shares of authorized but unissued common stock were reserved for the exercise of outstanding warrants.

 (5) Basic and Diluted Net Loss per Common Share

     Basic and diluted net loss per common share for the three-month and six-month periods ended June 30, 2010 and 2009, are based on 1,565,404,297 and 1,518,503,841, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive. As of June 30, 2010 and 2009, potentially dilutive shares totaled 1,566,082,993 and 1,570,787,537, respectively.

(6)  Going Concern

     Igene has incurred net losses in each year of its existence, aggregating approximately $54,232,000 from inception to June 30, 2010 and as of June 30, 2010, Igene's liabilities exceeded its assets by approximately $4,061,000. These factors indicate that Igene may not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

     As discussed, as of October 31, 2007, Igene had terminated its relationship with Tate & Lyle. Igene maintained the saleable inventory after the termination of the relationship. Igene sold the existing inventory in order to maintain its relationship with customers and used these funds to cover expenses.

     On January 8, 2009, Igene entered into an agreement with Archer-Daniels-Midland Company ("ADM") pursuant to which the Company and ADM formed the ADM JV to manufacture and sell astaxanthin and derivative products throughout the world. Each of the Company and ADM has a 50% ownership interest in the ADM JV and has equal representation on the Board of Managers of the ADM JV.

(7)  Naturxan LLC

     ADM has provided a working line of credit to the ADM JV bearing interest at the rate of 4% in excess of the one year LIBOR. As part of the ADM JV agreement both Igene and ADM agreed to provide a Guarantee for 50% of the indebtedness of the new venture Naturxan, LLC, up to $1,612,500. The $1,992,206 due from Naturxan is for services provided by Igene to the ADM JV. These fees are payable within 30 days of the receipt of the invoice. Unpaid invoices accrue interest at the six month LIBOR.

     Manufacturing  is underway at the ADM facility.   Management
     expects continued dependable production. As of the end of the second quarter of 2010, Igene has not made an investment in the ADM JV.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)
                           (continued)



(8)  Forgiveness of Debt

     The June 30, 2009 financials reflect the recording of a gain of $1,025,742. This is a one-time occurrence related to a liability recorded in a prior period related to the termination of the Joint Venture with Tate & Lyle. On February 26, 2009, Igene signed a settlement agreement of past obligations and made a final payment to Tate & Lyle in the amount of $714,227. At the termination of the Joint Venture, Igene recorded liabilities of $890,000 for payments of past payables of the Joint Venture as well as $51,000 for costs related to collection of receivables of the Joint Venture. The expense was recorded when it was thought Igene could be liable for such amount it. Apart from the $5,000,000 liability related to future revenue (see Note 2), Igene has fulfilled all of its payment obligations to Tate & Lyle.

(9)  Issuance of Restricted Shares

     The Company's Compensation Committee and Board of Directors recommended the issuance of 5,000,000 shares of Common Stock of Igene Biotechnology, Inc. (par value $.01 per share), at $.01 per share, the market price on February 19, 2010 to its Manufacturing Consultant, Joseph Downs, in recognition for his work in helping to facilitate the production process at the new facility. These shares were issued in the first quarter of 2010, and they were expensed as part of marketing and selling expense in the period.

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

     The Joint Venture and the ADM JV were accounted for under the equity method of accounting as Igene has a 50% ownership interest.

     Igene will recognize the loss of the ADM JV beyond the investment and advances to the ADM JV, to the point Igene maintains guarantees in the debt of the ADM JV.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)



Results of Operations
_____________________

Sales and other revenue

     For the quarter ended June 30, 2009, Igene recorded sales in the amounts of $1,595,525. For the six months ended June 30, 2009, Igene recorded sales in the amounts of $2,837,310. Sales had been limited in past years due to insufficient production quantity and limited in the current period as source of production is being developed and production begins in the new ADM JV. Management believes that this new ADM JV will provide salable product that will allow Igene to be competitive in the market place and allow for increased sales in the future, though no assurances can be provided in this matter. All future sales of the ADM JV product will be recorded through the ADM JV.

Cost of sales and gross profit

     For the quarter ended June 30, 2009, Igene recorded cost of sales in the amount of $1,571,727. This resulted in a gross profit of $23,798, or 1%. For the six months ended June 30, 2010 Igene recorded cost of sales in the amount of $2,516,912. This resulted in gross profit of $320,398, or 11%. The gross profit is due mainly to the discount in which the product was purchased at the conclusion of the joint venture with Tate & Lyle. As with sales, with the termination of the joint venture with Tate & Lyle, there can be no assurance of the continued dependability of production. Sales had been limited in past years due to insufficient production quantity and limited in the current period as a source of production is being developed and production begins in the new ADM JV. Management believes that this new ADM JV will provide salable product that will allow Igene to be competitive in the market place and allow for increased sales in the future, though no assurances can be provided in this matter. As a result, future cost of sales is expected to increase as a new source of production is developed. All future cost of sales on the ADM JV product will be recorded through the ADM JV.

Loss from Joint Venture with Archer-Daniels-Midland-Company

     For the quarter ended June 30, 2010, Igene recorded a loss from the ADM JV of $695,439. For the six months ended June 30, 2010, Igene recorded a loss from the ADM JV of $1,088,721. On January 8, 2009, Igene entered into an agreement with Archer-Daniels-Midland Company ("ADM") pursuant to which the Company and ADM formed a joint venture (the "ADM JV") to manufacture and sell astaxanthin and derivative products throughout the world. Each of the Company and ADM has a 50% ownership interest in the ADM JV and has equal representation on the Board of Managers of the ADM JV.

     The new ADM JV began selling product in the third quarter of 2009. For the six months ended June 30, 2010, revenues from sales of product were $4,906,295. Cost of sales for the six months ended June 30, 2010 were $4,779,591, resulting in a gross profit of $126,704, or 3%. Expenses recorded by the ADM JV were $2,304,147, resulting in a net loss of $2,177,443 for the six months ended June 30, 2010. Igene's 50% interest resulted in the $1,088,721 loss recorded. Management believes that this new ADM JV will provide saleable product that will allow Igene to be competitive in the market place and allow for increased sales in the future, though no assurances can be provided in this matter.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                          (Continued)


Marketing and selling expenses

     For the quarters ended June 30, 2010 and 2009, Igene recorded marketing and selling expense in the amount of $216,327 and $80,274, respectively, an increase of $136,053 or 169%. For the six months ended June 30, 2010 and 2009, Igene recorded marketing and selling expense in the amount of $351,906 and $186,384, respectively, an increase of $165,522 or 89%. With the creation of the ADM JV, responsibility for the marketing and selling function is being assumed by the Joint Venture. With the transfer of sales activity to the ADM JV, portions of the Igene sales and marketing operations are being discontinued. This has pushed these costs to the first half of the year and it is expected to normalize throughout the year. It is expected that marketing and selling will continue to fluctuate as activities continue in order to maintain customer base through the period of development. However, no assurances can be made with regard to a new source of production or the maintenance of the customer base. Expenses are expected to be funded by the ADM JV and cash flows from operations, to the extent available for such purposes. During the six months ended June 30, 2010, $200,245 of the marketing cost was reimbursed by the ADM JV.

Research, development and pilot plant expenses

     For the quarters ended June 30, 2010 and 2009, Igene recorded research and development costs in the amount of $513,096 and $417,340, respectively, an increase of $95,756 or approximately 23%. For the six months ended June 30, 2010 and 2009, Igene recorded research and development costs in the amount of $982,806 and $878,515, respectively, an increase of $104,291 or 12%. Research and development costs have increased as Igene works to develop new uses for its product. It is expected these costs will remain at these current increased levels in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, developing higher yielding strains of yeast and other improvements in the Company's Aquasta(R) technology as it prepares to begin production in the new facility. Expenses are expected to be funded by the new ADM JV and cash flows from operations, to the extent available for such purposes. During the six month period ended March 31, 2010, all of the research and development expenditures were reimbursed by the ADM JV.

General and administrative expenses

     General and administrative expenses for the quarter ended June 30, 2010 and 2009 were $79,291 and $249,503, respectively, a decrease of $170,212 or 68%. General and administrative expenses for the six months ended June 30, 2010 and 2009 were $152,568 and $482,159 respectively, a decrease of $329,591 or 68%. These costs are expected to remain at such reduced levels. As the ADM JV continues to develop, a greater amount of the time, effort and processes will take place within the ADM JV and, as such, the ADM JV will continue to absorbe portions of the operation no longer required at Igene. Additionally, Igene and the ADM JV have worked to reduce overhead expenses and direct such savings to research and development efforts. A small portion of this remaining expense is expected to be covered by the ADM JV, but the majority of these expenses will need to be funded by cash flows from operations, to the extent available for such purposes. $30,000 of the 2010 general and administrative cost was reimbursed by the ADM JV.

Expenses reimbursed by ADM Joint Venture

     As part of the ADM JV agreement, a portion of costs incurred by Igene related to production, research and development, those related to the marketing of Aquasta(R), as well as those expenditures related to general and administrative functions of the ADM JV are considered expenditures of the ADM JV and therefore will be reimbursed by the ADM JV. For the six months ended June 30, 2010, the ADM JV reimbursed Igene $1,213,051, $982,806 for research and development expenditures, $200,245 for marketing expenditures, and $30,000 for general and administrative expenditures.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)


Other Income

       Igene had other income for the six months ended June 30, 2009 of $1,026,642. Of this amount, $1,025,741 is a one-time occurrence related to a liability recorded in a prior period related to the termination of the Joint Venture with Tate & Lyle. On February 26, 2009, Igene signed a settlement agreement of past obligations and made a final payment to Tate & Lyle in the amount of $714,227. At the termination of the Joint Venture, Igene recorded liabilities of $890,000 for payments of past payables of the Joint Venture as well as $51,000 for costs related to collection of receivables of the Joint Venture. The expense was recorded when it was thought Igene could be liable for it, but with the exception of the $5,000,000 liability related to future revenue (see Note 2), Igene has satisfied its debt to Tate & Lyle.

Interest expense

     Interest expense for the quarters ended June 30, 2010 and 2009 was $2,935 and $9,030, respectively, a decrease of $6,095 or 67%. For the six months ended June 30, 2010 and 2009, interest expense was $11,101 and $17,901, respectively, a decrease of $6,800 or 38%. This interest expense (net of interest income) is attributable Igene's long-term financing from its directors and other stockholders and interest on Igene's subordinated and convertible debentures.

Net loss and basic and diluted net loss per common share

      As a result of the foregoing, the Company recorded comprehensive losses of $813,141 and $547,822, respectively, for the quarters ended June 30, 2010 and 2009, which is an increase in the loss of $265,319 or 48%. This represents a loss of $0.00 and $0.00 per basic and diluted common share in each of the quarters ended June 30, 2010 and 2009, respectively. The Company reported comprehensive loss of $1,368,548 and comprehensive income of $196,918, respectively, for the six months ended June 30, 2010 and 2009. This represents loss of $0.00 and income of $0.00 per basic and diluted common share in each of the six months ended June 30, 2010 and 2009, respectively. The weighted average number of shares of common stock outstanding of 1,565,404,297 and 1,518,503,841 for the quarter ended June 30,
2010 and 2009 respectively, has increased by 46,900,456 shares. The weighted average number of shares of common stock outstanding of 1,563,123,082 and 1,518,503,841 for the six months ended June 30, 2010 and 2009 respectively, has increased by 44,619,241 shares. The increase in outstanding shares resulted mainly from the shares issued in connection with the repurchase of employee stock options.


Financial Position

     During  the  six  months ended June 30, 2010  and  2009,  in addition  to  the  matters  previously discussed,  the  following
actions   also   materially  affected  the  Company's   financial
position:

   o For 2010 most operating activity occurred at the ADM JV and effects to cash were minimal, cash position decreased by $317,841 during the six months ended June 30, 2010, the leading factor in this was advances to the ADM JV of $244,844, decreases in prepaid expenses and other assets and increases in accounts payable combined to offset this by $69,620; and

   o Decreases in inventory for the six months ended June 30, 2009 of $2,358,892 were a source of cash, offset by funds used to decrease accounts payable and accrued expenses by $661,078, and increases of accounts receivable of $181,201; and

   o The carrying value of redeemable preferred stock was increased and interest expense recorded in the amount of $3,562 and $3,546 in 2010 and 2009, respectively,
      reflecting  cumulative   unpaid  dividends  on   redeemable
      preferred stock.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                             (Continued)

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of June 30, 2010, total dividends in arrears on Igene's preferred stock total $154,985 ($13.92 per share) and are included in the carrying value of the redeemable preferred stock.

Liquidity and Capital Resources

    Historically,  Igene  has  been funded  primarily  by  equity
contributions  and  loans from its stockholders.   At   June  30,
2010, Igene had working capital of $882,525, and cash and cash equivalents of $977,381.

    Cash used by operating activities during the six-month period ended June 30, 2010 equaled $302,440 as compared to cash provided by operating activities of $168,038 for the six-month period ended June 30, 2009.

    Cash used by investing activities during the six-month period ended June 30, 2010 and 2009 equaled $7,112 and $195,863, respectively, resulting from the purchase and sale of equipment and advances to the ADM JV.

     No cash was used or provided by financing activities during the first six months of 2010 or 2009.

     Over the next twelve months, Igene believes it will need additional working capital. Part of this funding is expected to be received from sales of Aquasta(R), resulting in increased cash. Additional funding is expected through the ADM JV reimbursement of expenses. There will be additional delay between the commencement of production and the receipt of proceeds from any sale of such product. However, there can be no assurance that projected cash from sales, or additional funding, will be sufficient for Igene to fund its continued operations.

    The   Company   does  not  believe  that  inflation   had   a
significant impact on its operations during the six-month periods ended June 30, 2010 and 2009.

Off-Balance-Sheet Arrangements
______________________________

    There have been no material changes in the risks related to off-balance-sheet arrangements since the Company's disclosure in its Annual Report on Form 10-K for the year ended December 31, 2009.


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

     Igene is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of December 31 2009, we had identified the following material weaknesses which still exist as of June 30, 2010 and through the date of this report.

1. As of June 30 2010, we did not maintain effective controls over the control environment. Specifically, we have not formally adopted a written code of business conduct and ethics that governs the Company's employees, officers and directors. Additionally, we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an independent audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.


2. As of June 30, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.


3. As of June 30, 2010, we did not maintain effective controls over equity transactions. Specifically, controls were not designed and in place to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Item 2.   Unregistered  Sales  of  Equity  Securities  and Use of
          Proceeds

     None.

Item 3.   Defaults Upon Senior Securities

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of June 30, 2010, total dividends in arrears on Igene's preferred stock total $154,985 ($13.92 per share) and are included in the carrying value of the redeemable preferred stock.

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



                             IGENE BIOTECHNOLOGY, INC.
                             ________________________________________
                             (Registrant)




Date    August 13, 2010     By  /S/ STEPHEN F. HIU
        _______________         _____________________________________
                                    STEPHEN F. HIU
                                    President
                                    (principal executive officer)




Date    August 13, 2010     By  /S/ EDWARD J. WEISBERGER
                                _____________________________________
                                    EDWARD J. WEISBERGER
                                    Chief Financial Officer
                                    (principal financial officer)