Form 10-Q
period 2010-09-30
IGENE BIOTECHNOLOGY INC
filed 2010-11-15
CIK 793160

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2010

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d)OF
     THE EXCHANGE ACT

For the transition period from ___________ to _____________

              Commission file number 000-15888

                  IGENE Biotechnology, Inc.
    ______________________________________________________
    (Exact name of registrant as specified in its charter)


                Maryland                       52-1230461
 ________________________________________ ____________________
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)           Identification No.)

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

Yes  [ ]    No   [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

There  were 1,565,404,297 shares of common stock, par value $.01,
_________________________________________________________________
issued and outstanding as of November 9, 2010.
_____________________________________________

                                 (i)

                              FORM 10-Q
                      IGENE Biotechnology, Inc.


                                INDEX



PART I    -    FINANCIAL INFORMATION

                                                                     Page

     Consolidated Balance Sheets ................................... 1

     Consolidated Statements of Operations (Unaudited) ............. 2

     Consolidated Statement of Stockholders' Deficiency (Unaudited). 3

     Consolidated Statements of Cash Flows (Unaudited) ............. 4

     Notes to Consolidated Financial Statements (Unaudited) ........ 5-7

     Management's Discussion and Analysis of Financial
     Conditions and Results of Operations .......................... 8-12

     Controls and Procedures ....................................... 13

PART II   -     OTHER INFORMATION .................................. 14-15

SIGNATURES ......................................................... 16

EXHIBIT INDEX ...................................................... 17




                                (ii)

           IGENE BIOTECHNOLOGY, INC. QUARTERLY REPORT
UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



                              (iii)


Item 1.   Financial Statements

                                 IGENE Biotechnology, Inc.  and Subsidiary
                                        Consolidated Balance Sheets

                                                                  September 30,     December 31,
                                                                          2010             2009
                                                                _______________  _______________
                                                                  (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                     $      269,290   $    1,295,222
  Accounts receivable                                                    1,929            1,929
  Due from Naturxan                                                  2,170,433        2,318,085
  Prepaid expenses and other current assets                                 76           44,452
                                                                _______________  _______________
     TOTAL CURRENT ASSETS                                            2,441,728        3,659,688

  Property and equipment, net                                          746,964          852,894
  5 year non-compete, net                                               69,289           92,386
  Intellectual property                                                149,670          149,670
  Other assets                                                           5,125            5,125
                                                                _______________  _______________
     TOTAL ASSETS                                               $    3,412,776   $    4,759,763
                                                                ===============  ===============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                         $      517,118   $      465,405
  Guarantee in debt of Naturxan                                      1,612,500        1,094,502
                                                                _______________  _______________
     TOTAL CURRENT LIABILITIES                                       2,129,618        1,559,907

LONG-TERM DEBT
  Notes payable                                                        363,874          363,874
  Contingent liability on joint venture separation                   5,000,000        5,000,000
  Accrued interest                                                     359,299          338,059

REDEEMABLE PREFERRED STOCK
  Carrying amount of redeemable preferred stock, 8% cumulative, convertible, voting, series A, $0.01 par value per share.
  Stated value $22.08 and $21.60, respectively.  Authorized
  1,312,500 shares; issued and outstanding 11,134 shares.              245,839          240,494
                                                                _______________  _______________
     TOTAL LIABILITIES                                               8,098,630        7,502,334
                                                                _______________  _______________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock --- $0.01 par value per share. Authorized
  3,000,000,000 shares; issued and outstanding 1,565,404,297
  shares and 1,560,404,297 shares, respectively.                    15,654,043       15,604,043
  Additional paid-in capital                                        34,466,645       34,466,645
  Accumulated deficit                                              (54,859,011)     (52,871,515)
  Other comprehensive income                                            52,469           58,256
                                                                _______________  _______________
     TOTAL STOCKHOLDERS' DEFICIENCY                                 (4,685,854)      (2,742,571)
                                                                _______________  _______________

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $    3,412,776   $    4,759,763
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


                               -1-

                                     IGENE Biotechnology, Inc. and Subsidiary
                                      Consolidated Statements of Operations
                                                 (Unaudited)


                                                            Three months ended            Nine months ended
                                                      ____________________________  ____________________________
                                                      September 30,  September 30,  September 30,  September 30,
                                                              2010           2009           2010           2009
                                                      _____________  _____________  _____________  _____________
REVENUE
_______
  Sales                                               $        ---   $  1,115,789   $        ---   $  3,953,099
  Cost of sales                                                ---        461,471            ---      2,978,383
                                                      _____________  _____________  _____________  _____________

GROSS PROFIT                                                   ---        654,318            ---        974,716

LOSS OF JOINT VENTURE                                     (530,061)      (420,342)    (1,618,782)      (978,428)
                                                      _____________  _____________  _____________  _____________

OPERATING EXPENSES
__________________
  Marketing and selling                                     79,553         97,780        431,460        284,164
  Research and development                                 527,646        442,334      1,510,452      1,320,849
  General and administrative                                61,973        162,070        214,541        644,229
  Operating expenses reimbursed by Joint Venture          (573,731)      (619,419)    (1,786,782)           ---
                                                      _____________  _____________  _____________  _____________

     TOTAL OPERATING EXPENSES                               95,441         82,765        369,671        722,986
                                                      _____________  _____________  _____________  _____________

     OPERATING PROFIT (LOSS)                              (625,502)       151,211     (1,988,453)      (726,698)


OTHER INCOME                                                 8,500            ---         22,292      1,026,642

INTEREST EXPENSE                                           (10,234)       (36,403)       (21,335)       (54,304)
                                                      _____________  _____________  _____________  _____________

     NET INCOME (LOSS)                                $   (627,236)  $    114,808   $ (1,987,496)  $    245,640
                                                      _____________  _____________  _____________  _____________

OTHER COMPREHENSIVE INCOME (LOSS)

  Foreign exchange translation                               2,502         (8,716)        (5,787)        57,370


TOTAL COMPREHENSIVE INCOME (LOSS)                     $   (624,734)  $    106,092   $ (1,993,283)  $    303,010
                                                      =============  =============  =============  =============

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE  $      (0.00)  $      (0.00)  $       0.00   $       0.00
                                                      =============  =============  =============  =============


WEIGHTED AVERAGE SHARES OUTSTANDING                   1,565,404,297  1,553,572,701  1,564,488,546  1,530,321,918
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

                               -2-

                                             IGENE Biotechnology, Inc. and Subsidiary
                                        Consolidated Statement of Stockholders' Deficiency
                                                           (Unaudited)



                                                                   Additional                       Other          Total
                                              Common Stock          Paid-in      Accumulated    Comprehensive   Stockholders'
                                            (shares/amount)         Capital        Deficit         Income        Deficiency
                                      __________________________  ___________  ______________  ______________  ______________
Balance at January 1, 2010            1,560,404,297  $15,604,043  $34,466,645  $ (52,871,515)  $      58,256   $  (2,742,571)

Shares issued for services                5,000,000       50,000          ---            ---             ---          50,000

Loss due to currency translation                ---          ---          ---            ---          (5,787)         (5,787)

Net loss for the nine months
  ended September 30, 2010                      ---          ---          ---     (1,987,496)            ---      (1,987,496)
                                      _____________  ___________  ___________  ______________  ______________  ______________

Balance at September 30, 2010         1,565,404,297  $15,654,043  $34,466,645  $ (54,859,011)  $      52,469   $  (4,685,854)
                                      =============  ===========  ===========  ==============  ==============  ==============



The accompanying notes are an integral part of the financial statements.



                               -3-

                             IGENE Biotechnology, Inc. and Subsidiary
                              Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                             Nine months ended
                                                                      ______________________________
                                                                      September 30,    September 30,
                                                                              2010             2009
                                                                      _____________    _____________
Cash flows from operating activities
  Net income (loss)                                                   $ (1,987,496)    $    245,640
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation                                                          113,043          124,774
     Increase in preferred stock for cumulative dividends
       classified as interest                                                5,344            5,336
     Advances to Joint Venture                                            (953,132)        (302,188)
     Shares issued for services                                             50,000              ---
     Amortization of customer contracts and non-compete                     23,097           23,097
     Loss of Joint Venture                                               1,618,782          978,428
     Gain on forgiveness of debt                                               ---       (1,025,741)

     Decrease (increase) in:
        Accounts receivable                                                    ---        1,012,165
        Inventory                                                              ---        2,398,521
        Prepaid expenses and other current assets                           44,376           (3,309)

     Increase (decrease) in:
        Accounts payable and accrued expenses                               72,954       (2,884,801)
                                                                      _____________    _____________

  Net cash provided by (used in) operating activities                   (1,013,032)         571,920
                                                                      _____________    _____________

Cash flows from investing activities
  Purchase of equipment                                                     (7,461)        (195,863)
  Sale of equipment                                                            348              ---
                                                                      _____________    _____________

  Net cash used in investing activities                                     (7,113)        (195,863)
                                                                      _____________    _____________

Cash flows from financing activities
  Net cash provided by financing activities                                    ---              ---
                                                                      _____________    _____________

Gain (loss) due to currency translation                                     (5,787)          57,370

Net increase (decrease) in cash and cash equivalents                    (1,025,932)         433,427

  Cash and cash equivalents at beginning of period                       1,295,222        1,488,011
                                                                      _____________    _____________

  Cash and cash equivalents at end of period                          $    269,290     $  1,921,438
                                                                      =============    =============

Supplementary disclosure and cash flow information
__________________________________________________

Cash paid for interest                                                $        ---     $        ---
Cash paid for income taxes                                                     ---              ---

See Note (4) for non-cash investing and financing activities.



The accompanying notes are an integral part of the financial statements.

                               -4-

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)

(1)  Unaudited Consolidated Financial Statements

     The September 30, 2010, consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for IGENE Biotechnology, Inc. ("Igene" or the "Company") for the year ended December 31, 2009. The December 31, 2009, consolidated balance sheet is derived from the audited balance sheet included therein.

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

     In an effort to develop a dependable source of production, on March 19, 2003, Tate & Lyle PLC ("Tate") and Igene announced a 50:50 joint venture to produce Aquasta(R) for the aquaculture industry, which we refer to as the "Joint Venture." Production utilized Tate's fermentation capability together with the unique technology developed by Igene. Part of Tate's existing citric acid facility located in Selby, England, was modified to include the production of this product. Tate's investment of approximately $24,600,000 included certain of its facility assets that were used in citric acid production. Igene's contribution to the Joint Venture, including its intellectual property and its subsidiary in Chile, was valued by the parties as approximately equal to Tate's contribution. For accounting purposes, Igene's accounting contribution was valued at zero.

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

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)
                           (continued)

(3)  Noncash Investing and Financing Activities

     During the nine months ended September 30, 2010 and 2009, the Company recorded in each quarter dividends in arrears on 8% redeemable preferred stock accumulating at $.16 per share aggregating to $5,344 and $5,336, respectively.

(4)  Stockholders' Deficiency

     As of  September 30, 2010, 22,268 shares of  authorized  but
     unissued  common  stock  were  reserved   for   issue   upon
     conversion of the Company's outstanding preferred stock.

     As of September 30, 2010, 656,428 shares of authorized but unissued common stock were reserved for the exercise of outstanding warrants.

(5)  Basic and Diluted Net Loss per Common Share

     Basic and diluted net loss per common share for the three-month period ended September 30, 2010 and 2009, are based on 1,565,404,297 and 1,553,572,701, respectively, of weighted average common shares outstanding. Basic and diluted net loss per common share for the nine-months ended September
     30,   2010   and   2009,  are  based on  1,564,488,546   and
     1,530,321,918, respectively, of weighted average common shares outstanding. No adjustment has been made for any common stock equivalents outstanding because their effects would be antidilutive. As of September 30, 2010 and 2009, potentially dilutive shares totaled 1,566,082,993 and 1,561,082,993, respectively.

(6)  Going Concern

     Igene has incurred net losses in each year of its existence, aggregating approximately $54,859,000 from inception to September 30, 2010 and as of September 30, 2010, Igene's liabilities exceeded its assets by approximately $4,686,000. These factors indicate that Igene may not be able to continue in existence unless it is able to raise additional capital and attain profitable operations.

     On January 8, 2009, Igene entered into an agreement with Archer-Daniels-Midland Company ("ADM") pursuant to which the Company and ADM formed the ADM JV to manufacture and sell astaxanthin and derivative products throughout the world. Each of the Company and ADM has a 50% ownership interest in the ADM JV and has equal representation on the Board of Managers of the ADM JV.

(7)  Naturxan LLC

     ADM has provided a working line of credit to the ADM JV bearing interest at the rate of 4% in excess of the one year LIBOR. As part of the ADM JV agreement both Igene and ADM agreed to provide a Guarantee for 50% of the indebtedness of the new venture Naturxan, LLC, up to $1,612,500. The $2,170,433 due from Naturxan is for services provided by Igene to the ADM JV. Excess losses over the Guarantee have been offset against these service fees. These fees are payable within 30 days of the receipt of the invoice. Unpaid invoices will accrue interest at the six month LIBOR.

     Manufacturing is  underway at the ADM facility.   Management
     expects continued dependable production. As of the end of the third quarter of 2010, Igene has not made an investment in the ADM JV.

            IGENE Biotechnology, Inc. and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)
                           (continued)

(8)  Forgiveness of Debt

     The September 30, 2009 financials reflect the recording of a gain of $1,025,741. This is a one-time occurrence related to a liability recorded in a prior period related to the termination of the Joint Venture with Tate & Lyle. On February 26, 2009, Igene signed a settlement agreement of past obligations and made a final payment to Tate & Lyle in the amount of $714,227. At the termination of the Joint Venture, Igene recorded liabilities of $890,000 for payments of past payables of the Joint Venture as well as $51,000 for costs related to collection of receivables of the Joint Venture. The expense was recorded when it was thought Igene could be liable for such amount. Apart from the $5,000,000 liability related to future revenue (see Note 2), Igene has fulfilled all of its payment obligations to Tate & Lyle.

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

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)

Results of Operations
_____________________

Sales and other revenue

     For the quarter ended September 30, 2009, Igene recorded sales in the amounts of $1,115,789. For the nine months ended September 30, 2009, Igene recorded sales in the amounts of
$3,953,099.   Sales  had  been  limited  in  past  years  due  to
insufficient production quantity and limited in the current period as source of production is being developed and production begins in the new ADM JV. Management believes that this new ADM JV will provide saleable product that will allow Igene to be competitive in the market place and allow for increased sales in the future, though no assurances can be provided in this matter. All future sales of the ADM JV product will be recorded through the ADM JV.

Cost of sales and gross profit

     For the quarter ended September 30, 2009, Igene recorded cost of sales in the amount of $461,471. This resulted in a gross profit of $654,318, or 59%. For the nine months ended September 30, 2009, Igene recorded cost of sales in the amount of $2,978,383, or 38%. This resulted in a gross profit of $974,716, or 25%. The gross profit is due mainly to the discount in which the product was purchased at the conclusion of the Joint Venture with Tate & Lyle. As with sales, with the termination of the Joint Venture with Tate & Lyle, there can be no assurance of the continued dependability of production. Sales had been limited in past years due to insufficient production quantity and limited in the current period as a source of production is being developed and production begins in the new ADM JV. Management believes that this new ADM JV will provide salable product that will allow Igene to be competitive in the market place and allow for increased sales in the future, though no assurances can be provided in this matter. As a result, future cost of sales is expected to increase as a new source of production is developed. All future cost of sales on the ADM JV product will be recorded through the ADM JV.

Loss from Joint Venture with Archer-Daniels-Midland-Company

     For the quarter ended September 30, 2010, Igene recorded a loss from the ADM JV of $530,061. For the nine months ended September 30, 2010, Igene recorded a loss from the ADM JV of $1,618,782. On January 8, 2009, Igene entered into an agreement with Archer-Daniels-Midland Company ("ADM") pursuant to which the Company and ADM formed a joint venture (the "ADM JV") to manufacture and sell astaxanthin and derivative products throughout the world. Each of the Company and ADM has a 50% ownership interest in the ADM JV and has equal representation on the Board of Managers of the ADM JV.

     The new ADM JV began selling product in the third quarter of 2009. For the nine months ended September 30, 2010, revenues from  sales  of product were $7,732,443.  Cost of sales  for  the nine month period ended September 30, 2010 were $7,533,201, resulting in a gross profit of $199,242, or 3%. Expenses recorded by the ADM JV were $3,436,805 resulting in a net loss of $3,237,563 for the nine months ended September 30, 2010. Igene's 50% interest resulted in the $1,618,782 loss recorded. Management believes that this new ADM JV will provide saleable product that will allow Igene to be competitive in the market place and allow for increased sales in the future, though no assurances can be provided in this matter.

Marketing and selling expenses

     For the quarters ended September 30, 2010 and 2009, Igene recorded marketing and selling expense in the amount of $79,553 and $97,780, respectively, a decrease of $18,227 or 19%. For the nine months ended September 30, 2010 and 2009, Igene recorded marketing and selling expense in the amount of $431,460 and $284,164, respectively, an increase of $147,296 or 52%. With the creation of the ADM JV, responsibility for the marketing and selling function is being assumed by the Joint Venture. With the transfer of sales activity to the ADM JV, portions of the Igene sales and marketing operations are being discontinued. This has pushed these costs to the first half of the year and it is expected to normalize throughout the year. It is expected that marketing and selling will continue to fluctuate as activities continue in order to maintain customer base through period of development. However, no assurances can be made with regard to a new source of production or the maintenance of the customer base. Expenses are expected to be funded by the new ADM JV and cash flows from operations, to the extent available for such purposes. During the nine months ended September 30, 2010, $231,330 of the marketing cost was reimbursed by the ADM JV.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)

Research, development and pilot plant expenses

     For the quarters ended September 30, 2010 and 2009, Igene recorded research and development costs in the amount of $527,646 and $442,334, respectively, an increase of $85,312 or approximately 19%. For the nine months ended September 30, 2010 and 2009, Igene recorded research and development costs in the amount of $1,510,452 and $1,320,849, respectively, an increase of $189,603 or 14%. Research and development costs have increased as Igene works to support new uses for its product. It is expected these costs will remain at these current increased levels in support of increasing the efficiency of the manufacturing process through experimentation in the Company's pilot plant, developing higher yielding strains of yeast and other improvements in the Company's Aquasta(R) technology as it prepares to begin production in the new facility. Expenses are expected to be funded by the new ADM JV and cash flows from operations, to the extent available for such purposes. During the nine months ended September 30, 2010, all of the research and development cost was reimbursed by the ADM JV.

General and administrative expenses

     General and administrative expenses for the quarter ended September 30, 2010 and 2009 were $61,973 and $162,070, respectively, a decrease of $100,097 or 62%. General and administrative expenses for the nine months ended September 30, 2010 and 2009 were $214,541 and $644,229, respectively, a decrease of $429,688 or 67%. These costs are expected to remain at such reduced levels. As the ADM JV continues to develop, a greater amount of the time, effort and processes will take place within the ADM JV and, as such, the ADM JV will continue to absorb  portions  of the operation no longer required  at  Igene.
Additionally, Igene and the ADM JV have worked to reduce overhead expenses and direct such savings to research and development efforts. A small portion of this remaining expense is expected to be covered by the ADM JV, but the majority of these expenses will need to be funded by cash flows from operations, to the extent available for such purposes. $45,000 of the 2010 general and administrative cost was reimbursed by the ADM JV.

Expenses reimbursed by Joint Venture

     As part of the ADM JV agreement, a portion of costs incurred by Igene related to production, research and development, those related to the marketing of Aquasta(R), as well as those expenditures related to general and administrative functions of the ADM JV are considered expenditures of the ADM JV and therefore will be reimbursed by the ADM JV. For the nine months ended September 30, 2010, the ADM JV reimbursed Igene $1,786,782, $1,510,452 for research and development expenditures, $231,330 for marketing expenditures, and $45,000 for general and administrative expenditures.

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

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)

Interest expense

     Interest expense for the quarters ended September 30, 2010 and 2009 was $10,234 and $36,403, respectively, a decrease of $26,169 or 72%. For the nine months ended September 30, 2010 and 2009, interest expense was $21,335 and $54,304, respectively, a decrease of $32,969 or 61%. This interest expense (net of interest income) is attributable to Igene's long-term financing from its directors and other stockholders and interest on Igene's subordinated and convertible debentures.

Net loss and basic and diluted net loss per common share

      As a result of the foregoing, the Company recorded comprehensive loss of $624,734 and comprehensive income of $106,092, respectively, for the quarters ended September 30, 2010 and 2009. This represents loss of $0.00 and income of $0.00 per basic and diluted common share in each of the quarters ended September 30, 2010 and 2009, respectively. The Company reported comprehensive loss of $1,993,283 and comprehensive income of $303,010, respectively, for the nine months ended September 30, 2010 and 2009. This represents loss of $0.00 and income of $0.00 per basic and diluted common share in each of the nine months ended September 30, 2010 and 2009, respectively. The weighted average number of shares of common stock outstanding of 1,565,404,297 and 1,553,572,701 for the quarters ended September 30, 2010 and 2009, respectively, has increased by 11,831,596 shares. The weighted average number of shares of common stock outstanding of 1,564,488,546 and 1,530,321,918 for the nine months ended September 30, 2010 and 2009, respectively, has increased by 34,166,628 shares. The increase in outstanding shares resulted mainly from the shares issued in connection with the repurchase of employee stock options, and shares issued for services by Igene's manufacturing consultant (note 9).

Financial Position
__________________

     During the nine months ended September 30, 2010 and 2009, in addition  to  the  matters  previously discussed,  the  following
actions   also   materially  affected  the  Company's   financial
position:

   o For 2010 most operating activity occurred as a result of activity related to the ADM JV, cash position decreased by $1,013,032 during the nine months ended September 30, 2010, the leading factor in this was advances to the ADM JV of $953,132, decreases in prepaid expenses and other assets and increases in accounts payable combined to offset this by $117,330; and,

   o Decreases in inventory for the nine months ended September 30, 2009 of $2,398,521 and accounts receivable of $1,012,165 were a source of cash, offset by funds used to decrease accounts payable and accrued expenses by $2,884,801; and

   o The carrying value of redeemable preferred stock was increased and interest expense recorded in the amount of $5,344 and $5,336 in 2010 and 2009, respectively,
      reflecting  cumulative  unpaid   dividends  on   redeemable
      preferred stock.

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of September 30, 2010, total dividends in arrears on Igene's preferred stock total $156,767 ($14.08 per share) and are included in the carrying value of the redeemable preferred stock.

            IGENE Biotechnology, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                           (Continued)

Liquidity and Capital Resources
_______________________________

     Historically, Igene has been funded primarily by equity contributions and loans from stockholders. As of September 30, 2010, Igene had working capital of $312,110, and cash and cash equivalents of $269,290.

     Cash used in operating activities during the nine-month period ended September 30, 2010 equaled $1,013,032 as compared to cash provided by operating activities of $571,920 for the nine-month period ended September 30, 2009.

     Cash used in investing activities during the nine-month period ended September 30, 2010 and 2009 equaled $7,112 and $195,863, respectively, resulting from the purchase and sale of equipment and advances to the ADM JV.

     No cash was used or provided by financing activities during the first nine months of 2010 or 2009.

     Over the next twelve months, Igene believes it will need additional working capital. Part of this funding is expected to be received from sales of Aquasta(R), resulting in increased cash. Additional funding is expected through the ADM JV reimbursement of expenses. There will be additional delay betwee the commencement of production and the receipt of proceeds from any sale of such product. However, there can be no assurance that projected cash from sales, or additional funding, will be sufficient for Igene to fund its continued operations.

     The  Company   does  not  believe  that  inflation   had   a
significant impact on its operations during the nine-month periods ended September 30, 2010 and 2009.

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

     Igene is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of December 31, 2009, we had identified the following material weaknesses which still exist as of September 30, 2010 and through the date of this report.

1. As of September 30, 2010, we did not maintain effective controls over the control environment. Specifically, we have not formally adopted a written code of business conduct and ethics that governs the Company's employees, officers and directors. Additionally, we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an independent audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of September 30, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3. As of September 30, 2010, we did not maintain effective controls over equity transactions. Specifically, controls were not designed and in place to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds

None.

Item 3.   Defaults Upon Senior Securities

     In December 1988, as part of an overall effort to contain costs and conserve working capital, Igene suspended payment of the quarterly dividend on its preferred stock. Resumption of the dividend will require significant improvements in cash flow. Unpaid dividends cumulate for future payment or addition to the liquidation preference or redemption value of the preferred stock. As of September 30, 2010, total dividends in arrears on Igene's preferred stock total $156,767 ($14.08 per share) and are included in the carrying value of the redeemable preferred stock.

Item 4.   Removed and Reserved

Item 5.   Other Information

None.




                              -14-
Item 6.  Exhibits

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



                              IGENE BIOTECHNOLOGY, INC.
                              ___________________________________
                              (Registrant)




Date November 15, 2010     By /S/ STEPHEN F. HIU
     _________________        ___________________________________
                                  STEPHEN F. HIU
                                  President
                                  (principal executive officer)




Date November 15, 2010     By /S/ EDWARD J. WEISBERGER
     _________________        ___________________________________
                                  EDWARD J. WEISBERGER
                                  Chief Financial Officer
                                  (principal financial officer)

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